Form 10QSB
period 2004-03-31
GLOBAL WIDE PUBLICATION LTD
filed 2004-05-17
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004.

☐   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ______________ to _______________

Commission File Number 333-110680

GLOBAL-WIDE PUBLICATION LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒    Yes    ☐    No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,300,000 Shares of $0.001 par value Common Stock outstanding as of March 31, 2004.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

GLOBAL–WIDE PUBLICATION LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2004 and September 30, 2003
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
	2004	2003
ASSETS

Current
Cash	17,933	31,831
Accounts receivable	19,587	11,759
Prepaid expenses	5,387	-
	42,907	43,590
Due from related party	-	14,715
Goodwill	23,447	23,447
	$66,354	$81,752

LIABILITIES

Current
Accounts payable	$48,296	$36,585
Due to related party	3,872	-
	52,168	36,585
STOCKHOLDERS’ EQUITY

Capital stock
Common stock, $0.001 par value, 70,000,000 shares
authorized
Preferred stock, $0.001 par value, 5,000,000 shares
authorized
6,300,000 common shares issued and outstanding	6,300	6,300
Additional paid-in capital	44,700	44,700
Deficit	(36,814)	(5,833)
	14,186	45,167
	$66,354	$81,752

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2004
and the period from July 14, 2003 (Date of Inception) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

			July 14, 2003
	Three months	Six months	(Date of
	ended	ended	Inception) to
	March 31,	March 31,	March 31,
	2004	2004	2004

Revenue
Sales	$35,058	$80,483	$80,483

Direct Costs
Contract services	16,118	27,087	27,087
Printing, distribution and sorting	8,632	16,030	16,030
	24,750	43,117	43,117
Gross margin	10,308	37,366	37,366
General and Administrative Expenses
Accounting and audit fees	2,234	11,616	16,616
Advertising and promotion	522	965	965
Auto expenses	3,584	7,225	7,225
Bad debt expense	9,232	15,962	15,962
Bank charges and interest	222	802	802
Consulting fees	4,000	9,500	10,000
Incorporation costs	-	-	300
Legal fees	1,858	1,858	1,858
Office and general	4,261	8,905	9,338
Rent	3,871	7,308	7,308
Telephone	1,138	2,021	2,021
Transfer agent fees	1,200	1,200	1,200
Travel	379	379	379

	32,501	67,741	73,974
Net loss before other items	(22,193)	(30,375)	(36,608)
Other items
Gain on foreign exchange	(731)	(606)	(206)
Net loss for the period	$(22,924)	$(30,981)	$(36,814)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of common shares
outstanding	6,300,000	6,300,000

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2004 and the period from July 14, 2003
(Date of Inception) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

		July 14, 2003
	Six months	(Date of
	ended	Inception) to
	March 31,	March 31,
	2004	2004

Operating Activities
Net loss for the period	$(30,981)	$(36,814)
Changes in non-cash working capital items
related to operations
Accounts receivable	(7,828)	(9,478)
Prepaid expenses	(5,387)	(5,387)
Accounts payable	11,711	17,898

Net cash flows used in operating activities	(32,485)	(33,781)

Investing Activities
Decrease in due from related party	14,715	14,715
Increase in due to related party	3,872	3,872

Net cash flow provided by investing activities	18,587	18,587

Financing Activities
Bank indebtedness acquired	-	(15,773)
Proceeds on sale of common stock	-	48,900

Net cash flow provided by financing activities	-	33,127

Increase (decrease) in cash during the period	(13,898)	17,933

Cash, beginning of period	31,831	-

Cash, end of period	$17,933	$17,933

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period July 14, 2003 (Date of Inception) to March 31, 2004
(Stated in US Dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Number	Par Value	Capital	Deficit	Total

Issuance of common stock
for cash – at $0.001	3,900,000	$3,900	$-	$-	$3,900

Issuance of common stock
for acquisition of Marco
Polo World News Inc.
– at $0.001	2,100,000	2,100	-	-	2,100

Issuance of common stock
for cash – at $0.15	300,000	300	44,700	-	45,000

Net loss for the period	-	-	-	(5,833)	(5,833)

Balance, September 30, 2003	6,300,000	6,300	44,700	(5,833)	45,167

Net loss for the period	-	-	-	(30,981)	(30,981)

Balance, March 31, 2004	6,300,000	$6,300	$44,700	$(36,814)	$14,186

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1

Summary of Significant Accounting Policy

Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2004, the Company has a working capital deficiency of $9,261, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $36,814 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3	Commitments

	a)	At December 31, 2003, the Company has entered into operating leases for vehicles and is committed to the following payments:

Year ended:	2004	$5,911
	2005	5,911
	2006	5,134
	2007	3,242

		$$20,198

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 3	Commitments – (cont’d)

b)

By agreement dated June 1, 2002, Marco Polo World News Inc. (“MPW”), the Company’s subsidiary, entered into a sales agency and personal services agreement with a director of MPW wherein the director will be compensated by a 25% sales commission (contract service fees) on all sales secured by him. This agreement terminates on July 31, 2005 and may be renewed at the option of the director for an additional three years.

Item 2. Plan of Operation

Global-Wide Publication Ltd. ("the Company") was incorporated in the state of Nevada on July 14, 2003. Pursuant to an Agreement dated August 29, 2003, and completed September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. ("MPW"), a British Columbia, Canada corporation, in consideration of 2,100,000 restricted shares of its common stock issued to the one shareholder of MPW. As a result of the transaction MPW has become a wholly owned subsidiary of the Company and the financial operations of the two companies have been merged.

The Company through MPW is considered a start-up company engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”. MPW currently produce and distribute 1,700 copies of the newspaper on a weekly basis mainly in the Vancouver metropolitan area. It earns revenue by selling advertising space in the newspaper to businesses and professionals who want to market their products and services to individuals of Italian origin residing in the areas of distribution. We also earn revenues through the sale of the newspaper to individual subscribers and through newsstands sales.

As of March 31, 2004 the Company had total assets of US $66,354, including cash resources of $17,933, accounts receivable of $19,587, prepaid expenses of $5,387 and goodwill of $23,447. The cash and equivalents represent the Company’s present source of liquidity.

The Company’s liabilities at March 31, 2004 totaled $52,168, consisting of $48,296 in accounts payables and $3,872 due to related party.

During the three months period ended March 31, 2004 the Company generated revenues of $35,058 and net losses for the period of $22,924.

The Company has not realized significant revenues for the period and it is presently operating at an ongoing deficit. The Company’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from expanded operation. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock to finance the development of the acquired asset. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund its future development. Presently it does not have any arrangements in place for future equity financing.

The Company plan of business for the 2004 calendar year, is to expand its business by attempting to:

1.	Enlarge the publication to 24 pages from the present 20 pages by July 2004.This step will be subject to the company securing approximately 40% more advertising space for each additional page planned for production. It is anticipated that the company will incur an additional $70 production cost per issue for this expanded publication.

2.
Reach an average monthly revenue from advertising sales of $ 11,600 by July 2004. It is not anticipate that the company will incur additional cost of sales for increasing advertising revenues as these costs would be covered by sales commissions.

3.	Increase the advertising-to-editorial ratio of the newspaper content to a 40% to 60% by July 2004.
4.	Increase the printing and distribution of Marco Polo to 3,000 copies a week by November 2004.
5.
In conjunction with the increase of production to 3,000 copies per issue, introduce two new areas in British Columbia (Victoria and Penticton/Kelowna) as additional distribution bases for the publication and create content segments in the newspaper to cover news and editorials relating to the two new areas of distribution by November, 2004.

The Company anticipates incurring approximately $48,600 for administrative expenses including accounting and audit costs ($12,000) legal fees ($7,500), rent and office costs ($17,700), computer costs ($2,400), telephone costs ($1,800), Edgar filings ($1,800) and general administrative costs ($5,400) over the next 12 months.

On November 22, 2003, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On May 13, 2004, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board upon approval of this application.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during the three month period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Wide Publication Ltd.

  /s/ Robert Hoegler
Robert Hoegler, Director

Date: May 14, 2004.