Form 10QSB
period 2004-06-30
GLOBAL WIDE PUBLICATION LTD
filed 2004-08-12
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to _______________

Commission File Number 333-110680

GLOBAL-WIDE PUBLICATION LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	604-682-8468

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,300,000 Shares of $0.001 par value Common Stock issued and outstanding as of June 30, 2004.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

GLOBAL–WIDE PUBLICATION LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
June 30, 2004 and September 30, 2003
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
	2004	2003

ASSETS

Current
Cash	$6,704	$31,831
Accounts receivable	21,672	11,759
Prepaid expenses	1,892	-

	30,268	43,590
Due from related party	-	14,715
Goodwill	23,447	23,447

	$53,715	$81,752

LIABILITIES

Current
Accounts payable	$48,074	$36,585
Due to related party	3,788	-

	51,862	36,585

STOCKHOLDERS' EQUITY

Capital stock
Common stock, $0.001 par value, 70,000,000 shares
authorized
Preferred stock, $0.001 par value, 5,000,000 shares
authorized
6,300,000 common shares issued and outstanding	6,300	6,300
Additional paid-in capital	44,700	44,700
Deficit	(49,147)	(5,833)

	1,853	45,167

	$53,715	$81,752

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended June 30, 2004
and the period from July 14, 2003 (Date of Inception) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

			July 14, 2003
	Three months	Nine months	(Date of
	ended	ended	Inception) to
	June 30,	June 30,	June 30,
	2004	2004	2004
Revenue
Sales	$49,110	$129,593	$129,593

Direct Costs
Contract services	14,806	41,893	41,893
Printing, distribution and sorting	8,747	24,777	24,777

	23,553	66,670	66,670

Gross margin	25,557	62,923	62,923

General and Administrative Expenses
Accounting and audit fees	2,871	14,487	19,487
Advertising and promotion	433	1,398	1,398
Auto expenses	3,643	10,868	10,868
Bad debt expense	14,652	30,614	30,614
Bank charges and interest	280	1,082	1,082
Consulting fees	4,500	14,000	14,500
Incorporation costs	-	-	300
Legal fees	3,929	5,787	5,787
Office and general	4,537	13,442	13,875
Rent	3,329	10,637	10,637
Telephone	415	2,436	2,436
Transfer agent fees	-	1,200	1,200
Travel	(11)	368	368

	38,578	106,319	112,552

Net loss before other items	(13,021)	(43,396)	(49,629)
Other items
Gain on foreign exchange	688	82	482

Net loss for the period	$(12,333)	$(43,314)	$(49,147)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	6,300,000	6,300,000

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2004
and the period from July 14, 2003 (Date of Inception) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

		July 14, 2003
	Nine months	(Date of
	ended	Inception) to
	June 30,	June 30,
	2004	2004
Operating Activities
Net loss for the period	$(43,314)	$(49,147)
Changes in non-cash working capital items
related to operations
Accounts receivable	(9,913)	(11,563)
Prepaid expenses	(1,892)	(1,892)
Accounts payable	11,489	17,676

Net cash flows used in operating activities	(43,630)	(44,926)

Investing Activity
Decrease in due from related party	14,715	14,715

Net cash flow provided by investing activities	14,715	14,715

Financing Activities
Bank indebtedness acquired	-	(15,773)
Increase in due to related party	3,788	3,788
Proceeds on sale of common stock	-	48,900

Net cash flow provided by financing activities	3,788	36,915

Increase (decrease) in cash during the period	(25,127)	6,704

Cash, beginning of period	31,831	-

Cash, end of period	$6,704	$6,704

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period July 14, 2003 (Date of Inception) to June 30, 2004
(Stated in US Dollars)
(Unaudited)

			Additional
	Common Stock		Paid-in
	Number	Par Value	Capital	Deficit	Total
Issuance of common stock
for cash – at $0.001	3,900,000	$3,900	$-	$-	$3,900

Issuance of common stock
for acquisition of Marco
Polo World News Inc.
– at $0.001	2,100,000	2,100	-	-	2,100

Issuance of common stock
for cash – at $0.15	300,000	300	44,700	-	45,000

Net loss for the period	-	-	-	(5,833)	(5,833)

Balance, September 30, 2003	6,300,000	6,300	44,700	(5,833)	45,167

Net loss for the period	-	-	-	(43,314)	(43,314)

Balance, June 30, 2004	6,300,000	$6,300	$44,700	$(49,147)	$1,853

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1

Summary of Significant Accounting Policy

Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has a working capital deficiency of $21,594, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $49,147 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3	Commitments

a)	At December 31, 2003, the Company has entered into operating leases for vehicles and is committed to the following payments:

Year ended:	2004	$5,911
	2005	5,911
	2006	5,134
	2007	3,242

		$20,198

Note 3	Commitments – (cont'd)

b)
By agreement dated June 1, 2002, Marco Polo World News Inc. ("MPW"), the Company's subsidiary, entered into a sales agency and personal services agreement with a director of MPW wherein the director will be compensated by a 25% sales commission (contract service fees) on all sales secured by him. This agreement terminates on July 31, 2005 and may be renewed at the option of the director for an additional three years.

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

The Company through MPW is considered a start-up company engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called "Marco Polo". MPW currently produce and distribute 2,500 copies of the newspaper on a weekly basis mainly in the Vancouver metropolitan area. It earns revenue by selling advertising space in the newspaper to businesses and professionals who want to market their products and services to individuals of Italian origin residing in the areas of distribution. We also earn revenues through the sale of the newspaper to individual subscribers and through newsstands sales.

As of June 30, 2004 the Company had total assets of US $53,715, including cash resources of $6,704, accounts receivable of $21,672, prepaid expenses of $1,892 and goodwill of $23,447. The cash and equivalents represent the Company present source of liquidity.

The Company's liabilities at June 30, 2004 totaled $51,862, consisting of $48,074 in accounts payables and $3,788 due to related party.

During the three months period ended June 30, 2004 the Company generated revenues of $49,110 and net losses for the period of $12,333.

Since inception (July 14, 2003) to June 30, 2004 the Company generated gross revenues of $129,593 and net loss for the period of $49,147.

The Company has not realized significant revenues since inception, and for the period ended June 30, 2004, and it is presently operating at an ongoing deficit. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from expanded operation. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

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

The Company plan of business for the 2004 calendar year, is to expand its business by attempting to:

1.
Enlarge the publication to 24 pages from the present 20 pages by December 2004.This step will be subject to the company securing approximately 40% more advertising space for each additional page planned for production. It is anticipated that the company will incur an additional $70 production cost per issue for this expanded publication.

2.
Reach an average monthly revenue from advertising sales of $ 11,600 by December 2004. It is not anticipate that the company will incur additional cost of sales for increasing advertising revenues as these costs would be covered by sales commissions.

3.	Increase the advertising-to-editorial ratio of the newspaper content to a 40% to 60% by December 2004.

(The company had anticipated to reach these milestones by July 2004 but was unable to do so due to its inability to secure the additional advertisement sales necessary to cover the added costs of expansion).

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The 15c211 application was accepted by NASD and, on June 7, 2004, the Company's common shares were posted for trading on the OTC BB.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during the three month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Wide Publication Ltd.

/s/ Robert Hoegler
Robert Hoegler, Director

Date: August 12, 2004.