Form 10KSB
period 2004-09-30
GLOBAL WIDE PUBLICATION LTD
filed 2004-12-22
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-110680

GLOBAL-WIDE PUBLICATION LTD.
(Exact name of Registrant as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Box 18, 595 Howe Street
Suite 323
Vancouver, BC Canada, V6C 2T5
(Address of principal executive offices)

(604) 682 8468
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes  ☒    No   ☐

State issuer’s net revenues for its most recent fiscal year: $52,105

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$270,000 as at December 20, 2004, based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
6,300,000 common shares as of December 20, 2004

PART I

ITEM 1: DESCRIPTION OF BUSINESS

We were incorporated in the state of Nevada on July 14, 2003 to pursue business opportunities in the publication industry. Pursuant to an Agreement dated August 29, , and completed September 30,2003 2003, we acquired all of the issued and outstanding shares of Marco Polo World News Inc. ("MPW"), a British Columbia, Canada corporation, in consideration of 2,100,000 restricted shares of our common stock issued to the one shareholder of MPW. As a result of the transaction MPW has become our wholly owned subsidiary and the financial operations of the MPW has been merged with ours.

We are considered a start-up company and through our wholly owned subsidiary are engaged in the production, publication and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”. MPW currently produces and distributes 2,500 copies of the newspaper on a weekly basis mainly in the Vancouver metropolitan area.

We generate revenues from selling advertising space in the newspaper to industries, institutions, businesses and individual professionals that want to market their products and services to significant portion of the Canadian population that is of Italian origin. Since the acquisition of our subsidiary on September 30, 2003, we have generated an average of $12,230 total revenues per month inclusive of revenues generated from the sale of the newspapers. We receive $0.74 for each copy of the newspaper sold on newsstands. The other $0.18 of the cover price is retained by the retailer.

Our plan of operations for the twelve months period commencing in May 2004 was to expand our business operation by attempting to:

1.
Enlarge the publication to 24 pages from the present 20 pages by July 2004.This step was subject to us securing approximately 40% more advertising space for each additional page planned for production. We anticipated that we would have incurred an additional $70 production cost per issue for this expanded publication.

2.
Reach an average monthly revenue from advertising and newspaper sales of $ 16,000 by July 2004 We did not anticipate any additional cost of sales for increasing our revenues as any additional compensation would have been covered by sales commissions.

3.	Increase the advertising-to-editorial ratio of our newspaper content to a 40% to 60% by July 2004.
4.	Increase the printing and distribution of Marco Polo to 3,000 copies a week by November 2004.
5.
In conjunction with the increase of production to 3,000 copies per issue, we would have introduced two new areas in British Columbia (Victoria and Penticton/Kelowna) as additional distribution bases for the publication and would have created content segments in the newspaper to cover news and editorials relating to the two new areas of distribution by November 2004. Additional costs for printing and distribution in these new areas would have been approximately US$280 and US$70 per issue respectively.

Our objectives to obtain these operational milestones have not been met yet. We have no assurances that we will be able to reach these milestones in the near future. Even though we will attempt to maintain our current operational levels, we cannot give assurances that we will be successful in our endeavors to reach a profitable operation. Furthermore our revenues have remained constant and insufficient to cover costs relating to the production, publication and distribution of the newspaper and general administration of our business activities.

In view of the losses from operations in our last fiscal year and our inability to implement our Business Plan, we will make efforts to seek and identify other business opportunities in the publication industry, or other industries, that may be made available for our consideration.

Industry Overview,
The Advertising Economy

Advertising is one of the most visible forms of marketing. A study by Combase, the Canadian Community Newspaper Database Corp., conducted by Toronto research firm Maritz: Thompson Lightstone & Co. shows that the community newspaper industry has emerged as a successful billion dollar segment of media. In Canada alone, this industry represents over 1,000 titles and 11.2 million copies per week. This study also demonstrates a 70% household penetration by specialty community newspapers; this is a higher reach than any other medium. Readership is highest in British Columbia with 79% surveyed reading their last weekday issue, compared to just 63% reading the last issue of a daily newspaper.

Overview of Community and Ethnic publications

New niche markets have emerged in the community newspaper arena based on the ever-growing ethnic population in North America. A large segment of traditional media include foreign language programs (both on radio and television) and community ethnic publications that have flourished in the last ten years. Governments at the national, provincial, state and local levels have made great strides in the last decade to satisfy the demands of these powerful groups for recognition, acceptance and support of their culture, customs and language. Governments and large institutions have invested substantially in the promotion of cultural and ethnic diversity. The Department of Canadian Heritage, the Canadian federal government ministry responsible for policies and programs related to Canadian culture, arts and heritage, and the preservation thereof, subsidizes 47% of the mailing costs of Canadian owned and controlled paid circulation publications, with special provisions for ethno-cultural, aboriginal, and minority official-language publications, through its Publication Assistance Program and has a specific mandate in the domain of culture. Quoted in a discussion paper filed by the Department of Canadian Heritage, the department stated "Canada is defined by far more than its political boundaries or economic relationships. In these times of rapid change and globalization, it is more important than ever that we know who we are as Canadians and what brings us together. The focus of our cultural policies for the future must be on ... diverse Canadian content ".

As a result of these new policies and programs, cultural channels, both television and radio, and ethnic (cultural) publications have flourished during the last decade. Ethnic markets now represent a major and affluent portion of the purchasing public and have not been specifically targeted by advertising vehicles, other than mass conventional publications. This creates a vacuum and a market opportunity for new and creative specialty mediums that want to venture into this unfulfilled and growing market and communities.

Employees

We have no employees other than our officers and directors. Through an agreement dated June 1, 2002 between Marco Polo World News Inc., our subsidiary, and Mr. Rino Vultaggio, we have retained Mr. Rino Vultaggio as an agent/contractor of sales and marketing services, as well as Managing Editor and Publisher. As our agent, Mr. Vultaggio is responsible for securing advertising sales for the newspaper, as well as for securing and supervising any additional sales agents when and if required.

In his capacity as Publisher and Managing Editor of the newspaper, Mr. Vultaggio’s responsibilities include securing, evaluating and selecting news and editorial content, production, photography and layout supervision, as well as general supervision and coordination respecting all contractors retained for the production and operation of the newspaper.

Our subsidiary has agreed to pay Mr. Vultaggio a 25% commission on all sales secured by him and collected by us. In addition, he is reimbursed for any reasonable expenses he incurs in the performance of his duties.

All other services required for the production of our newspaper, such as graphic design and final layout, are outsourced to one independent contractor. This contractor provides us with the services of designing and finalizing the layout of the newspaper on a weekly basis and receives $1,150 per month for the services. We have no written agreement with this independent contractor for his services. Administrative functions and collection of revenues as well as printing and distribution of the newspaper are also contracted out on a part-time basis. On a weekly basis, under Mr. Vultaggio’s supervision, the news and editorial material necessary to produce the newspaper, is compiled, laid out and sent for printing every Monday for distribution Tuesday. All other contracted functions, such as part-time administrative and full-time sales, continue on an ongoing basis.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

Unsuccessful Operating History

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to publishing and distributing an Italian language newspaper in the Vancouver area and in the province of British Columbia. Since inception our operation has been generating losses and we cannot give assurances that we will be successful in generating profits from our publication operation in the future. Therefore we will be reviewing other business ventures or acquisition opportunities in the publication industry or other industries if they become available to us. Furthermore we cannot give assurances that we will be able to raise the financing necessary to maintain our current operation or develop any other business plan of new business assets that we may acquire in the future.

If We Do Not Obtain Additional Financing, We Will Not Be Able to Maintain Present Operation or Acquire Any Assets

As of September 30, 2004, we had cash on hand in the amount of $3,344. Our present negative revenues in addition to these funds are not sufficient to meet our obligation in connection to the present publication operation. In order to meet these obligations or acquire any additional business interest, we will have to raise funds necessary to meet our present Business obligations or to finance new operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to suspend our present operation and delay the implementation of any future business plan.

We do not have arrangements for any financing and we can provide no assurance that we will be able to obtain the additional required financing needed. Obtaining additional financing will be subject to a number of factors, including:

  Market conditions;
  Investor acceptance of potential business assets; and
  Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to meet our present obligations in connection with the publication of our newspaper or business interests that we may acquire, implementation of our business plan may fail or be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate additional significant revenues from our publication operations or any other business interest we may acquire, we will not be able to achieve profitability or continue operations.

Because the Trading Market for Our Shares is Speculative and Volatile, Shareholders May Not Be Able to Sell Their Shares.

Our shares of common stock are quoted for trading on the OTC Bulletin Board and have been trading through the facilities of that quotation system. Due to the volatile and speculative nature of our trading market, we cannot assure you that you will be able to sell your shares for a reasonable price.

Our Securities May Be Subject to Penny Stock Regulation.

If the trading market for our securities remains volatile and the price of our common shares remains below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

Forward-Looking Statements

This Annual Report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this Report.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 595 Howe Street, Suite 323, Vancouver, British Columbia, Canada. Mr. Robert Hoegler, our President and Chief Executive Officer, rents these premises to us, on a monthly basis, for $300 per month. There are no formal agreements or arrangements with Mr. Robert Hoegler regarding the rental of the premises. The publications offices, located at 3680 East Hastings Street, Suite 302 in Vancouver, are rented to us from an arms length party on monthly basis for $1,348 per month. There are no formal agreements or arrangements with the lessor, Both offices are fully equipped and functional. It is not expected that expanded facilities will be needed for either location in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting and/or Extraordinary Shareholders Meetings as follows:

1.
July 14, 2004 Robert Hoegler and Rino Vultaggio were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the re-appointment of Amisano Hanson, Chartered Accountants as our Auditors and all acts of our directors and officers since the date of our last Annual General Meeting.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have been quoted for trading on the National Association of Securities Dealers’ OTC Bulletin Board since June 4, 2004. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The following table sets forth the high and low closing prices and average daily volume, for the periods, of our common shares traded on the OTC Bulletin Board since June 4, 2004, (first day of Trading) to September 30, 2004.

Period	High	Low
June 4, 2004 to June 30, 2004*	0	0
July 1, 2004 to September 30, 2004*	0	0
* There were no trading activities of shares in our common stock during this period.

The above quotations are taken from information provided by Canada Stockwatch and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 51 shareholders of record as of September 30, 2004.

Securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to seek financing necessary to fund our present obligations in connection with the publication of our newspaper and to fund our investigation, negotiation, acquisition of other business acquisition opportunities and any potential future operations. Currently, we have limited anticipated sources of financing and no specific additional business projects that are being reviewed.

We anticipate incurring approximately $58,000 for administrative expenses over the next 12 month period including accounting and audit costs ($20,000) legal fees ($8,000), rent and office costs ($15,000) and general administrative costs ($15,000). We also anticipate incurring approximately $95,000 in contract services and other consulting services relating to the production, printing and distribution of our weekly Italian Language newspaper.

We do not currently have cash on hand to cover these anticipated costs and accordingly, we will require additional funding.

Additional funding will be required in the form of equity financing from the sale of our common stock or from directors or shareholders loans to fund operations. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or arrange director or shareholders loans in order to continue operations.

Results of Operations

For the fiscal year ended September 30, 2004, we earned net revenues of $52,105 from business operations relating to the sale of advertising space sold on our weekly Italian language newspaper. This amount was offset by general and administrative expenses of $119,254 consisting of accounting and audit fees of $20,759, advertising and promotion of $1,622, auto expenses of $15,522, bad debt expenses of $14,108, bank charges of $1,356, consulting fees of $13,500, legal fees of $8,492, office and general costs of $21,211, rent of $14,542, telephone of $5,028, transfer agent fees of $1,800 and travel of $1,314. Accordingly, we incurred a net loss before other items of $67,149 for the fiscal year. After calculating a gain on foreign exchange gain of $47 and write-off of goodwill of $23,447 we had a net loss of $90,549 for the fiscal year ending September 30, 2004.

At September 30, 2004, we had total assets of $12,705 of which $3,344 was cash on hand and $9,361 in accounts receivable. As of the same date the total amount of our liabilities was $60,264 of which $7,037 in bank indebtedness, $49,520 in accounts payable and $3,707 due to related party.

ITEM 7: FINANCIAL STATEMENTS

GLOBAL–WIDE PUBLICATION LTD.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Global–Wide Publication Ltd.

We have audited the consolidated balance sheets of Global–Wide Publication Ltd. and subsidiary as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended September 30, 2004 and the period from July 14, 2003 (Date of Inception) to September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global–Wide Publication Ltd. and subsidiary as of September 30, 2004 and 2003 and the results of their operations and their cash flows and the changes in stockholders’ equity for the year ended September 30, 2004 and the period from July 14, 2003 (Date of Inception) to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
October 27, 2004	Chartered Accountants

GLOBAL–WIDE PUBLICATION LTD.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and 2003
(Stated in US Dollars)

	2004	2003
ASSETS

Current
Cash	$3,344	$31,831
Accounts receivable	9,361	11,759

	12,705	43,590
Due from related party – Note 3	-	14,715
Goodwill – Note 4	-	23,447

	$12,705	$81,752

LIABILITIES

Current
Bank indebtedness	$7,037	$-
Accounts payable – Note 3	49,520	36,585
Due to related party – Note 3	3,707	-

	60,264	36,585

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 5
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
6,300,000 common shares issued and outstanding
(2003: 6,300,000)	6,300	6,300
Additional paid-in capital	44,700	44,700
Accumulated other comprehensive loss	(2,177)	-
Accumulated deficit	(96,382)	(5,833)

	(47,559)	45,167

	$12,705	$81,752

Nature and Continuance of Operations – Note 1
Commitments – Note 9

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended September 30, 2004 and for the period July 14, 2003 (Date of Inception) to September 30, 2003
(Stated in US Dollars)

		July 14, 2003
		(Date of
	Year ended	Inception) to
	September 30,	September 30,
	2004	2003
Revenue
Sales	$146,891	$-

Direct costs
Contract services – Note 3	60,875	-
Printing, distribution and sorting	33,911	-

	94,786	-

Gross margin	52,105	-

General and Administrative Expenses
Accounting and audit fees – Note 3	20,759	5,000
Advertising and promotion	1,622	-
Auto expenses	15,522	-
Bad debt expense	14,108	-
Bank charges and interest	1,356	-
Consulting fees	13,500	500
Incorporation costs	-	300
Legal fees	8,492	-
Office and general – Note 3	21,211	433
Rent	14,542	-
Telephone	5,028	-
Transfer agent fees	1,800	-
Travel	1,314	-

	(119,254)	(6,233)

Net loss before other items	(67,149)	(6,233)
Other items
Gain on foreign exchange	47	400
Write-off of goodwill – Note 4	(23,447)	-

	(23,400)	400

Net loss for the period	(90,549)	(5,833)
Other comprehensive loss
Foreign currency adjustment	(2,177)	-

Comprehensive loss for the period	$(92,726)	$(5,833)

Basic and diluted loss per share	$(0.01)	$0.00

Weighted average number of common shares outstanding	6,300,000	1,350,000

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended September 30, 2004 and for the period July 14, 2003 (Date of Inception) to September 30, 2003
(Stated in US Dollars)

		July 14, 2003
		(Date of
	Year ended	Inception) to
	September 30	September 30,
	2004	2003

Operating Activities
Comprehensive loss for the period	$(92,726)	$(5,833)
Item not affecting cash:
Write-off of goodwill	23,447	-
Changes in non-cash working capital items
related to operations:
Accounts receivable	2,398	(1,650)
Accounts payable	12,935	6,187

Net cash flows used in operating activities	(53,946)	(1,296)

Investing Activity
Decrease in due from related party	14,715	-

Net cash flows provided by investing activity	14,715	-

Financing Activities
Bank indebtedness acquired – Note 4	-	(15,773)
Bank indebtedness	7,037	-
Increase in due to related party	3,707	-
Proceeds on sale of common stock	-	48,900

Net cash flow provided by financing activities	10,744	33,127

Increase (decrease) in cash during the period	(28,487)	31,831

Cash, beginning of period	31,831	-

Cash, end of period	$3,344	$31,831

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash transaction – Note 8

SEE ACCOMPANYING NOTES

GLOBAL –WIDE PUBLICATION LTD.
CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 14, 2003 (Date of Inception) to September 30, 2004
(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Number	Par Value	Capital	Loss	Deficit	Total

Issuance of common stock for cash – at $0.001	3,900,000	$3,900	$-	$-	$-	$3,900

Issuance of common stock for
acquisition of Marco Polo World
News Inc. – at $0.001	2,100,000	2,100	-	-	-	2,100

Issuance of common stock for cash – at $0.15	300,000	300	44,700	-	-	45,000

Net loss for the period	-	-	-	-	(5,833)	(5,833)

Balance, September 30, 2003	6,300,000	6,300	44,700	-	(5,833)	45,167

Net loss for the year	-	-	-	-	(90,549)	(90,549)

Other comprehensive loss for the year	-	-	-	(2,177)	-	(2,177)

Balance, September 30, 2004	6,300,000	$6,300	$44,700	$(2,177)	$(96,382)	$(47,559)

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company and its subsidiary, Marco Polo World News Inc. (“MPW”), a private British Columbia, Canada company, are in the business of publishing a weekly newspaper publication targeting particular readership in the greater Vancouver, British Columbia, Canada area. The Company is a public company whose shares trade on the OTC Bulletin Board.

These consolidated financial statements have been prepared on a going concern basis. As at September 30, 2004, the Company has not yet attained profitable operations, has a working capital deficiency of $47,559 and has accumulated losses since inception totalling $98,559. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts or classifications of assets and liabilities that may be required should the Company be unable to continue as a going concern.

Management plans to continue to provide for its capital needs during the year ended September 30, 2005 by the development of its sales of newspapers and advertising revenues and by issuing equity securities or by obtaining related party loans. The Company also plans to review other business ventures or acquisition opportunities in the publication industry or other industries if they become available.

The Company was incorporated on July 14, 2003 in the State of Nevada and has adopted September 30 as its fiscal year end.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MPW. All significant inter-company transactions and account balances have been eliminated.

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Revenue Recognition

The Company’s subsidiary generates revenue from selling advertising space in its weekly newspaper publication which it produces and distributes to target markets. Advertising revenue is recorded upon billing and completion of printing of each weekly publication and collection is reasonably assured. Customer deposits received in advance of publication are recorded as deferred revenue.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the FAS NO. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Items on the Statement of Operations.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, bank indebtedness and accounts payable approximate their fair value due to the short maturity of such instruments. Due to related party also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Comprehensive Loss

Statement of Financial Accounting Standards (“FAS”) No. 130 “Reporting Comprehensive Income”, was adopted during the year ended September 30, 2004. The standard establishes guidelines for the reporting and display of comprehensive income and its components in consolidated financial statements. Comprehensive loss includes foreign currency translation adjustments. Upon adoption, all periods presented were restated to show the reclassification of other comprehensive income from net loss.

Income Taxes

The Company follows FAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Goodwill and Intangible Assets

The Company has adopted the provisions of the FAS No. 142, “Goodwill and Intangible Assets”. Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

New Accounting Standards

Management does not believe that any recently issued but not effective accounting standards if currently adapted could have a material affect on the accompanying financial statements.

Government Assistance

Government assistance received is applied against the applicable expenses in the year of eligibility.

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Stated in US Dollars)

Note 3

Related Party Transactions – Note 9

As at September 30, 2004, $Nil (2003: $14,715) was due from a director of the Company for cash advances which are unsecured, non-interest bearing and have no specific terms for repayment.

Included in accounts payable is $370 (2003 - $Nil) due to a director of the Company.

The amount due to related party is due to a director of the Company for advances to the Company. This amount is unsecured, non-interest bearing and have no specific terms for repayment.

The Company was charged the following expenses by directors of the Company or companies with common directors:

	2004	2003

Accounting fees	$3,506	$-
Contract services	15,093	-
Office and general – administrative fees	2,100	-

	$20,699	$-

These expenditures were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 4

Acquisition of Marco Polo World News Inc.

By an agreement dated August 29, 2003 and completed on September 30, 2003, the Company acquired 100% of the issued and outstanding shares of MPW, in consideration for 2,100,000 common shares of the Company.

This acquisition has been accounted for using the purchase method of accounting. The value assigned to the capital stock of the Company issued for the acquisition is equal to the fair value of the capital stock of the Company.

The fair value of MPW's assets and liabilities at September 30, 2003, the date of the acquisition, is as follows:

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Stated in US Dollars)

Note 4	Acquisition of Marco Polo World News Inc. – (cont’d)

Cash	$-
Accounts receivable	10,109
Due from related parties	14,715
Goodwill	23,447

Total assets	48,271
Less: bank indebtedness	(15,773)
accounts payable	(30,398)

Purchase price – 2,100,000 common shares at $0.001 per share	$2,100

During the year ended September 30, 2004, the Company determined that the goodwill had been impaired. As a result, the Company wrote off the goodwill of $23,447.

Note 5

Capital Stock

The Company's capitalization is 70,000,000 common shares, with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001 per share. As at September 30, 2004, the Company has issued 6,300,000 common shares.

During the period July 14, 2003 (Date of Inception) to September 30, 2004 the Company has not granted any stock options and consequently has not recorded any stock-based compensation.

Note 6

Income Taxes

The Company and its subsidiary have net operating loss carry-forwards of approximately $71,597 which may be available to offset future taxable income. These losses will begin to expire in 2010 and due to the uncertainty of realization a full valuation allowance has been provided for this deferred tax asset.

At September 30, 2004, the Company has accumulated non-capital losses totalling $71,597 which are available to offset taxable income of future years. These losses expire as follows:

2010	$5,833
2011	46,198
2024	19,566

$71,597

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Stated in US Dollars)

Note 7	Deferred Tax Assets The following table summarizes the significant components of the Company’s deferred tax assets:

	2004	2003

Deferred tax assets
Non-capital loss carryforward	$15,052	$875
Valuation allowance for deferred tax assets	(15,052)	(875)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forward that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8

Non-Cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the period ended September 30, 2003, the Company issued 2,100,000 common shares at $0.001 per share to acquire MPW. This transaction has been excluded from the statement of cash flows.

Note 9	Commitments

a)	At September 30, 2004, the Company has operating lease agreements for vehicles and is committed to the following payments:

Year ended:	2005	$5,911
	2006	5,134
	2007	3,242

		$14,287

b)
By agreement dated June 1, 2002, MPW, the Company’s subsidiary, entered into a sales agency and personal services agreement with a director of MPW wherein the director will be compensated by a 25% sales commission (contract service fees) on all sales secured by him that are collected by the Company. This agreement terminates on July 31, 2005 and may be renewed at the option of the director for an additional three years.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of September 30, 2004 are as follows:

Directors:

Name of Director	Age
Robert Hoegler	60

Lesia Ozer*	36

Rino Vultaggio	62

Executive Officers:

Name of Officer	Age	Office
Robert Hoegler	60	President and Chief
		Executive Officer

Lesia Ozer*	36	Secretary, Treasurer, and
		Chief Financial Officer

*Ms. Lesia Ozer resigned from her positions subsequent to year end.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Robert Hoegler, age 60, has been our President, Chief Executive Officer and a member of our Board of Directors since inception on July 14, 2003. Mr. Hoegler has 20 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing share-listing status for more than 10 of them, both on U.S. and Canadian exchanges. From June 1993 to June 2003,, Mr. Hoegler was a Director of MCA Equities Ltd., a consulting company that provided management and administrative advice and assistance to private and public companies in both Canada and the United States. Since June 2003, Mr. Hoegler has been acting as President and a director of Roma Equities Ltd., a British Columbia company involved in the business of providing management and administrative consulting services. We estimate that Mr. Hoegler intends to spend approximately ten (10%) percent of his business time working on our business. There is no affiliation between MCA Equities Ltd, Roma Equities Ltd. and us.

Lesia Ozer, age 36, has been our Secretary, Treasurer and Chief Financial Officer and member of our Board of Directors since inception on July 14, 2003. Ms. Ozer has acted as an independent consultant in the publishing sector from January 1998 to date.. In this capacity, she has developed research campaigns, corporate programs, creative product development, budgeting and financial controls, forecasting and research and expansion initiatives. Ms. Ozer has also consulted on the design and construction of systems operations and costs control in the areas of production and distribution during this same period. Ms. Ozer also served from September 2001 to June 2002 as a guest instructor at the British Columbia Institute of Technology Marketing Department, lecturing on the topic of service marketing. She intends to spend approximately ten percent (10%) of her business time working on our business.

Rino Vultaggio, age 62, has been a member of our Board of Directors since September 2, 2003 and has been President, Chief Executive Officer and Director of Marco Polo World News Inc. since inception in February 1998. Mr. Vultaggio is presently the Editor and Publisher of “Il Marco Polo”, the company’s Italian National weekly newspaper which he founded in 1975. He acted in these capacities since February 1998 when he incorporated our subsidiary and initiated the production and distribution of the publication. Mr. Vultaggio has also acted as the main sales agent for the publication during the same period, generating in excess of 80% of the advertising revenues for the publication. As a professional photographer he has provided, and will continue to provide, the publication with some of its photographic content. We do not have a formal agreement with Mr. Vultaggio for his photography services. We have a verbal arrangement with him whereby he has agreed to provide photography services to us as part of his present services agreement and he will be reimbursed for any out-of-pocket expenses incurred to provide these additional services.

Subsequent Events

Subsequent to our fiscal year ending September 30, 2004, on October 20, 2004 Ms. Lesia Ozer resigned her position as Secretary, Treasurer and Chief Financial Officer from our board of directors. Her decision to resign was based on personal and professional considerations and to pursue other business opportunities. There were no disagreements or conflicts amongst our board of directors and Ms. Ozer relating to operational or policy matters during her tenure as our officer.

As a result of the vacancy created by Ms. Ozer’s resignation, On October 20, 2004, Mr. Rino Vultaggio was appointed to the positions of Secretary, Treasurer and Chief Financial Officer on our Board of Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no employees other than the officers and directors described above.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by us for all services rendered in all capacities to us for the fiscal years ended September 30, 2004 and September 30, 2003.

		Annual Compensation				Long Term Compensation
						Restricted
					Other Annual	Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Robert	President/	2004	$0	0	0	0	0	0	0
Hoegler	Director	2003	$0	0	0	0	0	0	0

Lesia Ozer	CFO/	2004	$0	0	0	0	0	0	$3,506
	Secretary	2003	$0	0	0	0	0	0	0
Rino	Director	2004	$0	0	0	0	0	0	$15,093
Vultaggio		2003	$0	0	0	0	0	0	0

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2004 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 20, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common Stock	Robert Hoegler	2,400,000	38.09%
	604-7040 Granvillle Ave.
	Richmond, British Columbia

Common Stock	Rino Vultaggio	2,100,000	33.33%
	5076 Payne Street
	Burnaby, British Columbia

Common Stock	All executive officers and	4,500,000	71.42%
	directors as a group

The percent of class is based on 6,300,000 shares of common stock issued and outstanding as of December 20, 2004

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, during our most recently completed fiscal year, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing person had any material interest, direct or indirect, in any transaction since our incorporation nor in any presently proposed transaction which, in either case, has or will materially affect us.

1.
We have executed a Sales Agency and Personal Services Agreement with Rino Vultaggio, our director, providing for payment to him of 25% commissions on all advertising sales secured by him, collected by us, and for services relating to his position as editor and publisher of Marco Polo.

Our current management has other business expertise and knowledge and may, in the future become involved in other business ventures. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Reports on Form 8-K

No reports on Form 8K were required to be filed during the fiscal year ending September 30, 2004.

ITEM 14 Controls and Procedures.

As of September 30, 2004, we carried out an evaluation, under their supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in insuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have adopted a code of ethics for our Chief Executive Officer, our Chief Financial Officer and other senior officers who perform financial management functions as required under the Sarbanes-Oxley Act of 2002.

There have been no changes in internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer complete their evaluation.

In compliance with the Sarbanes- Oxley Act of 2002, on July 14, 2004, we have appointed an Audit Committee consisting of Mr. Robert Hoegler and Mr. Rino Vultaggio.

We have engaged the firm of Amisano Hanson, Chartered Accountants, to audit and review our financial statements for the period commencing October 1, 2003 to September 30, 2004. The total fees charged to us by Amisano Hanson, Chartered Accountants for audit and other assurances services for this period were $17,250.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global-Wide Publication

By	/s/ Robert Hoegler
Robert Hoegler
President, CEO & Director

Date: December 21, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Hoegler
Robert Hoegler
President, CEO & Director
Date: December 21, 2004

By	/s/ Rino Vultaggio
Rino Vultaggio
Director, Chief Financial Officer & Secretary
Date: December 21, 2004