Form 10QSB
period 2004-12-31
GLOBAL WIDE PUBLICATION LTD
filed 2005-02-04
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days        ☒ Yes     ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,300,000 Shares of $0.001 par value Common Stock issued and outstanding as of December 31, 2004.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

GLOBAL–WIDE PUBLICATION LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2004 and September 30, 2004
(Stated in US Dollars)
(Unaudited)

	December	September
	31,	30,
ASSETS	2004	2004

Current
Cash	$-	$3,344
Accounts receivable	30,975	9,361

	$30,975	$12,705

LIABILITIES

Current
Bank indebtedness	$10,772	$7,037
Accounts payable	61,252	49,520
Due to related party	5,548	3,707

	77,572	60,264

STOCKHOLDERS’ DEFICIENCY

Capital stock
Common stock, $0.001 par value, 70,000,000 shares
authorized
Preferred stock, $0.001 par value, 5,000,000 shares
authorized
6,300,000 common shares issued and outstanding	6,300	6,300
Additional paid-in capital	44,700	44,700
Accumulated other comprehensive loss	(4,212)	(2,177)
Accumulated deficit	(93,385)	(96,382)

	(46,597)	(47,559)

	$30,975	$12,705

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended December 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	Three	Three
	months	months
	ended	ended
	December	December
	31,	31,
	2004	2003

Revenue
Sales	$46,277	$45,425

Direct Costs
Contract services	12,452	10,969
Printing, distribution and sorting	9,530	7,398

	21,982	18,367

Gross margin	24,295	27,058

General and Administrative Expenses
Accounting and audit fees	14,178	9,382
Advertising and promotion	275	443
Auto expenses	6,155	3,641
Bad debt expense (recovery)	(8,166)	6,730
Bank charges and interest	385	580
Consulting fees	-	5,500
Office and general	2,230	4,644
Rent	5,145	3,437
Telephone	1,096	883

	21,298	35,240

Net income (loss) for the period	$2,997	$(8,182)
Other comprehensive loss
Foreign currency adjustment	(2,035)	125

Comprehensive income (loss) for the period	$962	$(8,057)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	6,300,000	6,300,000

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2004 and 2003
(Stated in US Dollars)
(Unaudited)

	Three	Three
	months	months
	ended	ended
	December	December
	31,	31,
	2004	2003

Operating Activities
Net income (loss) for the period	$2,997	$(8,182)
Changes in non-cash working capital
items
related to operations
Accounts receivable	(21,110)	(22,340)
Accounts payable	9,672	11,289
Prepaid expenses	-	(5,000)

Net cash flows used in operating activities	(8,441)	(24,233)

Investing Activities
Decrease in due from related party	-	14,715
Increase in due to related party	1,362	3,624

Net cash flow provided by investing activities	1,362	18,339

Financing Activities
Bank indebtedness acquired	-	-
Bank indebtedness	3,735	-
Proceeds on sale of common stock	-	-

Net cash flow provided by financing	3,735	-
activities

Decrease in cash during the period	(3,344)	(5,894)

Cash, beginning of period	3,344	31,831

Cash, end of period	$-	$25,937

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

GLOBAL –WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period July 14, 2003 (Date of Inception) to December 31, 2004
(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Number	Par Value	Capital	Loss	Deficit	Total

Issuance of common stock for cash
– at $0.001	3,900,000	$3,900	$-	$-	$-	$3,900
Issuance of common stock for
acquisition
of Marco Polo World News Inc.	2,100,000	2,100	-	-	-	2,100
– at $0.001
Issuance of common stock for cash
– at $0.15	300,000	300	44,700	-	-	45,000

Net loss for the period	-	-	-	-	(5,833)	(5,833)

Balance, September 30, 2003	6,300,000	6,300	44,700	-	(5,833)	45,167

Other comprehensive loss for the year	-	-	-	(2,177)	-	(2,177)

Net loss for the year	-	-	-	-	(90,549)	(90,549)

Balance, September 30, 2004	6,300,000	6,300	44,700	(2,177)	(96,382)	(47,559)

Other comprehensive loss for the period	-	-	-	(2,035)	-	(2,035)

Net income for the period	-	-	-	-	2,997	2,977

Balance, December 31, 2004	6,300,000	$6,300	$44,700	$(4,212)	$(93,385)	$(46,597)

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Summary of Significant Accounting Policy

Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

Note 2	Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2004, the Company has a working capital deficiency of $46,597, which is not sufficient to meet its planned business objectives and ongoing operations for the next fiscal year. The Company has accumulated losses of $97,597 since its commencement and has not yet achieved profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company was incorporated on July 14, 2003 in the State of Nevada and has adopted September 30 as its fiscal year end.

Note 3	Commitments

a)	At December 31, 2004, the Company has operating lease agreements for vehicles and is committed to the following payments:

Year ended:	2005	$5,911
	2006	5,134
	2007	3,242

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

Item 2. Plan of Operation

Global-Wide Publication Ltd. ("the Company") was incorporated in the state of Nevada on July 14, 2003. Pursuant to an Agreement dated August 29, 2003, and completed September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. ("MPW"), a British Columbia, Canada corporation, in consideration of 2,100,000 restricted shares of its common stock issued to the one shareholder of MPW. As a result of the transaction MPW has become a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies have been merged.

The Company through MPW is considered a start-up company engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”. MPW currently produce and distribute 2,500 copies of the newspaper on a weekly basis mainly in the Vancouver, British Columbia, metropolitan area. It earns revenue by selling advertising space in the newspaper to businesses and professionals who want to market their products and services to individuals of Italian origin residing in the areas of distribution. We also earn revenues through the sale of the newspaper to individual subscribers and through newsstands sales.

As of December 31, 2004 the Company had total assets of US $30,975 all consisting of accounts receivable which is the Company present and only source of liquidity. The Company’s liabilities at December 31, 2004 totaled $77,572, consisting of $10,772 in Bank indebtedness, $61,252 in accounts payables and $5,548 due to related party.

During the three months period ended December 31, 2004 the Company generated gross revenues of $46,277 with gross margin of $24,295 and comprehensive net gain for the period of $962. Since inception (July 14, 2003) to December 31, 2004 the Company generated gross revenues of $193,168 with gross margin of $76,400 and comprehensive net loss for the period of $97,597.

The Company has not realized significant revenues since inception, and for the period ended December 31, 2004, and it is presently operating at an ongoing deficit. The Company’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from expanded operation. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

In view of the losses from operations during the Company’s first quarter, during last fiscal year and its inability to implement its Business Plan, the Company is actively seeking, and hopeful to identify in the near future, other business opportunities in the publication industry, or other industries, that may be made available for our consideration.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock or from shareholders’ or directors’ loans to finance the acquisition and development of any new assets that may be acquired in the future. There is no assurance that the Company will be able to achieve additional sales of its common stock or to secure debt financing sufficient to fund its future development. Presently it does not have any arrangements in place for future equity financing.

The Company plan of business relating its publication activities for the 2004 calendar year, was to expand its business by attempting to:

1.
Enlarge the publication to 24 pages from the present 20 pages by July 2004.This step was subject to the Company securing approximately 40% more advertising space for each additional page planned for production. The Company anticipated that it would have incurred an additional $70 production cost per issue for this expanded publication.

2.
Reach an average monthly revenue from advertising and newspaper sales of $ 16,000 by July 2004 The Company did not anticipate to incur any additional cost of sales for increasing the revenues as any additional compensation would have been covered by sales commissions.

3.	Increase the advertising-to-editorial ratio of the newspaper content to a 40% to 60% by July 2004.

4.	Increase the printing and distribution of Marco Polo to 3,000 copies a week by November 2004.

5.
In conjunction with the increase of production to 3,000 copies per issue, the Company would have introduced two new areas in British Columbia (Victoria and Penticton/Kelowna) as additional distribution bases for the publication and would have created content segments in the newspaper to cover news and editorials relating to the two new areas of distribution by November 2004. Additional costs for printing and distribution in these new areas would have been approximately US$280 and US$70 per issue respectively.

The Company’s objectives to obtain these operational milestones have not been met yet. It has no assurances that it will be able to reach these milestones in the near future. Even though the company will attempt to maintain the current operational levels, it cannot give assurances that it will be successful in these endeavors to reach a profitable operation. Furthermore the revenues have remained constant and insufficient to cover costs relating to the production, publication and distribution of the newspaper and general administration of our business activities.

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The 15c211 application was accepted by NASD and, on June 7, 2004, the Company’s common shares were posted for trading on the OTC BB.

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

There were no reports filed on Form 8-K during the three month period ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Wide Publication Ltd.

/s/ “Robert Hoegler”
Robert Hoegler, Director

Date: February 3, 2005.