Form 10QSB
period 2005-03-31
GLOBAL WIDE PUBLICATION LTD
filed 2005-05-16
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                                   to

Commission File Number 333-110680

Global-Wide Publication Ltd.
(Exact name of small Business Issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

422 Larkfield Center, suite 310,
Santa Rosa, CA	95403
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(707) 575-4027

Box 18, Suite 323-595 Howe Street Vancouver, British Columbia, Canada, V6C 2T5
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,300,000 Shares of $0.001 par value Common Stock issued and outstanding as of March 31, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months, and six months, ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

GLOBAL–WIDE PUBLICATION LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2005 and September 30, 2004
(Stated in US Dollars)
(Unaudited)

	March 31,	September 30,
ASSETS	2005	2004

Current
Cash	$1,280	$3,344
Accounts receivable	26,595	9,361

	$27,875	$12,705

LIABILITIES

Current
Bank indebtedness	$-	$7,037
Accounts payable	52,106	49,520
Due to related party	31,136	3,707

	83,243	60,264

STOCKHOLDERS’ DEFICIENCY

Capital stock
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
6,300,000 common shares issued and outstanding	6,300	6,300
Additional paid-in capital	44,700	44,700
Accumulated other comprehensive loss	(3,938)	(2,177)
Accumulated deficit	(102,430)	(96,382)

	(55,368)	(47,559)

	$27,875	$12,705

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended March 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	Three months		Six months
	ended		ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenue
Sales	$38,079	$35,058	$84,356	$80,483

Direct Costs
Contract service fees	15,736	16,118	28,188	27,087
Printing, distribution and sorting	9,721	8,632	19,251	16,030

	25,457	24,750	47,439	43,117

Gross margin	12,622	10,308	36,917	37,366

General and Administrative Expenses
Accounting and audit fees	2,772	2,234	16,950	11,616
Advertising and promotion	303	522	578	965
Auto expenses	3,661	3,584	9,816	7,225
Bad debt expense (recovery)	5,344	9,232	(2,822)	15,962
Bank charges and interest	312	222	697	802
Consulting fees	-	4,000	-	9,500
Legal fees	-	1,858	-	1,858
Office and general	3,421	4,261	5,651	8,905
Rent	3,928	3,871	9,073	7,308
Telephone	1,549	1,138	2,645	2,021
Transfer agent and filing fees	377	1,200	377	1,200
Travel	-	379	-	379

	21,667	32,501	42,965	67,741

Net loss for the period	(9,045)	(22,193)	(6,048)	(30,375)

Other comprehensive loss
Foreign currency adjustment	274	(731)	(1,761)	(606)

Comprehensive loss for the period	$(8,771)	$(22,924)	$(7,809)	$(30,981)

Basic and diluted loss per share
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	6,300,000	6,300,000	6,300,000	6,300,000

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2005 and 2004
(Stated in US Dollars)
(Unaudited)

	Six months ended
	March 31,
	2005	2004

Operating Activities
Net loss for the period	$(6,048)	$(30,981)
Changes in non-cash working capital items
related to operations
Accounts receivable	(17,234)	(7,828)
Prepaid expenses	-	(5,387)
Accounts payable	2,586	11,711

Net cash flows used in operating activities	(20,696)	(32,485)

Financing Activities
Bank indebtedness	(7,037)	-
Decrease in due from related party	-	14,715
Increase in due to related party	27,430	3,872

Net cash flow provided by financing activities	20,393	18,587

Effect of foreign exchange rate changes on cash	(1,761)	-

Decrease in cash during the period	(2,064)	(13,898)

Cash, beginning of period	3,344	31,831

Cash, end of period	$1,280	$17,933

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

GLOBAL –WIDE PUBLICATION LTD.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 14, 2003 (Date of Inception) to March 31, 2005
(Stated in US Dollars)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Number	Par Value	Capital	Loss	Deficit	Total

Issuance of common stock for cash
– at $0.001	3,900,000	$3,900	$-	$-	$-	$3,900
Issuance of common stock for acquisition
of Marco Polo World News Inc.
– at $0.001	2,100,000	2,100	-	-	-	2,100
Issuance of common stock for cash
– at $0.15	300,000	300	44,700	-	-	45,000

Net loss for the period	-	-	-	-	(5,833)	(5,833)

Balance, September 30, 2003	6,300,000	6,300	44,700	-	(5,833)	45,167

Other comprehensive loss for the year	-	-	-	(2,177)	-	(2,177)

Net loss for the year	-	-	-	-	(90,549)	(90,549)

Balance, September 30, 2004	6,300,000	6,300	44,700	(2,177)	(96,382)	(47,559)

Other comprehensive loss for the period	-	-	-	(1,761)	-	(1,761)

Net loss for the period	-	-	-	-	(6,048)	(6,048)

Balance, March 31, 2005	6,300,000	$6,300	$44,700	$(3,938)	$(102,430)	$(55,368)

SEE ACCOMPANYING NOTES

GLOBAL–WIDE PUBLICATION LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and September 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Summary of Significant Accounting Policy

Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

Note 2	Continuance of Operations

The interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has a working capital deficiency of $55,368 which is not sufficient to meet its planned business objectives and ongoing operations for the next fiscal year. The Company has accumulated losses of $106,368 since its commencement and has not yet achieved profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company was incorporated on July 14, 2003 in the State of Nevada and has adopted September 30 as its fiscal year end.

SEE ACCOMPANYING NOTES

Note 3	Commitments

	a)	At March 31, 2005, the Company has operating lease agreements for vehicles and is committed to the following payments:

Year ended:	2005	$5,911
	2006	5,134
	2007	3,242

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

Note 4	Subsequent Event

The Company entered into a Memorandum of Terms and Conditions dated May 2, 2005 in respect to a proposed reverse triangular merger, with an established technology company that develops hardware and software products, located in California. Consideration was negotiated based upon the Company completing a forward split on a 1 old share for 6 new shares prior to closing of the merger. The Company would then issue 37,260,000 common shares to effect the merger. In addition, the Company will issue a further 8,100,000 common shares to complete the acquisition of a second company. Should the acquisition of the second company not occur before February 15, 2006, or less than 8,100,000 common shares be issued for this acquisition, then any remaining shares will be distributed to the shareholders of the first company.

The Company will be the surviving company and on or before February 15, 2006, it intends to sell and issue up to a further 5,000,000 common shares at no less than $1.50 per share.

As part of this transaction the Company would dispose of Marco Polo World News Inc., its wholly owned subsidiary, in exchange for the return to the Company of 2,100,000 common shares of the Company. In addition, the 2,400,000 restricted common shares originally issued by the Company at $0.001 per share would be returned to the Company. The total 4,500,000 common shares would be returned to treasury and cancelled.

The Company also intends on decreasing its post split authorized capital to 200,000,000 shares of common stock with a par value of $0.001.

This proposed merger is subject to a tax analysis, formal due diligence, the execution of a formal merger agreement and approvals from the board of directors and shareholders of the companies. This transaction would also be subject to regulatory approval.

SEE ACCOMPANYING NOTES

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

As of March 31, 2005 the Company had total assets of $ 27,875 consisting of $ 1,280 cash and accounts receivable of $ 26,595. These are the Company’s present and only sources of liquidity.

The Company’s liabilities at March 31, 2005 totaled $83,243, consisting of $52,106 in accounts payables and $31,136 due to related party.

For the six month period ending March 31, 2005 the Company generated gross revenues of $84,356 with gross margin of $36,917 and comprehensive net loss for the period of $7,809.

During the three months period ended March 31, 2005 the Company generated gross revenues of $38,079 with gross margin of $12,622 and comprehensive net loss for the period of $8,771.

The Company has not realized significant revenues since inception, and for the six month period ended March 31, 2005, and it is presently operating at an ongoing deficit. The Company’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from expanded operation. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

In view of the company’s consistent losses from operations since inception, and its inability to implement its Business Plan in the publication industry, it has executed a memorandum of terms and conditions in relation to a proposed merger (the "Merger") with an established California technology company that develops hardware and software products that solve today’s complex problems.

The memorandum of terms and conditions is subject to tax analysis, formal due diligence, execution of formal merger agreement and approvals from the boards of Directors and shareholders of both companies, it is currently contemplated that the Merger will be a reverse triangular merger with Global Wide Publication Ltd. being the surviving entity - to be concurrently renamed after the target company ("Targetco"). A further condition for the closing of the merger is the restructuring of the Company’s capital stock such as one present common share in the capital stock of the company will be converted to six new common shares in the capital stock of the Company concurrently, or prior to, the closing of the formal merger agreement. At the date of this report, the company has initiated the process to restructure its capital stock.

The confidentiality provisions of the memorandum of terms and conditions do not allow the disclosure of the identity of Targetco at this time; however, this information will be disclosed as the Merger proceeds.

As part of this transaction the Company would dispose of Marco Polo World News Inc., its wholly owned subsidiary, in exchange for the return to the Company of 2,100,000 common shares of the Company. In addition, the 2,400,000 restricted common shares originally issued by the Company at $0.001 per share would be returned to the Company. The total 4,500,000 common shares would be returned to treasury and cancelled. Global-Wide publication Ltd. would the surviving company in conjunction with the proposed merger.

The Company has will have an obligation to issue 37,260,000 common shares to effect the merger. In addition, the Company will issue a further 8,100,000 common shares to complete the acquisition of a second company and will have a further obligation to sell and issue up to a further 5,000,000 common shares at no less than $1.50 per share to raise the funds necessary to carry out its business plan subsequent to the merger.

Concurrent with the execution of the memorandum of terms and conditions, on April 14, 2005 Mr. Grant Miller, of Santa Rosa, California, was appointed to the Company’s Board of Directors with the positions of Director, Chief Executive Officer and President. His knowledge and experience of capital markets and corporate matters will be of great assistance to the Company during the period of corporate and capital restructuring and in the implementation of the company’s future Business Plan.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock or from shareholders’ or directors’ loans to finance the contemplated acquisition and development of new assets that will be acquired in the future. There is no assurance that the Company will be able to achieve additional sales of its common stock or to secure debt financing sufficient to fund its future development. Presently it does not have any arrangements in place for future equity financing.

The Company plan of business relating its publication activities for the 2004 calendar year, and subsequently for 2005 calendar year, was to expand its business by attempting to:

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

The Company anticipates incurring approximately $91,600 for administrative expenses including accounting and audit costs ($24,000) legal fees ($20,000), rent and office costs ($24,000), computer costs ($5,000), telephone costs ($1,800), Edgar filings ($1,800) and general administrative costs ($15,000) over the next 12 months.

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

Forward-Looking Statements

This Form 10-QSB includes - "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Changes in Securities

Shareholders and Directors of the Company have approved a capital stock restructuring whereas 1 (one) present common share of the capital stock of the company will be converted into 6 (six) new common shares in the capital stock of the company (the “forward split”). Subsequent to the forward split the resulting number of the authorized capital stock of the company will be fixed at 200,000,000 common shares with a par value of $0.001 per share of which 37,800,000 common shares will be issued and outstanding. The authorized preferred capital stock of the company will remain unchanged at 5,000,000 shares with a par value of $0.001 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Resolution consented by shareholders representing 71.42 % majority of the issued and outstanding share capital of the company approving, in accordance with the company’s bylaws:

a.
a forward split of its capital stock such as every one share of common stock issued and outstanding prior to the split be exchanged for six post-split shares of common stock resulting in an increase of the share capital issued and outstanding, subsequent to the split, to a total of 37,800,000 common shares with a par value of one tenth of one cent per share

b.	decrease the company’s post-split authorized capital to 200,000,000 shares of common stock with a par value of one tenth of one cent per share,

c.	maintain unchanged the authorized capital of its preferred stock at 5,000,000 shares with a par value of one tenth of one cent per share;

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports were filed on form 8K during the three months ending March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Wide Publication Ltd.

/s/ “Grant Miller”
Grant Miller, Director

Date: May 13, 2005.