Form 10QSB
period 2005-06-30
VIASPACE Inc.
filed 2005-08-15
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-110680
VIASPACE Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0742386 (I.R.S. Employer Identification No.)
2400 Lincoln Ave., Altadena, California 91001
(Address of principal executive offices)
(626) 296-6310
(Issuer’s telephone number)
Global-Wide Publication Ltd., 422 Larkfield Center, Suite 310, Santa Rosa, CA 95403
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐ No
     State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 282,585,715 Shares of $0.001 par value Common Stock issued and outstanding as of August 12, 2005.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

VIASPACE INC.

Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
VIASPACE Inc.
Altadena, CA
We have reviewed the accompanying consolidated balance sheet for VIASPACE Inc. for June 30, 2005 and the related pro forma consolidated statements of operations for the three and six months ended June 30, 2005, and pro forma consolidated statements of cash flows for the six months ended June 30, 2005, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.
The financial statements for the year ended September 30, 2004 for VIASPACE Inc. were audited by other accountants, whose report dated October 27, 2004, expressed an unqualified opinion on those financial statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.
/s/ JASPERS + HALL, PC
Jaspers + Hall, PC
Denver, Colorado
August 15, 2005

VIASPACE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$2,898,840
Accounts receivable	326,750
Prepaid expenses	2,000

Total Current Assets	3,227,590

Fixed Assets, net of accumulated depreciation of $107,672	10,382

Other Assets:
Marketable Securities	24,449
Security Deposit	1,502

Total Other Assets	25,951

TOTAL ASSETS	$3,263,923

See accountant’s review report.

VIASPACE INC.
CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

June 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$435,606
Accrued Expenses	210,794
Unearned Revenue	93,000
Current Portion of Long-Term Debt	25,810
Due to Related Party	24,000
Deposit for Stock Option Exercise	500,000

Total Current Liabilities	1,289,210

Long-Term Debt	113,498

Minority Interest in Consolidated Subsidiaries	458,433

Stockholders’ Equity:
Common Stock, $0.001 par value, 400,000,000 shares authorized, 280,800,000 issued and outstanding	280,800
Additional Paid In Capital	1,044,664
Treasury Stock	(24,000)
Retained Earnings	101,318

Total Stockholders’ Equity	1,402,782

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,263,923

See accountant’s review report.

VIASPACE INC.
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
REVENUES:
Government Contracts		$188,750		$100,000		$223,750		$100,000
Other Contracts		—		—		11,667		—

Total Revenue		188,750		100,000		235,417		100,000

COST OF SALES:
Government Contract Costs		102,971		10,111		148,095		10,111

Total Cost of Sales		102,971		10,111		148,095		10,111

GROSS PROFIT		85,779		89,889		87,322		89,889

OPERATING EXPENSES:
Research and Development		267,311		13,544		312,744		23,683
Selling, General and Administrative		276,913		36,648		511,704		106,118

Total Operating Expenses		544,224		50,192		824,448		129,801

INCOME (LOSS) FROM OPERATIONS		(458,445)		39,697		(737,126)		(39,912)

Other Income/Expense, net		2,682		(811)		20,444		(7,547)

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS		(455,763)		38,886		(716,682)		(47,459)

Minority Interest in Consolidated Subsidiaries		(7,552)		(45,580)		31,166		(44,644)

NET LOSS BEFORE INCOME (LOSS) FROM DISCONTINUED OPERATIONS		(463,315)		(6,694)		(685,516)		(92,103)
Income (Loss) from Discontinued Operations		3,416		(12,066)		3,874		(13,576)

NET LOSS		$(459,899)		$(18,760)		$(681,642)		$(105,679)

NET LOSS PER SHARE, BASIC AND DILUTED	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		280,800,000		280,800,000		280,800,000		280,800,000

*  Less than $0.001
See accountant’s review report.

VIASPACE INC.
PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(681,642)	$(105,679)
Depreciation	3,974	4,000
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Decrease in accounts receivable	70,086	10,504
Decrease in prepaid expenses	—	9,258
(Increase) in other assets	(1,502)	—
Increase in accounts payable	23,707	47,097
Increase in deferred revenue	73,333	—
Increase (decrease) in accrued expenses and other	(7,701)	2,095
Increase in related party payable	6,076	164
Minority interest	(31,166)	44,644

Net cash provided by (used in) operating activities	(544,835)	12,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(4,864)	—
Acquisition of subsidiary, net of cash acquired	33,758	—

Net cash used in investing activities	28,894	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from members’ investment	1,000,000	—
Deposit from shareholder for exercise of stock option	500,000	—
Payment on bank notes payable	(10,772)	—
Payments on long-term debt	(7,084)	—

Net cash provided by financing activities	1,482,144	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	966,203	12,083
CASH AND CASH EQUIVALENTS, Beginning of period	1,932,637	115,574

CASH AND CASH EQUIVALENTS, End of period	$2,898,840	$127,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$4,711	$11,518

Income taxes	$—	$—
See accountant’s review report.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background and Merger
VIASPACE Inc. (the “Company” or “VIASPACE”), formerly known as Global-Wide Publication Ltd., (“GW”), was incorporated in the state of Nevada on July 14, 2003. The Company’s fiscal year end was changed, effective August 3, 2005, by the Board of Directors from September 30 to December 31.
Pursuant to an Agreement dated August 29, 2003, and completed September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that produces, publishes and distributes a weekly ethnic language newspaper called I1 Marco Polo Italian Weekly, in consideration of 2,100,000 restricted shares of its common stock issued to the one shareholder of MPW. As a result of the transaction, MPW became a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies were merged.
On June 16, 2005, the Company announced that it had executed a definitive agreement to complete a merger with ViaSpace Technologies LLC (“ViaSpace LLC”). ViaSpace LLC was founded in July 1998 with an objective of transforming technologies from NASA/California Institute of Technology’s Jet Propulsion Laboratory and other advanced technology centers into profitable commercial enterprises through its connections with the advanced technology community. Through its ownership in three companies, Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“ASI”), and Ionfinity LLC (“Ionfinity”), ViaSpace LLC has a diversified high tech portfolio that includes microelectronics, sensors, homeland security & public safety, energy fuel cells, information & computational technology, RFID, e-finance, and mobile e-commerce. The Company also owns 100% of Concentric Water Technology LLC “Concentric Water”, which is developing water purification applications.
The shareholders of the Company and the membership interest holders of ViaSpace LLC had each voted in favor of the Merger to be effective on June 22, 2005.
On June 22, 2005, the effective date of the merger:
a)	GW, as the surviving entity, changed its name to VIASPACE Inc.;
b)	The Company authorized a 5 for 1 split; a 6 for 1 split was previously authorized effective May 23, 2005;
c)	The Members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in consideration for their membership interests of ViaSpace LLC. A total of 54,000,000 post-split shares of GW common stock will continue to be held by the pre-existing GW shareholders;
d)	The authorized capital of VIASPACE will be 400,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value).
On May 19, 2005, the Company entered into a Share Purchase Agreement with a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company purchased certificates equal to 2,400,000 shares (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split) of Company Common Stock for $24,000.
In addition, on May 19, 2005, the Company entered into an Acquisition Agreement with a former director and officer of the Company, pursuant to which, upon the closing of the Merger with ViaSpace LLC on June 22, 2005, the Company sold 100% of its interest in MPW in exchange for the surrender of certificates equal to 2,100,000 shares of Company Common Stock (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). Thus, as of June 22, 2005, the Company no longer had any ongoing operations related to MPW, or any newspaper publication business.

Basis of Presentation - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. The interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the June 30, 2005 financial statement presentation.
The unaudited pro forma consolidated statements of operations and pro forma consolidated statements of cash flows for the periods ending June 30, 2005 and 2004, combines GW’s statements of operations and statements of cash flows with ViaSpace LLC’s statements of operations and statements of cash flows for the same periods.
Principles of Consolidation – The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies, in which the Company owns, directly or indirectly a controlling voting interest, are accounted for under the consolidation method of accounting including DMFCC, ASI, Ionfinity and Concentric Water. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted FASB 141, Statement of Accounting Standards No 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Minority Interest in Subsidiaries – Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and ASI. The Company’s controlling interest requires that these companies’ operations be included in the consolidated financial statements. The percentage of Ionfinity, DMFCC, and ASI that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet.
Cash and Cash Equivalents - The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.
Use of Estimates in the Preparation of the Financial Statements - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Impairment of Long-lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level fro which there are identifiable cash flow that are largely independent of the cash flow of other groups of assets. There have been no impairment charges recorded by the Company.
Fair Value of Financial Instruments – The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.
Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets, which range from three to seven years.
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All of the Company’s securities are classified as available for sale securities.
Income Taxes — The Company records income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Revenue Recognition – The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer. Product sales revenue are recognized upon shipment, as titles passes, FOB shipping point. Management fees are recognized as received for services to third party entities.
Net Income (Loss) Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
Concentration of Credit Risk – The Company’s financial instruments that are exposed to concentration of credit of credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions, such balances with any one institution may exceed FDIC insured limits.
Research and Development - The Company charges research and development expenses to operations as incurred.
NOTE 2 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	June 30,	Useful
	2005	Life
Furniture and Fixtures	$21,148	7 years
Computer Equipment	46,459	3 years
Leasehold Improvements	50,447	5 years

Total Property and Equipment	118,054
Less: Accumulated Depreciation	107,672

Net Property and Equipment	$10,382

The depreciation expense for the six months ended June 30, 2005 and 2004 was $3,974 and $4,000, respectively.
NOTE 3 – OWNERSHIP INTEREST IN AFFILIATED COMPANIES
As of June 30, 2005, the Company owned a controlling interest in Ionfinity by owning 46.3% of the outstanding membership interest which combined with membership interests owned by previous members of ViaSpace LLC gives the Company a controlling interest. As of June 30, 2005, the Company owned a majority interest in DMFCC by owning 81.6% of the outstanding shares of voting common stock. On May 2, 2005, the Company invested $1,500,000 in DFMCC to purchase preferred stock. As of June 30, 2005, the Company owned 99.8% of the voting stock of ASI. As of June 30, 2004, the Company owned 100% of the membership interest in Concentric Water Technology, LLC. The company also owns 52% of eCARmerce Inc., an inactive company as of June 30, 2005.

NOTE 4 – LONG-TERM DEBT
Long-term debt is composed of the following:

June 30,
2005
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 7/1/2009	$50,000

Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 9/1/2009	89,308

Total Long-Term Debt	139,308
Less Current Portion	25,810

Net Long-Term Debt	$113,498

The monthly payments on these notes including interest are $2,762 effective August 1, 2005.
NOTE 5 – NOTE PAYABLE – RELATED PARTY
In 2004, a loan was made to the Company by two officers of the Company for $12,376 to pay for expenses of the Company during the year. These loans were repaid in March 2005. At June 30, 2005, there is a related party payable of $24,000 to a former director and officer of the Company as discussed in Note 1.
NOTE 6 – STOCK OPTIONS
On February 25, 2005, ViaSpace LLC granted SNK Capital Trust (the “Optionee” or “SNK”) an option to purchase up to 5,000,000 membership units of ViaSpace LLC for an aggregate purchase price of $7,500,000. SNK had previously purchased 7,350,000 membership units for $1,500,000 in December 2004, and 2,000,000 membership units for $1,000,000 in February 2005.
In May 2005, ViaSpace LLC agreed to increase the previous option to allow the Optionee an option to purchase up to 6,666,666 Membership Units at a price of $1.50 per membership unit, for an aggregate purchase price of $10,000,000.
On June 15, 2005, the Company, ViaSpace LLC and SNK entered into a stock option agreement to supercede and replace the previous option between ViaSpace LLC and SNK. This agreement granted SNK an option (the “Option”) to purchase up to 36,000,000 shares of common stock of the Company for $0.28 per share. The Option shall expire on (i) July 15, 2005, if less than $500,000 of the Option has been exercised prior to such time; (ii) August 31, 2005, if less than an aggregate of $1,000,000 of the Option has been exercised prior to such time; (iii) February 15, 2006, if less than an aggregate of $2,000,000 of the Option has been exercised prior to such time or (iv) the close of business on February 15, 2007 if the Option has not previously expired. The exercise of the Option may be accelerated at any time at the election of the Optionee.
On June 28, 2005, the Company received $500,000 from SNK that is classified as a deposit on the Company’s consolidated balance sheet. The formal stock purchase agreement was effective on July 14, 2005 between the Company and SNK and 1,785,715 shares of common shares were issued to SNK.
The Option described above was granted to SNK subject to certain terms and conditions. Upon the completion of the merger on June 22, 2005 as described in Note 1, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time are held in trust by the Company as part of the consideration for the granting of the Option. The Held Shares shall be released either to SNK or to certain prior members of ViaSpace LLC as exercise thresholds are met by SNK.
NOTE 7 – DISCONTINUED BUSINESS OPERATIONS
As explained in Note 1, on the effective date of the Merger between GW and ViaSpace LLC, 100% of the outstanding shares of MPW, a wholly-owned subsidiary of GW, engaged in the newspaper publication business was exchanged for the surrender of 2,100,000 common shares of the Company (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). As of June 30, 2005, the Company no longer has any active operations in the newspaper publication business. For the six months ended June 30, 2005 and 2004, the revenue and expenses of MPW are shown net of each other, and included in the consolidated statements of operations under the caption Income from Discontinued Operations. The detailed components are shown below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$32,287	$49,110	$70,366	$84,168
Cost of Sales	17,561	23,553	43,018	48,303

Gross Profit	14,726	25,557	27,348	35,865
Selling, General and Administrative Expenses	11,310	37,623	23,474	49,441

Income (Loss) from Discontinued Operations	$3,416	$(12.066)	$3,874	$(13,576)

Note 8 — FINANCIAL ACCOUNTING DEVELOPMENTS
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any VIE that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.
Overview
Prior to June 22, 2005 and the merger with ViaSpace LLC, we were engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo” through a wholly-owned subsidiary, Marco Polo News Inc. (“MPW”). The newspaper was produced and distributed on a weekly basis mainly in the Vancouver, British Columbia, Canada metropolitan area. As discussed in Note 1 and Note 7, immediately prior to our merger with ViaSpace LLC, 100% of the common shares of MPW were delivered to a former officer and director of the Company in exchange for 2,100,000 shares of the Company’s common stock (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). As of June 30, 2005, we no longer have any active operations in the newspaper publication business.
Effective June 22, 2005, our current three active operating companies are Direct Methanol Fuel Cell Corporation, Ionfinity LLC, and Arroyo Sciences, Inc.
Direct Methanol Fuel Cell Corporation
Direct Methanol Fuel Corporations (“DMFCC”) is pursuing what we believe to be a significant business opportunity in the disposable methanol fuel cartridge market. We believe that disposable methanol fuel cell cartridges could provide the fuel for tomorrow’s fuel-cell powered portable electronic devices, such as laptop computers and cell phones. Several manufacturers of portable electronic devices have unveiled prototype fuel-cell powered products that significantly increase the operating time offered by today’s batteries. This consumer business is similar to that for disposable batteries, cigarette lighters or ink cartridges for printers. Because the methanol cartridges are disposable, consumer usage would create recurring revenue.
We expect that direct methanol fuel cells (“DMFCs”) could replace lithium ion batteries in portable electronic devices. Our projection is that a direct methanol fuel cell could power a laptop computer for up to 10 hours using a small disposable methanol fuel cartridge that is projected to cost between $2 and $3. The laptop can be instantly “recharged” by replacing the fuel cartridge. When an electrical outlet is available, no methanol is consumed. Our projection is that a smaller cartridge could power a cell phone for up to 3 weeks.
The direct methanol fuel cell was invented and developed at the NASA/Caltech Jet Propulsion Laboratory and the University of Southern California (“USC”) and is protected by 56 issued and over 62 pending patents worldwide. Caltech and USC are founding shareholders in DMFCC. This portfolio of patents covers a wide range of technologies including the membrane, catalyst, membrane electrode assembly, methanol sensor, and end-to-end DMFC stack systems. It includes the fundamental patent on the direct methanol fuel cell (US 5,599,638) and several other seminal patents which are needed by most companies manufacturing or selling DMFCs.
DMFCC plans to work cooperatively with all fuel cell and electronics manufacturers in Japan, Korea, United States and elsewhere to provide them the patent protection they need to bring their fuel cell products to market. DMFCC and its partners will also provide the industry with qualified sources of methanol fuel cartridges.
DMFCC also plans to work with customers and partners to develop direct methanol fuel cells for custom applications and crucial components for the fuel cell industry.
In October of 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500.
DMFCC has not generated revenues during 2005, and does not expect to generate revenues until 2007. For the six months ended June 30, 2005, DMFCC incurred $368,042 in operating expenses. Of this amount $142,452 was for research and development activities related to the development of a prototype device, including payroll, consulting and subcontractor costs. In addition, $225,590 was spent on selling, general and administrative expenses, primarily payroll expenses, consulting costs and travel expenses.
Ionfinity LLC
Ionfinity LLC’s (“Ionfinity”) business includes the future development and production of next-generation mass spectrometry (“MS”) technology, which could not only revolutionize the traditional applications of MS, but could also ring in a new era of detection systems. Our technology combines two inventions developed at the NASA/Caltech Jet Propulsion Laboratory, which could enable the system to provide a 10x increase in sensitivity, a 10x increase in mass range and the ability to miniaturize the product to make it portable and low cost. We expect that the Ionfinity system could allow high sensitivity and specificity in a small portable system — a carry-on suitcase in the near term and a shoe box or smaller size in the future, allowing the system to be deployed in many situations or places where monitoring of air, water or other substances is required.
A group of sensors can be combined with on-board computing network and wireless interfaces to form a real-time distributed sensing network. This will enable distributed process measurement and control and can provide comprehensive monitoring and rapid detection of common contaminants, as well as nuclear, biological, and chemical agents released intentionally or through other means.
For the six months ended June 30, 2005, Ionfinity recognized revenues of $235,417 primarily from contracts with the United States Navy and United States Air Force. Approximately $67,000 in revenues were also recognized from contract billings to Caltech/Jet Propulsion Laboratory and under a commercial contract.
The goal of the Navy’s contract is the development and demonstration of a miniature and portable instrument to measure weapons of mass destruction and industrial chemicals in water and air. The instrument’s small size makes it suitable for future modification and integration into other Navy systems. The two-year Navy contract has a base value of $511,731 and two additional options totaling $205,651 if exercised by the Navy. The remaining base contract value to be completed and billed on the Navy contract is $186,731. The Company expects the Navy to exercise these options, although its certainty is not guaranteed.
The goal of the Air Force contract is for Ionfinity with its partners, the NASA/Caltech Jet Propulsion Laboratory, to develop and demonstrate an innovative nano-propulsion system that incorporates a machined electrostation ion generator that provides direct and complete ionization of propellant gas, the efficient acceleration of ions, a micromachined neutralizing mechanism that prevents spacecraft charging, a compact efficient high voltage power supply, and a micromachined multi-wafer ion engine. The Air Force contract has a base value of $175,000 and a $174,958 option by the Air Force. The option was exercised by the Air Force in March 2005.
For the six months ended June 30, 2005, direct costs charged against contract revenues including payroll, consulting and subcontracting costs total $148,095. In addition, the company has incurred $22,557 in research and development; and selling, general and administrative expenses.
Arroyo Sciences, Inc.
Founded in 2002, Arroyo Sciences, Inc. (“ASI”) is developing and marketing computational solutions and platforms that are applicable to the security and supply chain industries. The company is focused on fusion of radio frequency, nuclear, and electromagnetic imaging platforms to deliver information products in transportation and supply chain security, logistics assurance, and first responder safety. To accelerate its strategy, ASI is combining in-house core expertise and analytical software products with an extensive portfolio of revolutionary inferencing, real-time sensor fusion, imaging, and signal processing technologies strategically licensed from NASA/Caltech’s Jet Propulsion Laboratory.
ASI’s initial product is the MicroTracker, a wearable wireless micro tracker for monitoring assets and individuals in buildings and hazardous environments. ASI’s near-term commercialization focus is on the following additional products:
•	COBRA: a maritime transportation risk assessment and decision support system;
•	DeepScan: automated analysis of air and seaport cargo containers and luggage; and
•	Immersive radio-frequency identification: deployment in supply chain applications.
ASI’s strategy is to design highly differentiated information products and targeted applications that it believes have the potential to offer customer value through increased operational efficiency, productivity, and resource utilization. ASI plans to leverage initial commercialization successes to offer follow-on product offerings, drawing on a common technology core.
On July 12, 2005, ASI announced it had acquired an exclusive license to U-HUNTER technology. Funded by the United States Army Corps of Engineers at NASA/Caltech’s Jet Propulsion Laboratory, the U-HUNTER technology was originally developed for inferring the presence of buried explosives and explosive waste based on the exploitation of electromagnetic, magnetic and multi-spectral sensors. U-HUNTER was extensively validated and certified by the United States Army Corps of Engineers through analysis of remediation survey data from formerly-used defense sites at McKinley Range, Umatilla, and Camp Simms.
On July 25, 2005, ASI announced it had acquired an exclusive license from Caltech to MUDSS technology. The Mobile Underwater Debris Survey System (“MUDSS”)  was developed to locate and identify underwater unexploded ordnance. MUDSS was developed jointly by Navy’s Coastal Systems Station and NASA’s Jet Propulsion Laboratory for the Strategic Environmental Research and Development Program. Originally the technology was optimized for fusion of acoustic, magnetic, electro-optical mine-hunting and trace chemical detection sensors using advanced signal and image processing algorithms and real-time 3-D visualization technologies. The unfortunate Swissair Flight 111 mishap in 1998 offered an operational opportunity to test capabilities of MUDSS in a real-world setting. MUDSS successfully allowed the search team to define the debris field quickly and accurately in Peggy’s Cove, located off the coast of Nova Scotia. For this investigation, the MUDSS payload was extended to include advanced Synthetic Aperture Sonar (“SAS”) and electro-optical identification system (“EIS”) to locate debris from distances in excess of 110 feet. MUDSS operates by combining sonar and EIS technologies in a single submersible, torpedo-like vehicle that feeds high-speed data to a mothership via a fiber-optic cable. This package enables the sonar to locate objects on the ocean floor and then to use the EIS to zoom in and identify those objects at closer ranges. MUDSS is another key building block in ASI’s research and development pipeline.
On July 28, 2005, ASI announced that it had licensed SHINE technology from Caltech. Spacecraft Health Inference Engine (“SHINE”) is an ultra-fast rules engine originally designed for on-board monitoring, analysis and diagnosis of NASA’s spacecraft and ground data systems. It is intended for mission critical systems where inferencing speed, portability and reuse is of critical importance.
For the six months ended June 30, 2005, ASI has not recorded any revenues. ASI has entered into a contract with a company in the defense industry and received a purchase order for $85,000 for the delivery of two MicroTracker units. ASI has received the payment from this customer and has classified this amount in unearned revenue at June 30, 2005. ASI expects to complete and build the purchased units during the remainder of 2005, and will reclass this amount to revenues when the product is delivered to its customer. The company is actively seeking new business; however, no contracts have been signed as of this date.
For the six months ended June 30, 2005, the company incurred $321,956 in operating expenses. Of this amount $167,867 was for research and development activities. In addition, $154,089 was spent on selling, general and administrative expenses, primarily payroll expenses, consulting costs, and travel expenses.
Concentric Water Technology LLC
Concentric Water Technology LLC is a development-stage company that is attempting to commercialize water technologies that could solve the technical and cost limitations of traditional water purification methods. The company has not commenced active operations yet.
Critical accounting policies and estimates
The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements”.
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:
The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer. Product sales revenue are recognized upon shipment, as titles passes, FOB shipping point. Management fees are recognized as received for services to third party entities.
The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.
RESULTS OF OPERATIONS
For the Three Months June 30, 2005 and 2004

Revenues
Revenues were $188,750 and $100,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in revenues is primarily due to additional billings by Ionfinity to the Navy and Air Force on two Phase II Small Business Innovation Research (“SBIR”) contracts as compared with the same period in the prior year. As explained in Note 7, the operations of MPW are classified as discontinued and revenue and expenses of MPW are shown net, and included in discontinued operations on the consolidated statement of operations.
Cost of Sales
Cost of sales was $102,971 and $10,111 for the three months ended June 30, 2005 and 2004, respectively. The increase in cost of sales is primarily due to additional payroll costs, subcontractor and consultant costs being incurred on Ionfinity’s Air Force and Navy contracts during 2005 as compared with the same period in 2004.
Research and Development
Research and development expenses were $267,311 and $13,544 for the three months ended June 30, 2005 and 2004, respectively. The increase of $253,767 in research and development expenses results primarily from increases in consulting and subcontract expenses incurred by DMFCC and ASI. We expect research and development expenses will continue to increase in the future at DMFCC and ASI and these company’s develop a commercialized product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $276,913 and $36,648 for the three months ended June 30, 2005 and 2004, respectively. The increase is primarily due to payroll related expenses and higher legal and professional expenses. We expect selling, general and administrative expenses will increase in the future as we expand our business.
For the Six Months June 30, 2005 and 2004
Revenues
Revenues were $235,417 and $100,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in revenues is primarily due to additional billings by Ionfinity to the Navy and Air Force on two Phase II SBIR contracts as compared with the same period in the prior year, as well as contract billings to Caltech/Jet Propulsion Laboratory during 2005. In addition, Ionfinity recognized $11,667 in revenues on a commercial contract during the first six months of 2005 compared with zero for the same period in 2004. As explained in Note 7, the operations of MPW are classified as discontinued and revenue and expenses of MPW are shown net, and included in discontinued operations on the consolidated statement of operations.
Cost of Sales
Cost of sales was $148,095 and $10,111 for the six months ended June 30, 2005 and 2004, respectively. The increase in cost of sales is primarily due to additional payroll costs, subcontractor and consultant costs being incurred on Ionfinity’s Air Force and Navy contracts during 2005 as compared with the same period in 2004.
Research and Development
Research and development expenses were $312,744 and $23,683 for the six months ended June 30, 2005 and 2004, respectively. The increase of $289,061 in research and development expenses results primarily from increases in consulting and subcontract expenses incurred by DMFCC and ASI. We expect research and development expenses will continue to increase in the future at DMFCC and ASI as these company’s develop a commercialized product. Furthermore, as additional technologies are acquired and developed by the Company, we anticipate that research and development expenses will increase as commercialization of these technologies begins to take place.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $511,704 and $106,118 for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily due to payroll related expenses and higher legal and professional expenses. We expect selling, general and administrative expenses will increase in the future as we expand our business.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $544,835 for the six months ended June 30, 2005 and was positive $12,083 for the same period in 2004. A net loss of $681,642 has been incurred during 2005 as the Company has incurred higher research and development costs in payroll costs, consultant expenses, and subcontractor costs to create, expand and develop its products. In addition we have incurred substantial selling, general and administrative expenses.
Net cash provided by financing activities during the first six months of 2005 was positive $1,515,902. This is due to a $1,000,000 investment by SNK Capital, a member in ViaSpace LLC, prior to that company’s reverse merger with us. In addition, on June 28, 2005 we received $500,000 from SNK Capital as a deposit for the exercise of a stock option. The stock option agreement was signed and effective on July 14, 2005.
We have incurred losses during the first six months of 2005; however we have adequate financial resources for the next twelve months of operations. In addition, as explained in Note 6, we have granted a stock option to SNK Capital that could raise approximately $9,500,000 of additional funds if and when the option to SNK Capital is exercised. There is no assurance that any portion of this option will be exercised, nor is there any assurance that the Company will be able to raise additional capital, if needed.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
RISKS RELATED TO OUR FUTURE OPERATIONS
An investment in our common stock involves a high degree of risk. In addition to the other information in this prospectus, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related To Our Business
Uncertainty of Market Acceptance and Product Development.
The markets for our technologies are either new or non-existent at the present time. Our success will depend upon the market acceptance of our various products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

In addition, our products require continuing improvement and development. Some of our products, whether in the market or in development, may not succeed or may not succeed as intended. As a result, we may need to change our product offerings, discontinue certain products and services or pursue alternative product strategies. There is no assurance that we will be able to successfully improve our current products or that we will continue to develop or market some of our products and services.
Due to uncertainties in our business, the capital on hand may not be sufficient to fund our operations until we achieve positive cash flow.
We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Our future research and development efforts, in particular, are expected to include development of additional products and services which will require additional funds. We anticipate that expenditures on research and development will increase as we continue to develop and commercialize our technologies.
The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:
•	progress of our research and development efforts;

•	competing technological and market developments;

•	commercialization of products currently under development by us and our competitors; and

•	market acceptance and demand for our products and services.
The cost of developing our technologies may require financial resources greater than we current have available. Therefore, in order to successfully complete development of our technologies, we may be required to obtain additional financing. We cannot assure you that additional financing will be available if needed or on terms acceptable to us. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products and services or eliminate some or all of our development activities. We may also reduce our marketing or other resources devoted to our products and services. Any of these options could reduce our sales growth and result in continued net losses.
If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Our key personnel include Dr. Carl Kukkonen, our Chief Executive Officer, Amjad Abdallat, Chief Operating Officer, and Sandeep Gulati, Director.
We have taken steps to retain our key employees and we have entered into employment agreements with some of our key employees. The loss of key personnel, especially if without advanced notice; could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance on any of our key employees.
Our products and services could infringe on the intellectual property rights of others, which may lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products and services.
If third parties assert that our products and services or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products and services could be harmed. Whether or not a claim has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.
A determination that we are infringing the proprietary rights of others could have a material adverse effect on our products and services, revenues and income. In the event of any infringement by us, we cannot assure you that we will be able to successfully redesign our products and services or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and services and could require us to pay substantial damages and royalties.
Risks Related To the Industry
If we fail to successfully introduce new products and services, our future growth may suffer. Our areas of future growth are certain products and services at an early stage of development.
As part of our strategy, we intend to develop and introduce a number of new products and services. Such products and services are currently in research and development. We have generated no revenues from such potential products and services and may never generate revenues. A substantial portion of our resources have been and for the foreseeable future will continue to be dedicated to our research programs and the development of products and services. If we do not introduce these new products and services on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer. There is no assurance that we will be able to develop a commercial product from these projects. Our competitors may succeed in developing technologies or products and services that are more effective than ours.
If we do not update and enhance our technologies, they will become obsolete or noncompetitive. Our competitors may succeed in developing products and services faster than us.
We operate in a highly competitive industry and competition is likely to intensify. Emerging technologies, extensive research and new product introductions characterize the market for our products and services. We believe that our future success will depend in large part upon our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products and services based on our technologies, and to commercialize those products and services. If we fail to stay at the forefront of technological development, we will be unable to compete effectively.
Certain of our existing and potential competitors possess substantial financial and technical resources and production and marketing capabilities greater than ours. We cannot assure you that we will be able to compete effectively with existing or potential competitors or that these competitors will not succeed in developing technologies and products and services that would render our technology and products and services obsolete and noncompetitive. Our position in the market could be eroded rapidly by our competitors’ product advances.
Our success depends, in part, on attracting customers who will embrace the new technologies offered by our products and services.
It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace the new technologies offered by our products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization. Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products and services rather than the familiar options and processes they currently use. If we fail to attract additional customers at this early stage, our business and the future growth of our business may suffer.
Our success depends, in part, on our ability to protect our intellectual property rights.
Our success is heavily dependent upon the development and protection of proprietary technology. We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.
In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.
Risks Related To Registration of Stock
Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.
Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value and make it more difficult for us to raise capital. Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.
Our stock price is likely to be highly volatile because of several factors, including a limited public float.
The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.
Other factors that could cause such volatility may include, among other things:
•	actual or anticipated fluctuations in our operating results;

•	announcements concerning our business or those of our competitors or customers;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements of technological innovations;

•	conditions or trends in the industry;

•	introduction or withdrawal of products and services;

•	variation in quarterly results due to the fact our revenues are generated by sales to a limited number of customers which may vary from period to period;

•	litigation;

•	patents or proprietary rights;

•	departure of key personnel;

•	failure to hire key personnel; and

•	general market conditions.
Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.
Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and is considered a “penny stock.” The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ SmallCap Market.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.
Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market. There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.
We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.
Our articles of incorporation authorize the issuance of 400,000,000 shares of common stock and 5,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.
ITEM 3 – CONTROLS AND PROCEDURES
Our management; with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15(d)–15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer believe that, as of the end of such period, our disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our Securities and Exchange Commission disclosure obligations.
Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.
There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls, known to our chief executive officer or chief financial officer, after the date of the most recent evaluation.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 15, 2005, the shareholders and directors of the Company entered into an Agreement and Plan of Merger with ViaSpace Technologies LLC (“VST”). Pursuant to the closing of the Merger Agreement on June 22, 2005, the Company issued 226,800,000 shares of Common Stock to the members of VST in exchange for 100% of the membership units of VST.
On June 15, 2005, the Company, VST and SNK Capital Trust (“SNK”) entered into a stock option agreement granting SNK an option (the “Option”) to purchase up to 36,000,000 shares of common stock of the Company for $0.28 per share, or proceeds of $10,080,000. The option shall expire on (i) July 15, 2005, if less than $500,000 of the Option has been exercised prior to such time; (ii) August 31, 2005, if less than an aggregate of $1,000,000 of the Option has been exercised prior to such time; (iii) February 15, 2006, if less than an aggregate of $2,000,000 of the Option has been exercised prior to such time or (iv) the close of business on February 15, 2007 if the Option has not previously expired. The exercise of this Option may be accelerated at any time at the election of the optionee.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following resolution was approved on May 4, 2005 by written consent by shareholders representing 71.42% of the issued and outstanding share capital of the company in accordance with the Company’s bylaws:
a.	On May 23, 2005, a forward split of its capital stock such as every one share of common stock issued and outstanding prior to the split be exchanged for six post-split shares of common stock.
The following resolutions were approved on May 27, 2005 by written consent by shareholders representing 71.42% of the issued and outstanding share capital of the company in accordance with the Company’s bylaws:
a.	On June 22, 2005, a forward split of its capital stock such as every one share of common stock issued and outstanding prior to the split be exchange for five post-split share of common stock.

b.	On June 15, 2005, the shareholders and directors of the Company entered into an Agreement and Plan of Merger with ViaSpace Technologies LLC (“VST”). Pursuant to the closing of the Merger Agreement on June 22, 2005, the Company issued 226,800,000 shares of Common Stock to the members of VST in exchange for 100% of the membership units of VST.

c.	Subsequent to effective date of the merger with VST, the resulting number of the authorized capital stock of the company will be fixed at 400,000,000 common shares with a par value of $0.001 per share. The authorized preferred capital stock of the company will remain unchanged at 5,000,000 shares with a par value of $0.001 per share.
Item 6. Exhibits.
(a) Exhibits
10.1	Employment Agreement dated October 14, 2004 between DMFCC and Dr. Carl Kukkonen.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)
Date: August 15, 2005	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 15, 2005	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer