Form 10QSB
period 2005-09-30
VIASPACE Inc.
filed 2005-11-15
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(626) 296-6310
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☑  NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 284,381,430 Shares of $0.001 par value Common Stock issued and outstanding as of November 14, 2005.
Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☑

VIASPACE INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements:

Consolidated Balance Sheet (Unaudited) as of September 30, 2005	3

Consolidated Statements of Operations (Unaudited) For the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2005 and 2004	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis	14

Item 3. Controls and Procedures	25

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits.	25

Signatures	26
Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,899,146
Accounts receivable	208,444
Prepaid expenses	39,568

Total Current Assets	3,147,158
Fixed Assets, net of accumulated depreciation of $110,421	13,548
Other Assets:
Marketable Securities	20,374
Security Deposit	1,502

Total Other Assets	21,876

TOTAL ASSETS	$3,182,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$383,285
Accrued Expenses	239,675
Unearned Revenue	93,000
Current Portion of Long-term Debt	27,074

Total Current Liabilities	743,034
Long-Term Debt	106,669
Minority Interest in Consolidated Subsidiaries	406,292
Stockholders’ Equity:
Common Stock, $0.001 par value, 400,000,000 shares authorized, 284,371,430 issued and outstanding	284,371
Additional Paid In Capital	2,142,300
Treasury Stock	(24,000)
Accumulated Deficit	(476,084)

Total Stockholders’ Equity	1,926,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,182,582

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
REVENUES:
Government Contracts		$93,271		$50,000		$317,021		$150,000
Other Contracts		—		—		11,667		—

Total Revenue		93,271		50,000		328,688		150,000
COST OF SALES:
Government Contract Costs		109,816		56,050		257,911		66,161

Total Cost of Sales		109,816		56,050		257,911		66,161

GROSS PROFIT		(16,545)		(6,050)		70,777		83,839
OPERATING EXPENSES:
Research and Development		132,785		—		445,529		23,683
Selling, General and Administrative		516,793		30,896		1,028,497		137,014

Total Operating Expenses		649,578		30,896		1,474,026		160,697

INCOME (LOSS) FROM OPERATIONS		(666,123)		(36,946)		(1,403,249)		(76,858)
Other Income/Expense, net		36,535		(33,682)		56,979		(41,229)

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS		(629,588)		(70,628)		(1,346,270)		(118,087)
Minority Interest in Consolidated Subsidiaries		52,186		6,085		83,352		(38,559)

NET LOSS BEFORE INCOME (LOSS) FROM DISCONTINUED OPERATIONS		(577,402)		(64,543)		(1,262,918)		(156,646)
Income (Loss) from Discontinued Operations		—		(15,918)		3,874		(29,494)

NET LOSS		$(577,402)		$(80,461)		$(1,259,044)		$(186,140)

NET LOSS PER SHARE, BASIC AND DILUTED	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		282,935,094		280,800,000		281,519,518		280,800,000

*	Less than $.01
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,259,044)	$(186,140)
Depreciation	6,723	5,745
Stock compensation expense	101,208	—
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
(Increase) decrease in accounts receivable	188,392	(38,544)
(Increase) decrease in prepaid expenses	(39,568)	11,150
Decrease in other assets	2,573	—
Increase (decrease) in accounts payable	(28,614)	60,294
Increase in deferred revenue	73,333	11,667
Increase in accrued expenses and other	33,467	11,068
Increase (decrease) in related party payable	(41,924)	7,148
Write-off of goodwill	—	23,447
Minority interest	(85,837)	38,559

Net cash used in operating activities	(1,049,291)	(55,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(10,779)	(659)

Net cash used in investing activities	(10,779)	(659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from members’ investment	1,000,000	—
Proceeds from exercise of stock option	1,000,000	—
Payment on bank notes payable	(10,772)	7,037
Loan assumed from acquisition of subsidiary	50,000	—
Payments on long-term debt	(12,649)	(701)

Net cash provided by financing activities	2,026,579	6,336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	966,509	(49,929)
CASH AND CASH EQUIVALENTS, Beginning of period	1,932,637	115,574

CASH AND CASH EQUIVALENTS, End of period	$2,899,146	$65,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,489	$19,855
Income taxes	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background and Merger
VIASPACE Inc. (the “Company” or “VIASPACE”), formerly known as Global-Wide Publication Ltd., (“GW”), was incorporated in the state of Nevada on July 14, 2003
Pursuant to an Agreement dated August 29, 2003, on September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that produces, publishes and distributes a weekly ethnic language newspaper called II Marco Polo Italian Weekly, in consideration of 2,100,000 restricted shares of its common stock issued to MPW’s sole shareholder. As a result of the transaction, MPW became a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies were merged.
Effective June 22, 2005, the Company acquired ViaSpace Technologies LLC (“ViaSpace LLC”) via a merger of ViaSpace LLC with and into the Company (the “Merger”). ViaSpace LLC was founded in July 1998 with the objective of transforming technologies from NASA/California Institute of Technology’s Jet Propulsion Laboratory and other advanced technology centers into profitable commercial enterprises through its connections with the advanced technology community. Through its ownership in three companies, Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“ASI”), and Ionfinity LLC (“Ionfinity”), ViaSpace LLC has a diversified high technology portfolio that includes microelectronics, sensors, homeland security & public safety, energy fuel cells, information and computational technology, radio frequency identification (“RFID”), e-finance, and mobile e-commerce. The Company also owns 100% of Concentric Water Technology LLC “Concentric Water”, which is developing water purification applications.
Pursuant to the Merger:
•	GW, as the surviving entity, changed its name to VIASPACE Inc.;

•	The Company effected a 5 for 1 forward stock split (a 6 for 1 forward stock split was previously effected May 23, 2005);

•	The members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in exchange for their membership interests in ViaSpace LLC. A total of 54,000,000 post-split shares of the Company’s common stock were held by the pre-existing GW shareholders as of the date of the Merger;

•	The authorized capital of the Company became 400,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value).
On May 19, 2005, the Company entered into a Share Purchase Agreement with a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company purchased 2,400,000 shares (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split) of the Company’s common stock for $24,000.
In addition, on May 19, 2005, the Company entered into an Acquisition Agreement with a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company sold 100% of its interest in MPW in exchange for 2,100,000 shares of Company Common Stock (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). Thus, as of June 22, 2005, the Company no longer had any ongoing operations related to MPW, or any newspaper publication business.
Basis of Presentation — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made in order to conform to the September 30, 2005 financial statement presentation.
The unaudited consolidated statements of operations and consolidated statements of cash flows for the periods ending September 30, 2005 and 2004, combines GW’s statements of operations and statements of cash flows with ViaSpace LLC’s statements of operations and statements of cash flows for the same periods.
Fiscal Year End — The Company’s fiscal year ends December 31.
Principles of Consolidation — The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies, in which the Company owns, directly or indirectly a controlling voting interest, are accounted for under the consolidation method of accounting including DMFCC, ASI, Ionfinity and Concentric Water. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted FASB 141, Statement of Accounting Standards No 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and ASI. The Company’s controlling interest requires that these companies’ operations be included in the consolidated financial statements. The percentage of Ionfinity, DMFCC, and ASI that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet.
Cash and Cash Equivalents — The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.
Use of Estimates in the Preparation of the Financial Statements — The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Impairment of Long-lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. For purposes of estimating future cash flows from impaired assets, the Company groups assets at the lowest level from which there is identifiable cash flows that are largely independent of the cash flow of other groups of assets. There have been no impairment charges recorded by the Company.
Fair Value of Financial Instruments — The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.
Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets, which range from three to seven years.
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s securities are recorded at cost.
Income Taxes — The Company records income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Revenue Recognition — The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer and when the Company has received acceptance notification by the government program officer. Product sales revenue are recognized upon shipment, as titles passes, FOB shipping point. Management fees are recognized as received for services to third party entities.
Stock Based Compensation — DMFCC has a stock-based compensation plan. DMFCC accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. DMFCC has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. The following table illustrates the effect on net loss and loss per share if DMFCC had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended				Nine months ended
	September 30,				September 30,
	2005		2004		2005		2004
Net loss applicable to common shares, as reported		$(577,402)		$(80,461)		$(1,259,044)		$(186,140)

Add: Stock-based employee compensation included in reported net loss		—		—		—		—

Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects		(8,160)		—		(8,160)		—

Pro forma net loss		$(585,562)		$(80,461)		$(1,267,204)		$(186,140)

Net loss per share — as reported: basic and diluted	$	*	$	*	$	*	$	*

Net loss per share — pro forma: basic and diluted	$	*	$	*	$	*	$	*

*	Less than $.01
Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”) and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentration of credit of credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions, such balances with any one institution may exceed FDIC insured limits.
Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE
Included in accounts receivable at September 30, 2005 is $208,000 due from QWIP Technologies, Inc. (“QWIP Technologies”), a subsidiary of QWIP Systems, Inc. (“QWIP”), a publicly-held company traded on the Canadian TSX Venture Exchange. QWIP Technologies is a former subsidiary of the Company. VIASPACE has a technology development agreement with QWIP Technologies whereby VIASPACE uses the services of NASA / Caltech Jet Propulsion Laboratory in a subcontractor capacity for infrared imaging technology development. As of September 30, 2005, VIASPACE has included $200,000 in accounts payable related to this subcontractor agreement with NASA / Caltech Jet Propulsion Laboratory.

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	September 30,	Useful
	2005	Life
Furniture and Fixtures	$21,149	7 years
Computer Equipment and Computer Software	52,373	3 years
Leasehold Improvements	50,447	5 years

Total Property and Equipment	123,969
Less: Accumulated Depreciation	110,421

Net Property and Equipment	$13,548

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $6,723 and $5,745, respectively.
NOTE 4 — MARKETABLE SECURITIES
As of September 30, 2005, the Company owns 203,741 shares in QWIP. The value of these shares was $20,374 at September 30, 2005 (or $0.10 per share, restated for QWIP’s 5 for 1 stock split on October 13, 2005). In addition to these shares, the Company holds 3,936.38218 shares in a subsidiary of QWIP that are redeemable into 1,777,206 shares of QWIP. The Company has not yet redeemed these shares. In addition, the Company holds 4,512.52168 shares in QWIP Technologies that are being held in escrow by QWIP subject to certain time restrictions. When the escrow restrictions lapse, these shares are redeemable and convertible into 2,037,323 shares of QWIP. Of the total shares of QWIP, California Institute of Technology is entitled to receive 220,966 QWIP shares as part as part of a prior agreement. In addition, the Company also holds 50 shares of QWIP Series A Preferred Stock. Upon any voluntary or involuntary liquidation, dissolution or winding-up of QWIP, holders of Series A Preferred Stock are entitled to receive an amount equal to $2,551.124 per share for each share of Series A Preferred Stock held.
NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
As of September 30, 2005, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on the Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company acts as principal investigator on Ionfinity’s two government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately on the Company’s Consolidated Financial Statements.
On May 2, 2005, the Company invested $1,500,000 in DFMCC to purchase preferred stock. As of September 30, 2005, the Company owned 81.6% of the outstanding shares of voting common stock of DMFCC.
As of September 30, 2005, the Company owned 99.8% of the voting stock of ASI. On October 20, 2005, the Company exchanged 10,000 shares of its common stock in exchange for 20,000 shares of ASI common stock held by a minority shareholder. After the exchange of common shares, the Company owns 100% of ASI.
As of September 30, 2005, the Company owned 100% of the membership interests of Concentric Water. The Company also owns 52% of the capital stock of eCARmerce Inc., an inactive company as of September 30, 2005.
As of September 30, 2005, the Company owns 486,135 common shares of ViaLogy Corp., a company originally formed by ViaSpace LLC. The Company currently owns approximately 1.5% of the total shares outstanding of ViaLogy Corp. The Company does not have any recorded basis on these shares included in the Consolidated Balance Sheet. On May 2, 2005, prior to the Merger with the Company, ViaSpace LLC distributed 1,890,674 shares of ViaLogy Corp. to ViaSpace LLC members. In addition, on May 2, 2005, the Company distributed 1,281,785 shares in SpectraSensors, Inc., a company originally formed by ViaSpace LLC, to ViaSpace LLC members, which represented 100% of its total interest.
NOTE 6 — LONG-TERM DEBT
Long-term debt is composed of the following:

September 30,
2005
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 7/1/2009	$48,167
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 9/1/2009	85,576

Total Long-term Debt	133,743
Less Current Portion	27,074

Net Long-term Debt	$106,669

The monthly payments on these notes including interest are $2,762 effective August 1, 2005.

NOTE 7 — RELATED PARTY
In 2004, a loan was made to the Company by two officers of the Company for $12,376 to pay for expenses of the Company during the year. These loans were repaid in March 2005. At June 30, 2005, there was a related party payable of $24,000 to a former director and officer of the Company as discussed in Note 1. This amount was repaid on August 31, 2005.
Ionfinity has consulting agreements with two minority owners and directors of Ionfinity to perform work on government contracts with the United States Navy and Air Force. One of these minority owners has a 47.9% membership interest in Ionfinity. As of September 30, 2005, $10,122 is included in accounts payable related to amounts owed to these individuals but not paid. During 2005, $30,364 has been billed by these two minority owners to Ionfinity for consulting work on these contracts.
In October of 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500.
NOTE 8 — STOCK OPTIONS AND WARRANTS
SNK Capital Trust Option
On February 25, 2005, ViaSpace LLC granted SNK Capital Trust (“SNK”) an option to purchase up to 5,000,000 membership units of ViaSpace LLC for an aggregate purchase price of $7,500,000. SNK had previously purchased 7,350,000 membership units for $1,500,000 in December 2004, and 2,000,000 membership units for $1,000,000 in February 2005.
In May 2005, ViaSpace LLC agreed to increase the February 2005 option to allow SNK an option to purchase up to 6,666,666 Membership Units at a price of $1.50 per membership unit, for an aggregate purchase price of $10,000,000.
On June 15, 2005, the Company, ViaSpace LLC and SNK entered into a stock option agreement to supercede and replace the previous option between ViaSpace LLC and SNK. This agreement granted SNK an option (the “Option”) to purchase up to 36,000,000 shares of common stock of the Company for $0.28 per share. The Option would have expired on (i) July 15, 2005, if less than $500,000 of the Option had been exercised prior to such time; or (ii) August 31, 2005, if less than an aggregate of $1,000,000 of the Option had been exercised prior to such time. Furthermore, the Option will expire on (i) February 15, 2006, if less than an aggregate of $2,000,000 of the Option has been exercised prior to such time or (ii) the close of business on February 15, 2007 if the Option has not previously expired. The Option may be exercised at any time at the election of SNK.
On June 28, 2005, the Company received $500,000 from SNK for the exercise of a portion of the Option. The formal stock purchase agreement was effective on July 14, 2005 between the Company and SNK and 1,785,715 shares of common stock were issued to SNK. On August 31, 2005, the Company received an additional $500,000 from SNK for the exercise of an additional portion of the Option and 1,785,715 shares of common stock were issued to SNK. In summary, an option to purchase 36,000,000 shares of the Company’s common stock was initially granted to SNK. During 2005, SNK exercised the Option as to 3,571,430 shares. As of September 30, 2005, the Option remains unexercised as to 32,428,570 shares.
The Option described above was granted to SNK subject to certain terms and conditions. Upon the completion of the Merger on June 22, 2005 as described in Note 1, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the Merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time were held in trust by the Company as part of the consideration for the granting of the Option. The Held Shares shall be released either to SNK or to certain prior members of ViaSpace LLC as exercise thresholds are met by SNK. As of September 30, 2005, 10% or 3,250,000 of the Held Shares have been released to SNK due to SNK meeting certain exercise thresholds.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2 million shares of DMFCC stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of September 30, 2005, the DMFCC Option Plan has outstanding 1,491,000 option shares and 509,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 336,000 are non-statutory stock options issued to consultants. During the three and nine months September 30, 2005, stock compensation expense related to the non-statutory stock options totaled $11,673 and is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.

VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Stockholders and the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program and a majority of the shareholders of the Company approved the Plan by written consent. The Plan provides for the reservation for issuance of 28,000,000 shares of the Company’s common stock. The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of stock options, stock appreciation rights, restricted stock and other awards. The Plan awards a one-time grant of 125,000 options to newly appointed outside members of the Company’s Board and annual grants of 50,000 options to outside members of the Board that have served at least six months.
Stock Warrants
On August 16, 2005, the Company entered into a two-year Consulting, Confidentiality and Proprietary Rights Agreement (the “Consulting Agreement”) with Synthetic/A/(America) Ltd., a California corporation (“Synthetica”). Pursuant to the Consulting Agreement, Synthetica will provide the Company with consulting services and advice relating to capital market goals, strategic business planning, financial controls, regulatory compliance, revenue generation and business development. In connection with this Consulting Agreement, the Company issued three warrants to Synthetica to purchase shares of the Company’s common stock.
The first warrant issued to Synthetica (“Warrant No. 1”) gives Synthetica the right to purchase 250,000 shares of Common Stock at an exercise price of $4.00 per share. Warrant No. 1 was fully vested upon issuance and expires upon the earliest to occur of the following: (i) the date of termination of the Consulting Agreement by the Company due to a material breach of the Consulting Agreement by Synthetica; (ii) the closing of a merger or consolidation of the Company pursuant to which the stockholders of the Company hold less than 50% of the voting securities of the surviving or acquiring entity, or a sale of all or substantially all the assets of the Company; (iii) August 16, 2007, provided that at least 25% of the outstanding capital stock of the Company has not been held by institutional investors (at any single moment) on or prior to such time; or (iv) August 16, 2009.
The second warrant issued to Synthetica (“Warrant No. 2”) gives Synthetica the right to purchase 500,000 shares of Common Stock at an exercise price of $4.00 per share. Warrant No. 2 was fully vested upon issuance and expires upon the earliest to occur of the following: (i) the date of termination of the Consulting Agreement by the Company due to a material breach of the Consulting Agreement by Synthetica; (ii) the closing of a merger or consolidation of the Company pursuant to which the stockholders of the Company hold less than 50% of the voting securities of the surviving or acquiring entity, or a sale of all or substantially all the assets of the Company; (iii) August 16, 2007, provided that the Company has not completed a secondary offering equal to or in excess of $200,000,000; or (iv) August 16, 2009.
The third warrant issued to Synthetica (“Warrant No. 3”) gives Synthetica the right to purchase 250,000 shares of Common Stock at an exercise price of $4.00 per share. Warrant No. 3. was fully vested upon issuance and expires upon the earliest to occur of the following: (i) the date of termination of the Consulting Agreement by the Company due to a material breach of the Consulting Agreement by Synthetica; (ii) the closing of a merger or consolidation of the Company pursuant to which the stockholders of the Company hold less than 50% of the voting securities of the surviving or acquiring entity, or a sale of all or substantially all the assets of the Company; (iii) August 16, 2007, provided that the Company’s Common Stock has not become publicly traded on NASDAQ on or prior to such time; or (iv) August 16, 2009.
For the three and nine months ended September 30, 2005, the Company recorded stock compensation expense of $89,535 related to these warrants based on valuing these warrants using the Black Scholes method. To value these warrants the following assumptions were used: discount rate 4.31%, volatility of Company’s common stock 51.88%, term of 2.67 years, and an annual rate of dividends of zero.
DMFCC Option Shares for License Agreements
DMFCC entered into a technology license agreement with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) on May 21, 2002 and a second technology license agreement with Caltech on January 17, 2003. The licensed technology is composed of patents owned by Caltech and USC. According to the license agreements, upon the raising of equity by DMFCC in excess of $2,000,000, the Company can exercise its rights to designated patents in exchange for 2,417,647 shares of DMFCC common shares. As of September 30, 2005, DMFCC has raised sufficient equity funds to exercise these patents, but had not done so yet. DMFCC expects to exercise these patents and issue the common shares to Caltech and USC before the end of December.

NOTE 9 — DISCONTINUED BUSINESS OPERATIONS
As explained in Note 1, on the effective date of the Merger, 100% of the outstanding shares of MPW, a wholly-owned subsidiary of GW engaged in the newspaper publication business were exchanged for the surrender of 2,100,000 common shares of the Company (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). As of June 30, 2005, the Company no longer had any active operations in the newspaper publication business. For the three and nine months ended September 30, 2005 and 2004, the revenue and expenses of MPW are shown net of each other, and included in the consolidated statements of operations under the caption Income from Discontinued Operations. The detailed components are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$—	$17,298	$70,366	$84,168
Cost of Sales	—	28,116	43,018	48,303

Gross Profit	—	(10,818)	27,348	35,865
Selling, General and Administrative Expenses	—	5,100	23,474	49,441

Income (Loss) from Discontinued Operations	$—	$(15,918)	$3,874	$(13,576)

Note 10 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the three and nine months ended September 30, 2005, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company has three reportable segments that operate in distinct market areas. The Company’s reportable segments are also represented by three separate subsidiaries of the Company, DMFCC, Ionfinity and ASI.
(i) DMFCC: DMFCC is pursuing what we believe is a significant market opportunity for disposable methanol fuel cartridges. These methanol fuel cartridges could provide the energy source for tomorrow’s fuel cell-powered portable electronic devices, such as laptop computers and cell phones. Fuel cells are expected to gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously “recharged” by simply replacing the disposable fuel cartridge. Direct methanol fuel cells are being developed for these applications by many, well-known international consumer electronic companies. Because the methanol cartridges are disposable, the cartridge business has the opportunity for recurring revenue. This consumer business would be similar to that of disposable batteries (e.g. AA), cigarette lighters or ink cartridges for printers.
(ii) Ionfinity: Ionfinity is working to develop the next-generation mass spectrometry (“MS”) technology, which we believe could not only revolutionize the traditional applications of MS, but could also ring in a new era of detection systems for homeland security. The technology combines two inventions developed at the NASA/Caltech Jet Propulsion Laboratory, which could enable the system to provide a 10x increase in sensitivity, a 10x increase in mass range and the ability to miniaturize the product to make it portable and low cost.
(iii) ASI: ASI is developing new technologies, products and services based upon sensor fusion. Sensor fusion combines data from multiple sensors, human observations, and automated inferences to deliver reliable decision support in critical applications where solution speed and confidence are of primary importance. ASI is developing new sensor fusion technologies that expand existing capabilities of, and improve reliability and performance of systems which incorporate video, infrared, X-ray and gamma ray imaging, audio and RFID.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.
The amounts shown as “Corporate Administrative Costs” consist of unallocated corporate-level operating expenses. In addition, the Company does not allocate other income/expense, net to reportable segments.

Information on reportable segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
DMFCC	$—	$—	$—	$—
Ionfinity	93,271	50,000	328,688	150,000
ASI	—	—	—	—

Total Revenue	$93,271	$50,000	$328,688	$150,000

Income (Loss) From Operations:
DMFCC	$(266,475)	$(2,790)	$(634,517)	$(29,119)
Ionfinity	(18,387)	(22,858)	46,378	60,278
ASI	(140,641)	—	(462,597)	—

Income (Loss) From Operations by Reportable Segments	(425,503)	(25,648)	(1,050,736)	31,159
Corporate Administrative Costs	(240,620)	(11,298)	(352,513)	(108,017)

Income (Loss) From Operations	$(666,123)	$(36,946)	$(1,403,249)	$(76,858)

Note 11 — COMMITMENTS
In October of 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500.
ASI has a nonexclusive software license agreement with Caltech for executable code and source code pertaining to Spacecraft Health Inference Engine (“SHINE”) whereby ASI has agreed to pay Caltech royalties from the sale or licensing of software or license products related to SHINE. This SHINE agreement provides for the following minimum royalties to Caltech: $10,000 due September 28, 2006; $10,000 due September 28, 2007; $12,500 due September 28, 2008; $15,000 due September 28, 2009; $17,500 due September 28, 2010; and $20,000 due on each year from September 28, 2011 to 2015.
Note 12 — FINANCIAL ACCOUNTING DEVELOPMENTS
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, Interpretation No. 46 is applied beginning January 1, 2005. For any VIE that must be consolidated under FIN No. 46R and was created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005 (“SFAS 123(R)”). The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.
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
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.
In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.
Overview
Prior to June 22, 2005 and the merger with ViaSpace LLC, we were engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo” through a wholly-owned subsidiary, Marco Polo News Inc. (“MPW”). The newspaper was produced and distributed on a weekly basis mainly in the Vancouver, British Columbia, Canada metropolitan area. As discussed in Note 1 and Note 7, immediately prior to our merger with ViaSpace LLC, 100% of the common shares of MPW were delivered to a former officer and director of the Company in exchange for 2,100,000 shares of the Company’s common stock (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). As of June 30, 2005, the Company no longer had any active operations in the newspaper publication business.

Effective June 22, 2005, the Company’s three current active operating companies are Direct Methanol Fuel Cell Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”), and Arroyo Sciences, Inc. (“ASI”). As of October 31, 2005, the Company holds an 81.6% ownership interest in DMFCC, a 46.3% ownership interest in Ionfinity, and a 100% ownership interest in ASI.
     Direct Methanol Fuel Cell Corporation
DMFCC is pursuing what we believe is a significant market opportunity for disposable methanol fuel cartridges. These methanol fuel cartridges could provide the energy source for tomorrow’s fuel cell-powered portable electronic devices, such as laptop computers and cell phones. Fuel cells are expected to gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously “recharged” by simply replacing the disposable fuel cartridge. Direct methanol fuel cells are being developed for these applications by many, well-known international consumer electronic companies. Because the methanol cartridges are disposable, the cartridge business has the opportunity for recurring revenue. This consumer business would be similar to that of disposable batteries (e.g. AA), cigarette lighters or ink cartridges for printers.
Low cost fuel cartridges are analogous to disposable alkaline batteries, but a cartridge containing 50 mL of methanol could power a laptop for five or more hours compared to 10 minutes if an alkaline battery were to be used. When a laptop is plugged into the wall electrical outlet, no methanol would be consumed.
DMFCC has designed a new plastic-based methanol fuel cartridge. DMFCC’s current fuel cartridge is designed to be inserted into a laptop computer or similar portable electronic device. Other designs in progress are for applications such as cell phones and PDAs.
Safety codes and transportation regulations are being developed to ensure that this technology is safe for consumer use. DMFCC has been working with the fuel cell industry, Underwriters Laboratories (“UL”), CSA America and the International Electrotechnical Commission (“IEC”), to develop international standards for the performance, safety and interchangeability of methanol fuel cell devices and fuel cartridges.
The direct methanol fuel cell was invented and developed at the NASA/Caltech Jet Propulsion Laboratory and the University of Southern California and is protected by 56 issued and over 62 pending patents worldwide. DMFCC has rights to these patents, which are needed by fuel cell manufacturers and OEMs to bring their products to market. DMFCC plans to work cooperatively with all fuel cell and electronics manufacturers in Japan, Korea, the United States and elsewhere to bring their fuel cell products to market. DMFCC and its cartridge manufacturing and distribution partners plan to provide the industry qualified sources of methanol fuel cartridges. DMFCC also plans to work with customers and partners to develop direct methanol fuel cells for custom applications and crucial components for the fuel cell industry.
In October of 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500.
DMFCC has not generated revenues during 2005, and does not expect to generate revenues until 2007. For the nine months ended September 30, 2005, DMFCC incurred $634,517 in operating expenses. Of this amount $200,441 was for research and development activities related to the development of a prototype device, including payroll, consulting and subcontractor costs. In addition, $434,076 was spent on selling, general and administrative expenses, primarily payroll expenses, consulting costs and travel expenses. We anticipated that research and development expenses and selling, general and administrative expenses will increase in the future as compared to earlier comparable periods.
     Ionfinity LLC
Ionfinity is working to develop the next-generation mass spectrometry (“MS”) technology, which we believe could not only revolutionize the traditional applications of MS, but could also ring in a new era of detection systems for homeland security. The technology combines two inventions developed at the NASA/Caltech Jet Propulsion Laboratory, which could enable the system to provide a 10x increase in sensitivity, a 10x increase in mass range and the ability to miniaturize the product to make it portable and low cost.

The Ionfinity system is designed to allow high sensitivity and specificity in a small portable system — a carry-on suitcase in the near term and a shoe box or smaller size in the future. With its projected ruggedness, lower power consumption and cost, the system could be deployed in many applications, where monitoring of air, water or other substances is required.
A group of sensors can be combined with on-board computing network and wireless interfaces to form a real-time distributed sensing network. This will enable distributed process measurement and control and can provide comprehensive monitoring and rapid detection of common contaminants, as well as narcotics and chemical and biological weapons.
For the nine months ended September 30, 2005, Ionfinity recognized revenues of approximately $262,000 from contracts with the United States Navy and United States Air Force. Approximately $67,000 in revenues were also recognized from contract billings to Caltech/Jet Propulsion Laboratory and under a commercial contract.
The goal of the Navy contract is the development and demonstration of a miniature and portable instrument to measure weapons of mass destruction and industrial chemicals in water and air. The instrument’s small size makes it suitable for future modification and integration into other Navy systems. The two-year Navy contract has a base value of $511,731 and two additional options totaling $205,651 if exercised by the Navy. The Company expects the Navy to exercise these options, although its certainty is not guaranteed. As of September 30, 2005, the remaining base contract value to be completed and billed on the Navy contract was $136,731.
The goal of the Air Force contract is for Ionfinity with its partners including the NASA/Caltech Jet Propulsion Laboratory, to develop and demonstrate an innovative nano-propulsion system that incorporates a machined electrostation ion generator that provides direct and complete ionization of propellant gas, the efficient acceleration of ions, a micromachined neutralizing mechanism that prevents spacecraft charging, a compact efficient high voltage power supply, and a micromachined multi-wafer ion engine. The Air Force contract has a base value of $175,000 and a $174,958 option by the Air Force. The option was exercised by the Air Force in March 2005. As of September 30, 2005 the base contract value has been completed and billed. No portion of the Air Force option has been billed as of September 30, 3005.
For the nine months ended September 30, 2005, Ionfinity has incurred direct costs charged against contract revenues including payroll, consulting and subcontracting costs totaling $257,911. In addition, Ionfinity has incurred $24,399 in research and development; and selling, general and administrative expenses.
     Arroyo Sciences, Inc.
ASI is developing new technologies, products and services based upon sensor fusion. Sensor fusion combines data from multiple sensors, human observations, and automated inferences to deliver reliable decision support in critical applications where solution speed and confidence are of primary importance. ASI is developing new sensor fusion technologies that expand existing capabilities of, and improve reliability and performance of systems which incorporate video, infrared, X-ray and gamma ray imaging, audio and RFID.
ASI is using these technologies to develop client-motivated solutions in markets that include commercial security, homeland defense, transportation, and supply chain logistics. Military applications under investigation or development include methods to detect suicide bombers and improvised explosive devices (IEDs). Related applications can utilize this technology to detect pilfered industrial items or other contraband.
ASI’s technologies are based on pioneering research in weak signal detection and high-speed symbolic inference, initially performed by the NASA/Caltech Jet Propulsion Laboratory (JPL). The Company has licensed key ingredients of these technologies for commercial use from Caltech, which operates JPL. The efficacy and reliability of these technologies has been confirmed by their successful deployment on numerous NASA spacecraft, and in multiple deep space missions.
Technology licensed by ASI can potentially enable commercial instruments to detect concealed IEDs, and other concealed weapons worn by suicide bombers. This application is directed at homeland security and defense markets. Related applications can utilize this technology to detect pilfered industrial items or other contraband concealed under a person’s clothing.
Significant potential markets for ASI’s technology include:
•	Commercial security applications such as energy utility, manufacturing and IT infrastructure protection.

•	Homeland security applications such as first responder safety and improvised explosive detection; supply chain, maritime and port security.

•	Military security applications including landmine detection, personnel tracking, navigation, target tracking, aircraft attitude estimation, and multi-sensor battlefield decision support.
Information sources in ASI’s customer applications typically include a wide variety of discrete and continuous sensors, features and patterns of features extracted from multi-channel sensor signals, and intermediate inferences drawn from preliminary analysis of sensor data. In new commercial, homeland security, and military markets, ASI plans to exploit inexpensive, high performance digital signal processing hardware and fast, software-based reasoning technologies to rapidly configure systems to individual customer requirements.
ASI’s DeepScan system analyzes contents of air and seaport cargo containers, and assists location of unexploded ordnance (UXO). Based on technology developed by the U.S. Army Corps of Engineers and NASA/Caltech’s Jet Propulsion Laboratory, DeepScan exploits multi-sensor data to detect buried or concealed explosives. These capabilities were validated and certified by analyzing remediation survey data from former defense sites at McKinley Range, Umatilla, and Camp Simms.
ASI’s business strategy is to partner with key system integrators and application providers with strong market presence, manufacturing capabilities and sales channels to achieve rapid market entry.
For the nine months ended September 30, 2005, ASI has not recorded any revenues. ASI has entered into a contract with a company in the defense industry and received a purchase order for $85,000 for the delivery of two MicroTracker units. ASI has received the payment from this customer and has classified this amount in unearned revenue at September 30, 2005. ASI expects to complete the contract obligations and recognize the revenues on this order during the fourth quarter of 2005. ASI is actively seeking new business; however, no contracts have been signed as of this date.
For the nine months ended September 30, 2005, the ASI has incurred $462,597 in operating expenses. Of this amount $238,374 was for research and development activities. In addition, $224,223 was spent on selling, general and administrative expenses, primarily payroll expenses, consulting costs, and travel expenses. We anticipate that research and development expenses and selling, general and administrative expenses will increase in the future.
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
The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer and when the Company has received acceptance notification by the government program officer. Product sales revenue are recognized upon shipment, as title passes, FOB shipping point. Management fees are recognized as received for services to third party entities.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.
RESULTS OF OPERATIONS
For the Three Months September 30, 2005 and 2004
Revenues
Revenues were $93,271 and $50,000 for the three months ended September 30, 2005 and 2004, respectively. The increase in revenues is primarily due to additional billings by Ionfinity to the Navy and Air Force on two Phase II Small Business Innovation Research (“SBIR”) contracts as compared with the same period in the prior year.
As explained in Note 9, the operations of MPW are classified as discontinued and revenue and expenses of MPW are shown net, and included in discontinued operations on the consolidated statement of operations.
Cost of Sales
Cost of sales was $109,816 and $56,050 for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of sales is primarily due to additional payroll costs, subcontractor and consultant costs being incurred on Ionfinity’s Air Force and Navy contracts during 2005 as compared with the same period in 2004.
Research and Development
Research and development expenses were $132,785 and zero for the three months ended September 30, 2005 and 2004, respectively. The increase in research and development expenses results primarily from increases in consulting and subcontract expenses incurred by DMFCC and ASI. We expect research and development expenses will continue to increase in the future at DMFCC and ASI and these companies develop a commercialized product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $516,793 and $30,896 for the three months ended September 30, 2005 and 2004, respectively. The increase is primarily due to payroll related expenses and higher legal and professional expenses. We expect selling, general and administrative expenses will increase in the future as we expand our business.
Other Income (Expense), Net
Other income (expense), net was $36,535 for the three months ended September 30, 2005 and ($33,682) for the same period in 2004, a difference of $70,217. During the three months ended September 30, 2005, the Company recorded increased interest income of approximately $18,000 due to the Company maintaining higher cash balances than the same period in the prior year. In addition, the Company recorded $25,000 during 2005 as other income due to a payment to DMFCC by a cartridge manufacturing partner upon the signing of the agreement between the two parties. Also, during the same period in 2004, GW recorded a write-off of goodwill of $23,447.
For the Nine Months September 30, 2005 and 2004
Revenues
Revenues were $328,688 and $150,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in revenues is primarily due to additional billings by Ionfinity to the Navy and Air Force on two Phase II SBIR contracts as compared with the same period in the prior year, as well as contract billings to Caltech/Jet Propulsion Laboratory during 2005. In addition, Ionfinity recognized $11,667 in revenues on a commercial contract during the first nine months of 2005 compared with zero for the same period in 2004.

As explained in Note 9, the operations of MPW are classified as discontinued and revenue and expenses of MPW are shown net, and included in discontinued operations on the consolidated statement of operations.
Cost of Sales
Cost of sales was $257,911 and $66,161 for the nine months ended September 30, 2005 and 2004, respectively. The increase in cost of sales is primarily due to additional payroll costs and subcontractor and consultant costs being incurred on Ionfinity’s Air Force and Navy contracts during 2005 as compared with the same period in 2004.
Research and Development
Research and development expenses were $445,529 and $23,683 for the nine months ended September 30, 2005 and 2004, respectively. The increase of $421,846 in research and development expenses results primarily from increases in consulting and subcontract expenses incurred by DMFCC and ASI. We expect research and development expenses will continue to increase in the future at DMFCC and ASI as these companies develop a commercialized product. Furthermore, as additional technologies are acquired and developed by the Company, we anticipate that research and development expenses will increase as commercialization of these technologies begins to take place.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,028,497 and $137,014 for the nine months ended September 30, 2005 and 2004, respectively. The increase of $792,538 is primarily due to payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses. We expect selling, general and administrative expenses will increase in the future as we expand our business.
Other Income (Expense), Net
Other income (expense), net was $56,979 for the nine months ended September 30, 2005 and ($41,229) for the same period in 2004, a difference of $98,208. During the nine months ended September 30, 2005, the Company recorded increased interest income of approximately $43,000 due to the Company maintaining higher cash balances than the same period in the prior year. In addition, the Company recorded $25,000 during 2005 as other income due to a payment to DMFCC by a cartridge manufacturing partner upon the signing of the agreement between the two parties. Also, during the same period in 2004, GW recorded a write-off of goodwill of $23,447.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $1,049,291 and $55,606 for the nine months ended September 30, 2005 and 2004, respectively. During the nine-month period ended September 30, 2005, the Company incurred a net loss of $1,259,044 related to higher research and development costs in payroll related costs, consultant expenses and subcontractor costs in order to create, expand and develop the Company’s products. In addition we have incurred higher selling, general and administrative expenses in payroll related expenses, consulting fees, legal and professional expenses and travel expenses.
Net cash provided by financing activities during the first nine months of 2005 was positive $2,026,579. This is primarily due to a $2,000,000 investment by SNK Capital in the Company. Of this investment, $1,000,000 was made in ViaSpace LLC, prior to the Merger (as discussed in Note 1 to the Unaudited Consolidated Financial Statements). An additional $1,000,000 was received in 2005 (as discussed in Note 8 to the Unaudited Consolidated Financial Statements) as SNK Capital exercised stock options to buy shares of common stock in the Company.
We have incurred substantial losses during the first nine months of 2005; however we have adequate financial resources for the next twelve months of operations. In addition, as explained in Note 8 to the Unaudited Consolidated Financial Statements, stock options have been granted to SNK Capital that could raise an additional $9,080,000 for the Company if and when the additional stock options held by SNK Capital are exercised. There is no assurance that any portion of this stock option will be exercised, nor is there any assurance that the Company will be able to raise any other additional capital, if needed.

Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
RISKS RELATED TO OUR FUTURE OPERATIONS
An investment in our common stock involves a high degree of risk. In addition to the other information in this Form 10-QSB, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related To Our Business
We have incurred losses and anticipate continued losses.
Our net loss for the nine months ended September 30, 2005 was $1,259,044. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
We operate in a changing and unpredictable regulatory environment.
As our technologies develop, we will be subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to the methanol fuel cell cartridge product being developed by our subsidiary, DMFCC. Methanol fuel cell cartridges are currently prohibited on-board commercial air flights. Recently, the International Civil Aviation Organization’s Dangerous Goods Panel (ICAO DGP) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action is to be submitted for comment to all ICAO members and will be considered for final adoption by the 36-member ICAO Council as early as April 2006. If formally adopted, the regulation will go into effect on January 1, 2007, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. If the regulation is eventually not adopted, this could negatively our business, results of operations and financial condition.
Our success depends upon market acceptance of our technologies and product development.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Our key personnel include Dr. Carl Kukkonen, Chief Executive Officer and Amjad Abdallat, Chief Operating Officer.
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
If we fail to comply with our obligations in our intellectual property licenses with Caltech, we could lose license rights that are important to our business.
We are a party to a number of license agreements with Caltech that are material to our business. We may enter into additional licenses with Caltech in the future. Our existing licenses impose and future licenses may impose various minimum royalty commitments, other royalties and other obligations on us. If we fail to comply with these obligations, Caltech may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. Termination of the Caltech licenses could have a material adverse effect on our business, operating results and financial condition.
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
Risks Related To An Investment In Our Stock
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
The Company has 400,000,000 authorized shares of common stock, of which 284,381,430 were issued and outstanding as of November 11, 2005. Of these issued and outstanding shares, 198,957,621 shares (69.96% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders. These shares are currently restricted, but will become available for sale in the future, subject to volume and manner of sale restrictions under Rule 144 of the Securities Act of 1933. The restrictions associated with these shares will expire June 22, 2006.
We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares currently held by management and principal shareholders), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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
Our executive officers, directors and principal shareholders own 69.96% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.
Our executive officers, directors and principal shareholders hold, in the aggregate, 69.96% of our outstanding shares. Accordingly, in the event that all or some of these shareholders decide to act in concert, they can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.
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

ITEM 3 — CONTROLS AND PROCEDURES
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following resolutions were approved on October 20, 2005 by written consent in lieu of a special meeting of shareholders representing 69.96% of the issued and outstanding common share capital of the company in accordance with the Company’s bylaws:
a.	The 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Plan was approved. The Plan provides for the reservation for issuance of 28,000,000 shares of the Company’s common stock, par value $0.001 per share.

b.	The number of directors on the Board was increased from three to five.

c.	The following directors were elected to fill the two vacancies created by the increase in the number of directors on the Board: Dr. Joel Balbien and Mr. Aaron Levy. Dr. Carl Kukkonen, Mr. Amjad Abdallat and Dr. Sandeep Gulati composed the other three members of the Board.
ITEM 6. EXHIBITS
(a) Exhibits

3.1	Amendment to Articles of Incorporation dated May 9, 2005

3.2	Amendment to Articles of Incorporation dated June 1, 2005

3.3	Articles of Merger dated June 17, 2005

10.1	DMFCC 2002 Stock Option/Stock Issuance Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc.
(Registrant)

Date: November 14, 2005	/s/ CARL KUKKONEN Carl Kukkonen
Chief Executive Officer

Date: November 14, 2005	/s/ STEPHEN J. MUZI Stephen J. Muzi
Chief Financial Officer