Form 10KSB
period 2005-12-31
VIASPACE Inc.
filed 2006-04-03
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-110680
VIASPACE INC.
(Name of small business issuer in its charter)

Nevada	76-0742386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Lincoln Ave. Altadena, California	91001
(Address of principal executive offices)	(Zip Code)
(626) 296-6310
Issuer’s telephone number, including area code
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenue for its most recent fiscal year. $432,000
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006: $262,537,352
     State the number of shares outstanding of each of issuer’s classes of common equity, as of March 30, 2006: 291,649,286
Documents Incorporated By Reference
     The following documents are incorporated by reference into this report: Portions of the Company’s Definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders subsequent to the date hereof are incorporated by reference in Part III of this Form 10-KSB. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s year end of December 31, 2005.
     Transitional Small Business Disclosure Format: Yes: ☐ No: ☑

VIASPACE INC.

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors” and, among others, the following:
•	our ability to successfully implement our business strategy,

•	market acceptance of our products and product development,

•	the effect of regulation on our ability to commercialize our products,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.
These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
VIASPACE History
VIASPACE Inc. (the “Company” or “VIASPACE”) is the successor organization to ViaSpace Technologies LLC (“ViaSpace LLC”), which was founded in July 1998 with the objective of transforming technologies from NASA and the Department of Defense into commercial products. The Company engaged in a reverse merger with ViaSpace LLC on June 22, 2005. VIASPACE was formerly known as Global-Wide Publication Ltd., (“GW”), which was incorporated in the state of Nevada on July 14, 2003.
Pursuant to an Agreement dated August 29, 2003, on September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that was engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”, in consideration of 2,100,000 restricted shares of its common stock issued to MPW’s sole shareholder, Rino Vultaggio, who became a director and officer of GW. As a result of the transaction, MPW became a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies were merged.
On May 19, 2005, the Company entered into an Acquisition Agreement with Rino Vultaggio, pursuant to which, upon the closing of the Merger noted above, the Company sold 100% of its interest in MPW in exchange for 2,100,000 shares of Company Common Stock (prior to a 6 for 1 forward stock split and a 5 for 1 forward stock split). As of June 22, 2005, the Company no longer had any active operations in the newspaper publication business.

VIASPACE Overview
VIASPACE works to transform proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions. VIASPACE develops these technologies into hardware and software products that we believe fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (JPL) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department Defense. VIASPACE plans to leverage this large government research and development investment – made originally for space and defense applications into commercial products.
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), and Ionfinity LLC (“Ionfinity”). As of December 31, 2005, the Company holds an 81.6% ownership interest in DMFCC, a 100% ownership interest in Arroyo, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric Water Technology LLC, an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. On January 19, 2006, DMFCC exercised an existing option it had with Caltech and University of Southern California (“USC”) whereby the Company issued to Caltech and USC common shares in DMFCC in exchange for licenses to approximately 50 issued and 50 pending fuel cell technology patents. After the issuance of these shares, the Company’s ownership in DMFCC is 72%. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
VIASPACE Subsidiary—Direct Methanol Fuel Cell Corporation (“DMFCC”)
Direct Methanol Fuel Cell Corporation (“DMFCC”) is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are replacements for traditional batteries and are expected to gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge. Direct methanol fuel cell-based products are being developed for laptop computers, cell phones, music players and other applications by major manufacturers of portable electronics in Japan and Korea. Electronic devices based on direct methanol fuel cells may reach the marketplace in 2007. With expertise in fuel cartridge design and safety certification, established cartridge manufacturing partners, and licenses to an extensive suite of fuel cell patents, DMFCC is positioned to advance and benefit from this exciting new technology. DMFCC is co-located with VIASPACE in Altadena, California and also has operations in Tokyo, Japan and Seoul, Korea. VIASPACE holds a 72% ownership in DMFCC. Other shareholders include Caltech, the University of Southern California (“USC”) and Itochu Corporation of Japan. More information on DMFCC can be found on the web site www.DMFCC.com.
     DMFCC Disposable Cartridge Design and Safety Certification
DMFCC has expertise in fuel cell cartridge design and safety certification. Since 2002, DMFCC has been working with the fuel cell industry, Underwriters Laboratories (UL), CSA International and the International Electrotechnical Commission (“IEC”) to develop international standards for the safety and performance of fuel cells and disposable fuel cartridges. The IEC is the electrical counterpart of the International Standards Organization (“ISO”). The IEC Micro Fuel Cell safety regulations were drafted in 2005 and were published in February 2006. These regulations cover both the fuel cell and fuel cartridges. More detail on these safety regulations are given below in the section on Regulatory Issues. Based on these regulations, the International Civil Aviation Organization (“ICAO”) Dangerous Goods Panel voted to allow methanol fuel cells and fuel cartridges to be carried in the passenger compartment of aircraft. This approval must be ratified by the entire ICAO. Ratification is in process and may be completed by January 2007. Fuel cells using formic acid and butane were also approved at the same time, but hydrogen based fuel cells were not. It was also stipulated that the fuel cartridges should not be refillable by the user. DMFCC disposable fuel cartridges are designed to comply with the challenging international safety and child-resistance requirements. DMFCC is focusing on methanol fuel cartridges, but may produce cartridges for any liquid fuel including formic acid.
     DMFCC Cartridge Manufacturing
DMFCC designs, safety certifies and markets cartridges. DMFCC’s cartridges are manufactured by experienced manufacturing partners that have a track record of supplying critical products to major manufacturers (“OEMs”) of consumer electronics. For example, one of DMFCC’s manufacturing partners is Elentec Co., Ltd., a publicly traded Korean company, that is Samsung’s largest supplier of lithium ion battery packs. Elentec is located in Suwon City, South Korea which is also the home to Samsung. Elentec also provides battery packs to other OEMs. Another DMFCC cartridge manufacturing partner is SMC, Co., Ltd., a Korean company, which supplies lithium battery packs to LG Electronics and other OEMs.
     DMFCC Rights to Approximately 56 Issued and 63 Pending Patents Worldwide
The direct liquid hydrocarbon fuel cell was co-invented and developed by the NASA Jet Propulsion Laboratory (“JPL”), which is operated by Caltech, and by USC. Hydrocarbon fuels include methanol, ethanol, formic acid, formaldehyde, dimethoxymethane and others. Methanol is the most common fuel. Caltech and USC have approximately 56 issued and 63 pending patents worldwide on the direct liquid hydrocarbon fuel cell technology. DMFCC has license rights to all of these patents, some patents with the right to sublicense and other patents without the right to sublicense. Caltech and USC are shareholders in DMFCC. DMFCC has licensed approximately 50 issued and 50 pending Caltech patents, and is in the process of finalizing the terms and conditions of an option granted by Caltech to DMFCC on January 17, 2003, and subsequently exercised by DMFCC on August 17, 2005, regarding additional issued and additional pending patents solely owned by Caltech.
The Caltech patent portfolio includes claims directed to the fundamental idea of a direct hydrocarbon (including methanol) fuel cell that uses a polymer electrolyte membrane (“PEM”), construction of the catalysts, anodes, cathodes, and membrane electrode assemblies (“MEAs”), as well as alternative membranes. Other patents address water recovery, methanol sensors and filters, monopolar geometry, and electrolysis of methanol to produce hydrogen. A list of these patents may be obtained by contacting the Company.
     DMFCC Partnering to Advance Fuel Cell Adoption
DMFCC intends to work cooperatively with fuel cell manufacturers and OEMs to provide them with the patent protection they need, using DMFCC’s “have made”, “import”, and licensing rights. DMFCC intends to work with OEMs on cartridge supply arrangements which would allow DMFCC to provide innovative and safe fuel cartridges specific to each fuel cell-powered device manufactured by the OEM. DMFCC and its partners are willing to manufacture cartridges to an OEM’s specifications, certify that the cartridges meet international safety standards, and distribute them on a global basis. If an OEM also desires to perform any of these functions, DMFCC is willing to work in partnership with the OEM. Rather than requiring a substantial fee and royalties to provide intellectual property protection, DMFCC will encourage the fuel cell manufacturers and OEMs to use a cartridge produced by DMFCC and its cartridge partners. Using this approach, which does not require upfront payment by the OEMs, DMFCC will share the market risk with the OEM and also will provide a valuable service by supplying cartridges to the marketplace. DMFCC will thus have the opportunity to derive revenue from the cartridge business which represents a substantial recurring revenue stream.
DMFCC intends to work cooperatively with all fuel cell and electronics manufacturers worldwide to allow them to bring their fuel cell products to market within a cost effective business model. DMFCC and its partners also plan to work with fuel cell manufacturers and OEMs to develop custom cartridges for their applications, ensure that these cartridges meet exacting technical, safety, and child resistance standards, and are available to consumers at an attractive price. Recognizing that each application may require a cartridge with a different size, shape, or feature, DMFCC intends to work in partnership with OEM customers to rapidly develop and patent custom disposable cartridges for their specific applications. DMFCC can also provide global cartridge distribution.

     Background Information on Fuel Cells and Fuel Cartridges
The IEC safety regulations, discussed below in the section on regulatory issues, specify that methanol (and other fuels) must be in a safe sealed container which is called the cartridge. The cartridge must not be refillable by the consumer because this may lead to damage to and overuse of the cartridge valve leading to potentially dangerous leaks. Disposable cartridges are consistent with the IEC safety regulations.
Low cost fuel cartridges are analogous to disposable alkaline batteries, but a cartridge containing 50 mL of methanol could power a laptop for five or more hours compared to 10 minutes if an alkaline battery were to be used. When a laptop is plugged into an electrical outlet, no methanol is consumed.
Direct methanol fuel cells, or DMFCs, are electrochemical devices that convert high energy density fuel (liquid methanol) directly to electricity. They operate silently, at relatively low temperatures and offer much longer operating time than today’s batteries. Unlike a battery, DMFCs do not need to be recharged. They can provide electricity continuously to the consumer electronic devices as long as oxygen and fuel are supplied to the fuel cell. To achieve this, DMFCs can be “hot-swapped” and instantly recharged with replacement methanol cartridges. Furthermore, this convenience eliminates the need for consumers to carry electrical cords or adapters.
The heart of a fuel cell consists of catalysts for the electrochemical reaction and a special piece of plastic that can conduct protons. The technical term for this special plastic is polymer electrolyte membrane or PEM. One PEM used in DMFCs today is Nafion™, produced by DuPont. Other PEMs are produced by companies such as Polyfuel, Inc. and Gore Fuel Cell Technologies. The most common catalysts used are PtRu alloy for the anode and Pt for the cathode.
In the fuel cell, the fuel is not burned, but rather is converted into electricity through an electrochemical process that splits methanol molecules into protons, electrons, and carbon dioxide at the anode and then combines these protons and electrons with oxygen at the cathode to produce water.
Methanol is being pursued as a fuel cell fuel by many companies because it is a liquid and therefore easy to store and transport. Methanol is inexpensive and readily available. It also has very high energy density, which means longer operating time.
VIASPACE Subsidiary — Arroyo Sciences, Inc.
Arroyo Sciences Inc. (“Arroyo”), a wholly owned subsidiary of VIASPACE, is developing products and services based on inference and sensor data fusion technology. Sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance. Arroyo is working on solutions for important and difficult problems, especially in the areas of national and commercial security and asset management. Arroyo’s sensor fusion application platform is expected to allow for the intelligent use of large volumes of real-time sensor data and enables an entirely new generation of applications that up until now were considered to be prohibitively expensive or intractable.
     Arroyo License Agreements from Caltech
Arroyo is building upon a cache of intellectual property developed at NASA/JPL and licensed from Caltech, as well as its own internal development efforts. This IP includes a commercialization license to a real-time inference engine (software platform) called SHINE (Spacecraft Health Inference Engine) that was originally developed and used by NASA/JPL for space flight operations. It is intended for systems in which inference speed, portability and reuse is of critical importance. SHINE embodies technology concepts in knowledge representation and data flow mapping that go well beyond traditional expert systems. SHINE can process over 200 million rules per second on desktop class computer processors and may deliver over 100X increase in inference speed over the best comparable commercial product. To our knowledge, SHINE is the only inference engine with an extremely small executable size which enables deployment in embedded systems, microcontrollers or other special purpose hardware devices. SHINE has the potential to help Arroyo deploy sophisticated knowledge bases and computational intelligence in hardware to deliver a new generation of surveillance and homeland and commercial security applications. Examples include embedded applications for on-board system diagnostics of machinery or large complex systems, or real-time policy engines applications running in conjunction with multiple sensors inputs such as surveillance or building management.
     Arroyo Applications
Arroyo is also investigating the development of an application platform for a real-time scanning system for isolating individuals such as a suicide bomber wearing or carrying camouflaged explosives. This standoff detection system leverages advances in high resolution infrared photodetectors and sensor processing, and utilizes Arroyo’s proprietary and patent pending scanning and pixel interpretation technology for complex “feature of interest” detection based on differential emissivity. The feature of interest in this case is a bomb concealed under clothing. Differential emissivity means that the feature of interest has a different infrared signature from human skin which is also under the clothing. Related applications may potentially utilize this technology to detect stolen items or other contraband that is concealed beneath a person’s clothing. The DEEPSCAN™ Standoff Detection System is designed for scenarios susceptible to threats of suicide bombers or human IED transports. In particular, the system may be useful for locations with high-volume human traffic requiring a number of security precautions, including airports, bus stations, subway entrances, stadiums, arenas, and convention centers. These situations have a high volume of human traffic that moves at a quick pace, making current screening solutions impractical and cumbersome. Methods such as x-ray examination, millimeter wave radar, mass spectrometry, and neutron spectrometry are only effective when deployed at a close proximity (generally less than five meters) and usually require a significant amount of cooperation by the subject. The detection of concealed explosives or contraband is at a standoff distance of greater than 100 feet or prior to entering a security checkpoint is highly desirable.
Arroyo’s strategy is to partner with leading defense contractors and OEMs in homeland and commercial security space to leverage customers, distribution channels and manufacturing. Arroyo’s business model focuses on those partnerships to generate contract revenue and royalties on products marketed by them. By leveraging the above mentioned core enabling technologies into a reusable sensor fusion platform, Arroyo plans to position itself as a technology leader and generate near-term and long-term revenues by exploiting business opportunities in the homeland and commercial security markets. Arroyo is currently in negotiations to partner with a large defense contractor work on a government sponsored proposal for demonstrating an advanced cargo security container system for trans-global maritime security. Since only approximately 2% of containers are inspected in the U.S. today, Arroyo’s efforts can contribute to overall security by intelligently deciding which containers pose risk and should be inspected.
VIASPACE Subsidiary — Ionfinity LLC
Ionfinity is a development stage company working on a next-generation mass spectrometry (“MS”) technology, which could significantly improve the application of MS for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security. The technology combines two inventions made at JPL—The Soft Ionization Membrane and the Rotating Field Mass Spectrometer. These technologies should enable the system to provide a 10x increase in sensitivity, a 10x increase in mass range and the ability to miniaturize the product to make it portable and low cost. Currently this technology is under development and significant development risks remain. Ionfinity has licensed one patent from Caltech and is an assignee of five patents in this technological field. It also has a cross license for another Caltech patent.
The Ionfinity system is designed to allow high sensitivity and specificity in a portable system – a rolling suitcase in the near term and a shoebox or smaller size in the future. With its projected ruggedness, low power consumption and cost, the system could be deployed in many applications where monitoring of air, water or other substances is required.
Currently, Ionfinity has two development contracts with the United States Navy and United States Air Force which made up approximately 82% of its revenues in 2005. During 2005, Ionfinity also recorded revenues from NASA/JPL in the amount of $65,000, or 15% of its revenue, related to a contract to improve a soft ionization membrane (“SIM”) device design. The goal of the Navy contract is the development and demonstration of a miniature and portable instrument to measure weapons of mass destruction and industrial chemicals in water and air. The instrument’s small size may make it suitable for future modification and integration into other Navy systems. The contract expires on July 6, 2006. There exist two additional options totaling $205,651 that could be exercised by the Navy. The goal of the Air Force contract is for Ionfinity with its partners including JPL, to develop and demonstrate an innovative nano-propulsion system that incorporates a machined electrostation ion generator that provides direct and complete ionization of propellant gas, the efficient acceleration of ions, a micromachined neutralizing mechanism that prevents spacecraft charging, a compact efficient high voltage power supply, and a micromachined multi-wafer ion engine. The Air Force contract had a base value of $175,000 and a $174,958 option by the Air Force. The option was exercised by the Air Force in March 2005 and has a period of performance through August 31, 2006.
VIASPACE Subsidiary — eCARmerce, Inc.
eCARmerce is a company that holds four patents and several patent applications in the areas of interactive radio technology. The Company is exploring possible licensing opportunities for these intellectual properties.
VIASPACE Subsidiary — Concentric Water Technology LLC
Concentric Water plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The company does not have active operations.
Critical accounting policies and estimates
The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”); suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements”.
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
Competition
DMFCC faces two types of competition. First, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFC industry. The overall direct methanol fuel cell industry faces competition from other types of fuel cells.
BIC Corporation in France and the US and Tokai Corporation in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. In addition, DMFCC is potentially in competition with every company making direct methanol fuel cells (“DMFCs”). These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matshusita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. However, the Company’s strategy is to leverage its intellectual property in an attempt to partner with these types of companies in the cartridge business rather than compete directly with them.
Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties besides DMFCC: DTI Energy, Inc. (“DTI”) based in Los Angeles, CA was licensed in 1993 and Ballard Power Systems, Inc. (“Ballard”) based in Vancouver British Columbia, Canada was licensed in 1999. DMFCC on August 17, 2005, exercised an option granted to it on January 17, 2003 by Caltech for additional DMFC patents and patent applications and is in the process of finalizing the terms and conditions of a corresponding license agreement. A more detailed discussion of intellectual property is given in the Intellectual Property section below. Ballard and DTI could potentially compete with the Company in its core strategy. DTI has held the license with the right to sublicense since 1993, but has issued no sublicenses to date. DTI’s strategy is unknown to the Company. The Company believes that its expertise in cartridge design, safety certification and manufacturing will be a significant differentiator in the market place. The Company believes Ballard is not currently pursuing direct methanol fuel cells.
The overall direct methanol fuel cell industry faces competition from other technologies such as potentially improved batteries and fuel cells using other fuels such as hydrogen, borohydrides, ethanol, biofuels, formic acid and butane. Hydrogen and borohydride fuels were not approved for use in the passenger compartment of airplanes by the ICAO Dangerous Goods Panel in 2005, ethanol fuel cells have limited efficiency, and biofuels are not yet ready for commercial application. At least one company, Tekion, Inc. is pursuing a formic acid fuel cell. The Caltech patents also cover formic acid. Another company, Lillipution Systems Inc., is pursuing a butane fuel cell that operates at temperatures in excess of 700° C.
Medis Technologies Ltd. is believed to be pursuing fuel cells powered by borohydrides that decompose into hydrogen. The Medis product is believed to be a disposable fuel cell/cartridge combination suitable for providing power to cell phones and other small devices, but without sufficient power for laptops or DVD players. The Medis system using borohydride was presented to the ICAO Dangerous Goods Panel, but was not approved when methanol, formic acid and butane were approved. MTI has a fuel cell powered RFID reader product on the market. The current MTI fuel cell product is believed to produce low-power and is not suitable for laptop computers.
Arroyo Sciences competes with companies such as Gensym Corporation and other traditional expert system vendors along with other potential niche solution suppliers who develop special purpose hardware for sensor fusion in defense and security applications. We believe that Arroyo differentiates itself by being a software-based solution that can be used on standard microprocessors and also embedded into microcontrollers and similar microelectronics. Large defense and security system integrators, such as L3 Communications Systems, Northrop-Grumman, General Dynamics, and Lockheed-Martin may compete with the Company, but as a matter of practicality, these Companies are more likely to be customers of Arroyo as they typically acquire this type of technology rather than develop it internally.
The Ionfinity technology is patented and to our knowledge is unique. The competiting technologies to the soft ionization membrane approach are the standard ionization techniques such as electron filament ionization, electrospray, and other approaches.
Our markets are highly competitive and many of our competitors have greater resources and better name recognition than we do. It is out intention to compete primarily leveraging our intellectual properties rights and our unique product value adds.
Regulatory Issues
The entire portable/micro fuel cell industry, including DMFCC, is subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to the methanol fuel cells and cartridges. All fuel cells and cartridges are currently prohibited on-board commercial air flights. In 2005, the International Civil Aviation Organization’s Dangerous Goods Panel (“ICAO DGP”) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action has been submitted for comment to all ICAO members and will be considered for final adoption by the 36-member ICAO Council.If formally adopted, the regulation will go into effect on January 1, 2007, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. In addition to their participation in ICAO, some countries such as the U.S. have additional national aviation authorities. In the U.S., this is the Federal Aviation Administration or FAA. These national authorities must approve the ICAO Technical Instructions as well.
The International Electrotechnical Commission (“IEC”), the electrical counterpart of the International Standards Organization (ISO) and international committee of which DMFCC is a member, developed safety standards for fuel cells and fuel cartridges. The IEC document PAS 62282 – 6 – 1 Micro Fuel Cells – Safety was published in February 2006. This document covers small low power “micro” fuel cell systems and fuel cartridges that can easily be carried by hand. The document covers methanol, hydrogen, formic acid, borohydrides and butane. Broadly speaking, the IEC safety standards require the following potential dangers to be mitigated: fire, explosion, leakage, harmful emissions, ignition sources and corrosion. Extensive and detailed safety tests are required.
The ICAO DGP specified that micro fuel cell cartridges and systems will be added to the exceptions allowed to be carried by passengers and crew subject to the following conditions:
•	Fuel cell cartridges may only contain liquids (including methanol, formic acid and butane)

•	Fuel cell cartridges must comply with IEC PAS 62282 – 6 – 1 Micro Fuel Cells – Safety (as defined above)

•	Fuel cell cartridges must not be refillable by the user. Refueling of fuel cell systems is not permitted except that the installation of a spare cartridge is allowed. Fuel cartridges which are used to refill fuel cell systems but which are not designed or intended to remain installed (fuel cell refills) are not permitted to be carried.

•	The maximum quantity of fuel in any fuel cell cartridge may not to exceed: for liquids 200 mL; for liquefied gases 120 mL for nonmetallic fuel cell cartridges and 200 mL for metal fuel cell cartridges

•	No more than two spare fuel cell cartridges may be carried by a passenger

•	Fuel cell systems containing fuel and fuel cartridges including spare cartridges are permitted in carry-on baggage only

•	Fuel cell systems whose sole function is to charge a battery in the device are not permitted

•	Fuel cell systems must be of a type that will not charge batteries when the portable electronic device is not in use and must be durably marked “Approved for Carriage in Aircraft Cabin Only”
Although the IEC safety regulations cover a broad range of fuels, the ICAO DGP approved only methanol, formic acid and butane.
Intellectual Property
DMFCC has licensed approximately 50 issued and 50 pending Caltech worldwide patents to fuel cell technology. DMFCC also has an option for an exclusive license for additional 6 issued and 13 pending fuel cell patents from Caltech that we believe will enhance our market position. DMFCC believes that these patent rights are needed by many fuel cell manufacturers and OEMs in order to bring their fuel cell based products to market. Caltech patents have been issued in the US, Korea, Australia, Brazil, Israel, Canada, Japan, China and Europe. Additional patents are pending in these countries. The Caltech patents were issued for the 1997-2004 and expire in 2014-2021. DMFCC has also filed seven patent applications on fuel cartridge technology that are worldwide.
The Caltech patent portfolio includes claims on the use of a polymer electrolyte membrane or PEM in a direct hydrocarbon (including methanol) fuel cell, the types of catalysts, construction of the anodes, cathodes, and membrane electrode assemblies (MEAs), as well as alternative membranes. Other claims address water recovery, methanol sensors and filters, monopolar geometry, aerosol feed fuel cells, and electrolysis of methanol to produce hydrogen.

The Caltech intellectual property falls into three categories:

1.	1993 era technology including approximately 36 issued patents and 41 pending patents worldwide including claims on aqueous liquid feed organic fuel cells using solid polymer electrolyte membranes, manufacture and operations of these fuel cells, electrodes, alternative membranes, membrane electrode assemblies, water recovery and other subjects.

DMFCC can make, have made, use, sell, assemble, manufacture, develop, operate, market, lease, offer for sale, distribute, service and import direct methanol fuel cells and components covered by these patents. DMFCC cannot sublicense these patents. Only DTI can sublicense these patents. However, DMFCC may provide patent protection to third parties using its “have made” and “import” rights.

The “have made” right is the right of a Patent Licensee to have a Licensed product manufactured by a third-party for sale by the Licensee. Any third party that is manufacturing direct methanol fuel cells for DMFCC is not infringing the Caltech patents because DMFCC is a Caltech Patent Licensee, and the manufacturer is thus protected by the DMFCC license.

The “import” right is the right of a Patent Licensee or its agents to bring products into the US (or another country where the patent has issued) that infringe Licensed Patents or that were made by a process that would otherwise infringe a Licensed Patent if manufactured in the US. Therefore DMFCC can work as an importer of fuel cells. Since DMFCC is a Caltech Licensee, the fuel cells imported by DMFCC would not be infringing the Caltech patents.

As a Caltech Patent Licensee, DMFCC may sell direct methanol fuel cells. A third-party OEM purchasing fuel cells from DMFCC would not be infringing because the purchase is from a licensed source. Any subsequent purchaser of the fuel cell or a product incorporating the fuel cell would not be infringing as well.

If the “have made” and “import” rights are used properly, DMFCC can provide patent protection for both fuel cell manufacturers and OEMs.
2.	1994-1998 era technology including approximately 14 issued patents and 9 pending patents worldwide including claims on fabrication and deposition of catalysts on membranes, methanol sensors, membrane electrode assemblies, water handling, lightweight components, catalyst materials, a hydrogen generation by electrolysis of organic water solutions, and other subjects.

DMFCC can sublicense these patents worldwide. The DMFCC license is exclusive, except for the rights granted to DTI. DTI and DTI sublicensees only have the right to use these patents bundled with the 1993 era patents. DTI does not have the right to sublicense these patents
3.	1999-2005 era technology including approximately 6 issued patents and 13 pending patents worldwide including claims on reduced fuel cell size for portable applications, aerosol feed, novel polymer electrolyte membranes, monopolar miniature fuel cell, and other subjects.

DMFCC is in the process of exercising its option for an exclusive license for these remaining Caltech patents on direct methanol fuel cell technology. DMFCC can sublicense these patents. DTI and its sublicensees and Ballard have no rights to these patents
A list of all of these patents is available from the Company.
Arroyo has three nonexclusive licenses from Caltech for SHINE (Spacecraft Health Inference Engine), a high-speed symbolic inference engine; for U-Hunter, a new fractal encoding for buried unexploded ordnance detection using electromagnetic and magnetic geophysical sensors; and for MUDSS (Mobile Underwater Debris Survey System), a method to developed to locate and identify underwater unexploded ordnance. Arroyo Sciences also has a license to software code related to a universal syntactic translator and format interchange, an interactive data management console, and a ultra-scalable dynamic pricing engine. On March 15, 2006, VIASPACE entered an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to SHINE that will enable Arroyo Sciences to exclusively pursue SHINE commercialization and development activities in broad market opportunities and applications.
Ionfinity has five issued patents and two patent applications in the fields of soft ionization device and applications related to its development of improved mass spectrometer technology. Ionfinity has also licensed one patent from Caltech relating to a soft ionization membrane being used as an ion source for a rotating field mass spectrometer. Ionfinity also has a cross license agreement with patent rights in the soft ionization device field, with a commercial company.
eCARmerce has four issued patents and on patent application in the areas of interactive radio technology.
Employees
The Company currently has 16 employees including 15 full-time employees as of March 28, 2006. The Company also has 14 consultants as of March 28, 2006.
Risk Factors Which May Affect Future Results
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.
Risks Related To Our Business
We have incurred losses and anticipate continued losses.
Our net loss for the twelve months ended December 31, 2005 was $2,311,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
We operate in a changing and unpredictable regulatory environment.
As our technologies develop, we will be subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to the methanol fuel cells and cartridges being developed by our subsidiary, DMFCC. All fuel cells and cartridges are currently prohibited on-board commercial air flights. In 2005, the International Civil Aviation Organization’s Dangerous Goods Panel (“ICAO DGP”) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action has been submitted for comment to all ICAO members and will be considered for final adoption by the 36-member ICAO Council. If formally adopted, the regulation will go into effect on January 1, 2007, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. In addition to their participation in ICAO, some countries such as the U.S. have additional national aviation authorities. In the U.S., this is the Federal Aviation Administration or FAA. These national authorities must approve the ICAO Technical Instructions as well. If the regulation is eventually not adopted, this could negatively impact our business, results of operation and financial condition.

Our success depends upon market acceptance of our technologies and product development.
The markets for our technologies are either new or non-existent at the present time including direct methanol fuel cell cartridges. Our success will depend upon the market acceptance of our various products and services. This acceptance may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.
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
We operate in a competitive market
Our subsidiary, DMFCC faces two types of competition. First, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFCC industry. The overall direct methanol fuel cell industry faces competition from other types of fuel cells. BIC Corporation in France and the US and Tokai Corporation in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. Therefore, DMFCC is potentially in competition with every company making direct methanol fuel cells. These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matshusita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. Additionally, Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties: DTI Energy, Inc. based in Los Angeles, CA was licensed in 1993 and Ballard Power Systems, Inc. based in Vancouver British Columbia, Canada was licensed in 1999. These entities could potentially compete with DMFCC in its core strategy. Further, the overall direct methanol fuel cell industry faces competition from other technologies such as potentially improved batteries and fuel cells using other fuels such as hydrogen, borohydrides, ethanol, biofuels, formic acid and butane. Hydrogen and borohydride fuels were not approved for use in the passenger compartment of airplanes by the ICAO Dangerous Goods Panel in 2005, ethanol fuel cells have limited efficiency, and biofuels are not yet ready for commercial application. At least one company, Tekion, Inc. is pursuing a formic acid fuel cell. The Caltech patents also cover formic acid. Another company, Lillipution Systems Inc., is pursuing a butane fuel cell that operates at temperatures in excess of 700° C. Medis Technologies Ltd. is believed to be pursuing fuel cells powered by borohydrides that decompose into hydrogen.
Arroyo Sciences competes with companies such as Gensym Corporation and other traditional expert system vendors along with other potential niche solution suppliers who develop special purpose hardware for sensor fusion in defense and security applications. We believe that Arroyo differentiates itself by being a software-based solution that can be used on standard microprocessors and also embedded into microcontrollers and similar microelectronics. Large defense and security system integrators with greater resources than the Company, such as L3 Communications Systems, Northrop-Grumman, General Dynamics, and Lockheed-Martin may compete with the Company.
The competing technologies to the Ionfinity soft ionization membrane approach are the standard ionization techniques such as electron filament ionization, electrospray, and other approaches.
Our markets are highly competitive and many of our competitors have greater resources and better name recognition than we do. These resources could allow those competitors to develop and market products more effectively than the Company, which could adversely affect our future revenues and business.
Due to uncertainties in our business, the capital on hand may not be sufficient to fund our operations until we achieve positive cash flow.
We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Our future research and development efforts, in particular, are expected to include development of additional products and services, which will require additional funds. We anticipate that expenditures on research and development will increase as we continue to develop and commercialize our technologies.
The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:
•	progress of our research and development efforts;

•	competing technological and market developments;

•	commercialization of products currently under development by us and our competitors; and

•	market acceptance and demand for our products and services.
The cost of developing our technologies may require financial resources greater than we currently have available. Therefore, in order to successfully complete development of our technologies, we may be required to obtain additional financing. We cannot assure you that additional financing will be available if needed or on terms acceptable to us. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products and services or eliminate some or all of our development activities. We may also reduce our marketing or other resources devoted to our products and services. Any of these options could reduce our sales growth and result in continued net losses.
If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Our key personnel include Dr. Carl Kukkonen, Chief Executive Officer and Amjad Abdallat, Vice President/COO.
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
If we fail to comply with our obligations in our intellectual property licenses with Caltech and USC, we could lose license rights that are important to our business.
We are a party to a number of license agreements that are material to our business. We may enter into additional technology licenses in the future. Our existing licenses impose and future licenses may impose various minimum royalty commitments, other royalties and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensors. We cannot assure you that we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. Termination of the licenses could have a material adverse effect on our business, operating results and financial condition.

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
The Company has 400,000,000 authorized shares of common stock, of which 291,649,286 were issued and outstanding as of March 30, 2006. Of these issued and outstanding shares, 206,100,477 shares (70.7% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders. These shares are currently restricted, but will become available for sale in the future, subject to volume and manner of sale restrictions under Rule 144 of the Securities Act of 1933. Some of the restrictions associated with these shares will expire June 22, 2006.
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
Our executive officers, directors and principal shareholders own 70.7% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.
Our executive officers, directors and principal shareholders hold, in the aggregate, 70.7% of our outstanding shares. Accordingly, in the event that all or some of these shareholders decide to act in concert, they can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.
Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.
Our common stock is currently traded on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) and is considered a “penny stock.” The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Small Cap Market.
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
Other Matters
On January 19, 2006, DMFCC exercised an existing option it had with Caltech and USC whereby the Company issued to Caltech and USC common shares in DMFCC in exchange for licenses to approximately 50 issued and 50 pending fuel cell technology patents. After the issuance of these shares, the Company’s ownership in DMFCC is 72%.
We were contacted informally by the Pacific Regional Office of the Securities Exchange Commission (the “SEC”) in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any entity, security or person. We intend to cooperate fully with this inquiry.
ITEM 2. DESCRIPTION OF PROPERTY
Our headquarters consists of approximately 1,832 square feet of office and laboratory space at 2400 Lincoln Ave., Altadena, California 91001. Total rent expense for all locations for the year ended December 31, 2005 was approximately $30,000. The Company entered into a new lease agreement on January 24, 2006 and will relocate its office and laboratory approximately May 1, 2006. The new offices consist of approximately 5,104 useable square feet and 5,880 rental square feet, and are located at 171 North Altadena Drive, Pasadena, California 91107. The base rent during the first year of the five-year lease agreement is $10,584 per month.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following resolution was approved on February 13, 2006 by written consent in lieu of a special meeting of shareholders representing 69.93% of the issued and outstanding common share capital of the company in accordance with the Company’s bylaws:
a.	The 2006 Non-Employee Director Option Plan was approved and replaced the 2005 Non- Option Plan that was a part of the previously approved 2005 Stock Incentive Plan.

The following resolution was approved on March 21, 2006 by written consent in lieu of a special meeting of shareholders representing 70.3% of the issued and outstanding common share capital of the company in accordance with the Company’s bylaws:
b.	The Company amended the Stock Option Agreement between the Company and SNK Capital Trust entered into as of June 15, 2005,

c.	The Company entered into a Stock Settlement Agreement with a majority of the former members of ViaSpace Technologies LLC and amended the Agreement and Plan of Merger by and among ViaSpace Technologies LLC, Robert Hoegler, and Global-Wide Publication Ltd. dated June 15, 2005, in regards to Held Shares.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Prices
The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “VSPC.OB” since June 22, 2005. Prior to June 22, 2005, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “GWPL.OB”. The first day of trading for the Company’s common stock was June 4, 2004.
The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board.

Quarterly period	High		Low
Fiscal year ended December 31, 2004:
June 4, 2004 to June 30, 2004	$	*	$	*
Third Quarter	$	*	$	*
Fourth Quarter	$	*	$	*
Fiscal year ended December 31, 2005:
First Quarter		$0.04		$0.04
Second Quarter		$3.33		$0.50
Third Quarter		$5.30		$2.45
Fourth Quarter		$3.65		$0.85

*	There were no trading activities of shares in our common stock during this period.
Holders
As of March 27, 2006, there were approximately 31 shareholders of record of the Company’s Common Stock.
Dividends
We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. There are no restrictions in our articles or incorporation or bylaws that prevent us from declaring dividends in the future. Our future dividend policy will be examined periodically by our board of directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders for VIASPACE	2,485,000	$3.10	26,515,000
Equity compensation plans approved by security holders for DMFCC	1,631,000	$0.02	369,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,116,000	$1.88	26,884,000

Our current stock option plans (the “Plans”) are explained in detail in Note 9 to the consolidated financial statements of the Company and provide for the grant of incentive stock options or non-qualified stock options to the Company’s employees, officers, directors or consultants. VIASPACE and DMFCC each have separate stock option plans.
The Compensation Committee of our board of directors administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VIASPACE Inc. 2005 Stock Incentive Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant for incentive stock options (110% of the fair market value on the date of the grant for employees that own 10% or more of Company stock). In the case of non-qualified stock options, the exercise price shall not be less than 85% of fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over four years for employees and one year for non-employee directors. The vesting period for consultant options varies.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical accounting policies and estimates
The SEC recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”); suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements”.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:
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
Fiscal Year 2005 Compared to Fiscal Year 2004
Results From Operations
Revenues
Revenues were $432,000 and $288,000 for the years ended December 31, 2005 and 2004, respectively. The increase in revenues is primarily due to additional billings by Ionfinity to the Navy and Air Force on two Phase II SBIR contracts as compared with the same period in the prior year, as well as contract billings to Caltech/Jet Propulsion Laboratory during 2005. In addition, Ionfinity recognized $11,667 in revenues on a commercial contract during 2005 as compared with zero for the same period in 2004.
Cost of Sales
Cost of sales was $355,000 and $203,000 for the years ended December 31, 2005 and 2004, respectively. The increase in cost of sales is primarily due to additional payroll costs and subcontractor and consultant costs being incurred on Ionfinity’s Air Force and Navy contracts during 2005 as compared with the same period in 2004.
Research and Development
Research and development expenses were $630,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively. The increase of $588,000 in research and development expenses results primarily from increases in consulting and subcontract expenses incurred by DMFCC and Arroyo. We expect research and development expenses will continue to increase in the future at DMFCC and Arroyo as these companies develop a commercialized product. Furthermore, as additional technologies are acquired and developed by the Company, we anticipate that research and development expenses will increase as commercialization of these technologies begins to take place.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,778,000 and $275,000 for the years ended December 31, 2005 and 2004, respectively. The increase of $1,503,000 is primarily due to payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses. We expect selling, general and administrative expenses will increase in the future as we expand our business.

Other Income (Expense), Net
Other income (expense), net was $81,000 for the year ended December 31, 2005 and $12,000 for the same period in 2004, a difference of $69,000. During the year ended December 31, 2005, the Company recorded increased interest income of approximately $66,000 due to the Company maintaining higher cash balances than the same period in the prior year. In addition, the Company recorded $25,000 during 2005 as other income due to a payment to DMFCC by a cartridge manufacturing partner upon the signing of the agreement between the two parties.
Liquidity and Capital Resources
Net cash used in operating activities was $1,799,000 and $199,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company incurred a net loss of $2,311,000 related to higher research and development costs in payroll related costs, consultant expenses and subcontractor costs in order to create, expand and develop the Company’s products. In addition we have incurred higher selling, general and administrative expenses in payroll related expenses, consulting fees, legal and professional expenses and travel expenses.
Net cash provided by financing activities during 2005 was positive $2,020,000. This is primarily due to a $2,000,000 investment by SNK Capital Trust (“SNK”) in the Company. Of this investment, $1,000,000 was made in ViaSpace LLC, prior to the Merger (as discussed in Note 1 to the Consolidated Financial Statements). An additional $1,000,000 was received in 2005 (as discussed in Note 10 to the Consolidated Financial Statements) as SNK exercised stock options to buy shares of common stock in the Company. On February 21, 2006, SNK made an investment of $1,000,000 in the Company for the purpose of exercising an additional stock option to buy shares of common stock in the Company. However, the investment was received after the scheduled payment date of February 15, 2006. The Board of Directors of the Company approved acceptance of this investment on March 21, 2006, and 3,571,357 of additional shares of common stock of the Company were issued to SNK effective March 21, 2006. On March 30, 2006, SNK made an investment of $1,000,020 in the Company for the purpose of exercising an additional stock option to buy shares of common stock in the Company. As of March 30, 2006, the SNK stock option has been fully exercised and no additional stock options remain for SNK.
We have incurred substantial losses during the year ended; however we have adequate financial resources for the next twelve months of operations through December 31, 2006. There is no assurance that the Company will be able to raise any other additional capital, if needed through the issuance of additional equity through private or public offerings.
ITEM 7. FINANCIAL STATEMENTS
See the Company’s audited financial statements on pages F-1 through F-22.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On September 7, 2005, a resolution was adopted by unanimous written consent of the Company’s Board of Directors dismissing Amisano Hanson, Chartered Accountants (“Amisano”) as the Company’s independent accountant. None of Amisano’s reports on the Company’s financial statements for the fiscal years ended September 30, 2003 and September 30, 2004, contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports were qualified as to the Company’s ability to continue as a going concern. During the fiscal years ended September 30, 2003 and September 30, 2004 and through the date of Amisano’s dismissal, there were no disagreements between the Company and Amisano on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Amisano’s satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its reports, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
On September 7, 2005, a resolution was adopted by unanimous written consent of the Company’s Board of Directors appointing Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) as the Company’s new independent accountant. Prior to the engagement of SLGG, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or regarding the type of audit opinion that might be rendered on the Company’s financial statements and no oral or written advice was provided by SLGG that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. The Company also did not consult with SLGG regarding any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.
A Form 8-K was filed by the Company on September 15, 2005 regarding the change in independent accountants.
ITEM 8A. CONTROLS AND PROCEDURES
Disclosure controls and procedures. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.
At the end of the period covered by this report and at the end of each fiscal quarter therein, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2006. Although the Company is working to comply with these requirements, the Company has only 16 employees. The Company’s small number of employees is expected to make compliance with Section 404 — especially with segregation of duty control requirements — very difficult and cost ineffective, if not impossible. While the SEC had indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding our directors and executive officers is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).
ITEM 10. EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and executive officers is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding the ownership of our common stock by certain persons is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding relationships or transactions between our affiliates and us is to be incorporated by reference from the Company’s 2006 Proxy Statement, which is to be filed with the Securities and Exchange Commission not later than April 30, 2006 (120 days after the end of the fiscal year covered by this Form 10-KSB).

ITEM 13. EXHIBITS

Exhibit
Number		Description of Exhibit

2.1
Share Purchase Agreement dated August 29, 2003 between Marco Polo World News Inc., Rino Vultaggio and Global-Wide Publication Ltd. (incorporated herein by reference to Exhibit 4.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

2.2
Agreement and Plan of Merger Among ViaSpace Technologies LLC, Robert Hoegler and Global-Wide Publication Ltd. dated June 15, 2005 (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on June 20, 2005).

2.3
Stock Option Agreement between Global-Wide Publication Ltd., ViaSpace Technologies LLC, and SNK Capital Trust dated June 15, 2005 (incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K filed on June 20, 2005).

2.4		Acquisition Agreement between Global-Wide Publication Ltd. and Rino Vultaggio dated May 19, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on June 23, 2005).

2.5		Share Purchase Agreement between Global-Wide Publication Ltd. and Robert Hoegler dated May 19, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on June 23, 2005).

3.1	(i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

3.2	(i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).

3.3	(i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

3.4	(i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

3.5	(i)
Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

3.1 (ii)		Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

10.1
Employment Agreement dated October 14, 2004 between Direct Methanol Fuel Cell Corporation and Dr. Carl Kukkonen (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).

10.2		Consulting Agreement between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 22, 2005).

10.3		Warrant No. 1 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 22, 2005).

10.4		Warrant No. 2 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 22, 2005).

10.5		Warrant No. 3 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on August 22, 2005)

Exhibit
Number	Description of Exhibit

10.6
Direct Methanol Fuel Cell Corporation 2002 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.7	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).

10.8	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).

10.9	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).

10.10
Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).

10.11
2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).

10.12
Stock Purchase Agreement between VIASPACE Inc. and California Institute of Technology dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).

10.13	*Confidential License Agreement By and Among University of Southern California, California Institute of Technology and Direct Methanol Fuel Cell Corporation dated January 19, 2006.

10.14	*Confidential Non-Exclusive License Agreement By and Among University of Southern California, California Institute of Technology and Direct Methanol Fuel Cell Corporation dated January 19, 2006.

10.15	VIASPACE Inc. Amended Option Agreement with SNK Capital Trust dated March 21, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 22, 2006).

10.16	VIASPACE Inc. Stock Purchase Agreement with SNK Capital Trust dated March 21, 2006 (incorporated by reference Exhibit 10.2 of the Company’s Form 8-K filed on March 22, 2006).

10.17
VIASPACE Inc. Stock Settlement Agreement dated March 21, 2006 with members of ViaSpace Technologies LLC dated March 21, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 22, 2006).

14.1
VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

21	List of subsidiaries of Company.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	We are seeking confidential treatment for the redacted portions of this agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
As explained in Item 7, the Company changed independent accountant firms in 2005 from Amisano Hanson, Chartered Accounts to Singer Lewak Greenbaum & Goldstein LLP. In addition, Jaspers + Hall, PC performed independent accounting services for ViaSpace Technologies LLC prior to its merger with the Company and performed an audit of the financial statements of ViaSpace Technologies LLC for 2004 and 2003. The aggregate fees billed by these independent accounting firms to the Company for the last two fiscal years are shown below:

	Years Ended December 31,
	2005	2004
Audit Fees	$56,435	$17,250
Audit-Related Fees	1,508	—
Tax Fees	500	—
All Other Fees	—	—

	$58,443	$17,250

Signatures
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE INC. (Registrant)

Date: March 30, 2006	By:	/s/ CARL KUKKONEN Name: Carl Kukkonen
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2006	By:	/s/ STEPHEN J. MUZI Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN Carl Kukkonen	Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ STEPHEN J. MUZI Stephen J. Muzi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ AMJAD S. ABDALLAT Amjad S. Abdallat	Director	March 30, 2006

Sandeep Gulati	Director

/s/ JOEL BALBIEN Joel Balbien	Director	March 30, 2006

/s/ AARON LEVY Aaron Levy	Director	March 27, 2006

/s/ JOHN N. HATSOPOULOS John N. Hatsopoulos	Director	March 30, 2006

/s/ GENERAL WESLEY K. CLARK General Wesley K. Clark	Director	March 30, 2006

ITEM 7. FINANCIAL STATEMENTS
VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
VIASPACE Inc.
Altadena, California
We have audited the consolidated balance sheet of VIASPACE Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN
SINGER LEWAK GREENBAUM & GOLDSTEIN
Los Angeles, California
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
ViaSpace Technologies, LLC
Altadena, California
We have audited the accompanying consolidated balance sheets of ViaSpace Technologies, LLC as of December 31, 2004 and 2003, and the related consolidated statements of operations, consolidated members’ equity, and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The financial statements for the year ended December 31, 2000, were audited by other accountants, whose report dated March, 2001, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViaSpace Technologies, LLC as of December 31, 2004 and 2003, and the results of its’ operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
/s/ JASPERS + HALL, PC
Jaspers + Hall, PC
Denver, Colorado
August 8, 2005

VIASPACE INC.
CONSOLIDATED BALANCE SHEET

December 31,
2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,130,000
Accounts receivable, net of allowance for doubtful accounts of zero	71,000
Prepaid expenses and other assets	53,000

TOTAL CURRENT ASSETS	2,254,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $67,000	21,000

OTHER ASSETS	40,000

TOTAL ASSETS	$2,315,000

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED BALANCE SHEET
(Continued)

December 31,
2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$186,000
Accrued expenses	277,000
Unearned revenue	100,000
Current portion of long-term debt	27,000
Due to related party	20,000

TOTAL CURRENT LIABILITIES	610,000

LONG-TERM DEBT, net of current portion	100,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000
Common Shareholder Minority Interest	51,000

551,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—
Common stock, $0.001 par value, 400,000,000 shares authorized, 284,506,430 issued and outstanding	285,000
Additional paid in capital	2,200,000
Accumulated deficit	(1,431,000)

Total stockholders’ equity	1,054,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,315,000

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
REVENUES
Government contracts	$421,000		$288,000
Other contracts	11,000		—

Total revenues	432,000		288,000
COST OF SALES	355,000		203,000

GROSS PROFIT	77,000		85,000
OPERATING EXPENSES
Research and development	630,000		42,000
Selling, general and administrative expenses	1,778,000		275,000

Total operating expenses	2,408,000		317,000

LOSS FROM OPERATIONS	(2,331,000)		(232,000)
Interest income and other, net	81,000		12,000

LOSS BEFORE MINORITY INTEREST	(2,250,000)		(220,000)
Minority interest in consolidated subsidiaries	(61,000)		11,000

NET LOSS	$(2,311,000)		$(209,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST—Basic and diluted	$(0.01)	$	*
Minority interest in consolidated subsidiaries	*		*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	282,246,000		152,953,429

*	Less than $0.01 per common share.
See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2003	108,000,000	$108,000	$(1,790,000)	$1,089,000	$(593,000)
Investment by SNK Capital Trust	39,690,000	40,000	1,460,000		1,500,000
Conversion of debt to equity	5,263,000	5,000	436,000		441,000
Capital contribution			10,000		10,000
Net loss				(209,000)	(209,000)

BALANCE, DECEMBER 31, 2004	152,953,000	$153,000	$116,000	$880,000	$1,149,000
Investment by SNK Capital Trust	10,800,000	11,000	989,000		1,000,000
Shares issued for acquisition of Arroyo Sciences, Inc.	60,843,000	61,000	(61,000)		—
Membership interest to Caltech	2,204,000	2,000	(2,000)		—
Pre-existing post-split shares of Global-Wide Publication Ltd.	54,000,000	54,000	(118,000)		(64,000)

BALANCE, JUNE 22, 2005 — Reverse Merger	280,800,000	$281,000	$924,000	$880,000	$2,085,000
Exercise of options by SNK Capital Trust	3,571,000	4,000	996,000		1,000,000
Common stock issued in exchange for common shares in subsidiaries	135,000				—
Stock compensation expense related to warrants			247,000		247,000
Stock compensation expense related to stock options			33,000		33,000
Net loss				(2,311,000)	(2,311,000)

BALANCE, DECEMBER 31, 2005	284,506,000	$285,000	$2,200,000	$(1,431,000)	$1,054,000
See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,311,000)	$(209,000)
Depreciation and amortization	15,000	36,000
Stock compensation expense	280,000	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	294,000	(365,000)
Prepaid expenses	(53,000)	9,000
Other assets	—	(24,000)
Accounts payable	(215,000)	346,000
Unearned revenue	(4,000)	20,000
Accrued expenses and other	64,000	23,000
Related party payable	8,000	—
Minority interest	59,000	(11,000)

Net cash used in operating activities	(1,863,000)	(175,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(24,000)	—
Purchase of intellectual property	(20,000)	—
Purchase of Arroyo Sciences, Inc., net of cash and cash equivalents	148,000	—

Net cash provided by investing activities	104,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment by SNK Capital Trust	1,000,000	1,500,000
Exercise of stock options by SNK Capital Trust	1,000,000	—
Proceeds from sale of stock in subsidiaries	—	510,000
Borrowings on bank notes payable	—	12,000
Payments on long-term debt	(19,000)	(4,000)
Reverse merger adjustment	(25,000)

Net cash provided by financing activities	1,956,000	2,018,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	197,000	1,843,000
CASH AND CASH EQUIVALENTS, Beginning of period	1,933,000	90,000

CASH AND CASH EQUIVALENTS, End of period	$2,130,000	$1,933,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of Arroyo Sciences, Inc.
Cash purchase price	$—
Working capital acquired, net of cash and cash equivalents of $118,758	(98,000)
Long-term loan assumed	(50,000)

	$(148,000)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,000	$22,000
Income taxes	$—	$—
See accompanying notes to consolidated financial statements

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background and Merger
VIASPACE Inc. (the “Company” or “VIASPACE”), formerly known as Global-Wide Publication Ltd., (“GW”), was incorporated in the state of Nevada on July 14, 2003
Pursuant to an Agreement dated August 29, 2003, on September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that produces, publishes and distributes a weekly ethnic language newspaper called I1 Marco Polo Italian Weekly, in consideration of 2,100,000 restricted shares of its common stock issued to MPW’s sole shareholder, Rino Vultaggio, who became a director and officer of GW. As a result of the transaction, MPW became a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies were merged.
Effective June 22, 2005, the Company acquired ViaSpace Technologies LLC (“ViaSpace LLC”) via a reverse merger of ViaSpace LLC with and into the Company (the “Merger”). ViaSpace LLC was founded in July 1998 with the objective of transforming proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions that solve today’s complex problems, VIASPACE benefits from important patent and software licenses from California Institute of Technology (“Caltech”), which manages NASA’s Jet Propulsion Laboratory, and from relationships with research laboratories, universities, and other organizations within the advanced technology community.
Through its ownership in three companies, Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), and Ionfinity LLC (“Ionfinity”), the Company works to transform proven space and defense technologies from NASA and the U.S. Department of Defense into hardware and software solutions. VIASPACE develops these technologies into hardware and software products that we believe fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors, homeland security and public safety, information and computational technology. The Company also has ownership in eCARmerce Inc. (“eCARmerce”), a company that holds patents in the areas of interactive radio technology and Concentric Water Technology LLC “Concentric Water”, which is exploring water technologies that could solve the technical and cost limitations of traditional water purification methods.
Pursuant to the Merger:
•	GW, as the surviving entity, changed its name to VIASPACE Inc.;

•	The Company effected a 5 for 1 forward stock split (a 6 for 1 forward stock split was previously effected May 23, 2005);

•	The members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in exchange for their membership interests in ViaSpace LLC at a rate of 5.4 common shares of GW in exchange for each membership unit. All pre-merger activity has been retroactively adjusted and presented to account for this exchange. A total of 54,000,000 post-split shares of the Company’s common stock were held by the pre-existing GW shareholders as of the date of the Merger;

•	The authorized capital of the Company became 400,000,000 shares of common stock ($0.001 par value) and 5,000,000 shares of preferred stock ($0.001 par value).
On May 19, 2005, the Company entered into a Share Purchase Agreement with Robert Hoegler, a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company purchased 2,400,000 shares (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split) of the Company’s common stock for $24,000.

In addition, on May 19, 2005, the Company entered into an Acquisition Agreement with Rino Vultaggio, a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company sold 100% of its interest in MPW in exchange for 2,100,000 shares of Company Common Stock (prior to the 6 for 1 forward stock split and the 5 for 1 forward stock split). Thus, as of June 22, 2005, the Company no longer had any ongoing operations related to MPW, or any newspaper publication business.
Basis of Presentation — The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-KSB of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the December 31, 2004 consolidated financial statements in order to conform to the December 31, 2005 consolidated financial statement presentation.
The audited consolidated statements of operations and consolidated statements of cash flows for the years ending December 31, 2005 and 2004, combines GW’s statements of operations and statements of cash flows with ViaSpace LLC’s statements of operations and statements of cash flows for the same periods.
Fiscal Year End — The Company’s fiscal year ends December 31.
Principles of Consolidation — The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies, in which the Company owns, directly or indirectly a controlling voting interest, are accounted for under the consolidation method of accounting including DMFCC, Arroyo, Ionfinity and Concentric Water. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted FASB 141, Statement of Accounting Standards No 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and Arroyo. The Company’s controlling interest requires that these companies’ operations be included in the consolidated financial statements. The percentage of Ionfinity, DMFCC, and Arroyo that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, be reported as an item of other comprehensive income. At December 31, 2005, all of the Company’s marketable securities are available for sale.
Intangible Assets — The Company’s intangible assets consist of (1) a license to a patent that is being amortized over twenty years and (2) software application code that is being amortized over three years. All intangible assets are subject to impairment tests on an annual or periodic basis. Note 5 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Intangible Assets”. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.
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
Revenue Recognition — The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer and when the Company has received acceptance notification by the government program officer. Product sales revenue are recognized upon shipment, as titles passes, FOB shipping point. Management fees are recognized as received for services to third party entities. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.
Stock Based Compensation — VIASPACE and DMFCC have stock-based compensation plans. Both companies account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. VIASPACE and DMFCC have adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. The following table illustrates the effect on net loss and loss per share if VIASPACE and DMFCC had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005 and 2004:

	Year ended
	December 31,
	2005	2004
Net loss applicable to common shares, as reported	$(2,311,000)		$(209,000)

Add: Stock-based employee compensation included in reported net loss	—		—

Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(206,000)		—

Pro forma net loss	$(2,517,000)		$(209,000)

Net loss per share — as reported: basic and diluted	$(0.01)	$	*

Net loss per share — pro forma: basic and diluted	$(0.01)	$	*

*	Less than $0.01

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
NOTE 2 — ACCOUNTS RECEIVABLE
Included in accounts receivable at December 31, 2004 is $208,000 due from QWIP Technologies, Inc. (“QWIP Technologies”), a subsidiary of QWIP Systems, Inc. (“QWIP”), a publicly-held company traded on the Canadian TSX Venture Exchange. QWIP Technologies is a former subsidiary of the Company. VIASPACE had a technology development agreement with QWIP Technologies whereby VIASPACE used the services of JPL in a subcontractor capacity for infrared imaging technology development. As of December 31, 2004, VIASPACE has included $200,000 in accounts payable related to this subcontractor agreement with JPL. As of December 31, 2005, the technology development agreements were cancelled and no further work will be performed under this arrangement. Thus, no receivable is included in the Consolidated Balance Sheet from QWIP and no accounts payable to JPL is recorded as of December 31, 2005.
NOTE 3 — FIXED ASSETS
Fixed assets consist of the following for the year ended December 31, 2005:

2005
Computer equipment and software	$66,000
Furniture and fixtures	19,000
Leasehold improvements	3,000

Total property and equipment	88,000
Less: Accumulated depreciation	67,000

Fixed assets, net	$21,000

The useful lives of fixed assets range from three years to seven years. Depreciation expense was $11,000 and $36,000 for the years ended December 31, 2005 and 2004, respectively.
NOTE 4 — MARKETABLE SECURITIES
As of December 31, 2005, the Company owns 203,741 shares in QWIP. The fair market value of these shares was $24,449 at December 31, 2005. In addition to these shares, the Company holds 3,936.38218 shares in QWIP Technologies that are redeemable into 1,777,206 shares of QWIP. The Company has not yet redeemed these shares. In addition, the Company holds 4,512.52168 shares in QWIP Technologies that are being held in escrow by QWIP subject to certain time restrictions. When the escrow restrictions lapse, these shares are redeemable and convertible into 2,037,323 shares of QWIP. The total shares owned in QWIP by the Company including the redeemable shares and those subject to time restrictions releases total 4,018,270 shares. Of the total shares of QWIP that the Company has rights to, California Institute of Technology is entitled to receive 220,966 QWIP shares as part of a prior agreement. This would result in net shares owned by the Company of 3,797,303 shares. As of December 31, 2005, the Company would hold approximately 37% of the total outstanding equity of QWIP.
In addition, the Company also holds 50 escrowed shares of QWIP Series A Preferred Stock that can be released from escrow on the basis of one share for every $10,000 of positive cash flow from operations generated by QWIP Technologies. As of March 28, 2006, no escrowed shares have been released. The escrow features lapse June 1, 2006 at which time these shares would be forfeited. Upon any voluntary or involuntary liquidation, dissolution or winding-up of QWIP, holders of Series A Preferred Stock are entitled to receive an amount equal to $2,551.124 per share for each share of Series A Preferred Stock held.
NOTE 5 — INTANGIBLE ASSETS
Intangible asset balances at December 31, 2005 are as follows:

2005
Amortized intangible assets, gross:
License to patent	$10,000
Software Code	10,000

Total intangible assets, gross	20,000
Accumulated amortization	(4,000)

Total intangible assets, net	$16,000

Total amortization expense for intangible assets was $4,000 for the year ended December 31, 2005. There was no amortization expense in 2004.
The annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2005 and thereafter are as follows:

	License to	Software
Year	Patent	Code	Total
2006	$1,000	$3,000	$4,000
2007	1,000	4,000	5,000
2008	1,000	—	1,000
2009	1,000	—	1,000
2010	1,000	—	1,000
Thereafter	4,000	—	4,000
Total	$9,000	$7,000	$16,000
NOTE 6 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
As of December 31, 2005, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company acts as principal investigator on Ionfinity’s two government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
On May 2, 2005, the Company invested $1,500,000 in DFMCC to purchase preferred stock. As of December 31, 2005, the Company owned 81.6% of the outstanding shares of voting stock of DMFCC. On January 19, 2006, the Company exercised an existing option it had with Caltech and the University of Southern California (“USC”) whereby the Company issued to Caltech and USC a total of 2,112,648 common shares in DMFCC in exchange for approximately 50 issued and 50 pending fuel cell technology patents. After the issuance of these shares, the Company’s ownership in DMFCC has been reduced to 72%. The Company has an additional option with Caltech to exercise additional fuel cell technology patents. This option provides for the issuance of 150,000 common shares to Caltech in DMFCC after the option is exercised and the license agreement is signed. Assuming the exercise of this patent option and accounting for the entire 2 million share common stock option pool in DMFCC, as discussed in Note 10, would reduce the Company’s ownership in DMFCC to 64.2% on a fully diluted basis.

On October 20, 2005, the Company issued 10,000 shares of its common stock in exchange for 20,000 shares of Arroyo common stock held by a minority shareholder bringing the Company’s total ownership to 100%. As of December 31, 2005, the Company owned 100% of the voting stock of Arroyo.
As of December 31, 2005, the Company owned 100% of the membership interests of Concentric Water.
As of December 31, 2005, the Company owned 73.9% of the capital stock of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology. On December 16, 2005, the Company issued 125,000 shares of its common stock in exchange for 250,000 shares of eCARmerce common stock held by a minority shareholder bringing the Company’s total ownership from 52% to 73.9%.
As of December 31, 2005, the Company owns 486,135 common shares of ViaLogy Corp., a company originally formed by ViaSpace LLC. The Company currently owns approximately 1.2% of the total outstanding equity of ViaLogy Corp. on a fully diluted basis. In addition, a director of the Company owns approximately 15% of the outstanding equity of ViaLogy Corp., and the CEO and Vice President/COO of the Company own a combined approximately 2.6% of the outstanding equity of ViaLogy Corp. The Company does not have any recorded basis on these shares included in the Consolidated Balance Sheet. On May 2, 2005, prior to the Merger with the Company, ViaSpace LLC distributed 1,890,674 shares of ViaLogy Corp. to ViaSpace LLC members.
In addition, on May 2, 2005, the Company distributed 1,281,785 shares in SpectraSensors, Inc., a company originally formed by ViaSpace LLC, to ViaSpace LLC members, which represented 100% of its total interest.
NOTE 7 — LONG-TERM DEBT
Long-term debt for the year ended December 31, 2005 is composed of the following:

2005
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 7/1/2009	$45,000
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 9/1/2009	82,000

Total Long-term Debt	127,000
Less Current Portion	27,000

Net Long-term Debt	$100,000

The monthly payments on these notes including interest are $2,762 effective August 1, 2005.
NOTE 8 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
In 2004, a loan was made to the Company by two officers of the Company for $12,376 to pay for expenses of the Company during the year. These loans were repaid in March 2005. At June 30, 2005, there was a related party payable of $24,000 to a former director and officer of the Company as discussed in Note 1. This amount was repaid on August 31, 2005.
Ionfinity has consulting agreements with two minority owners and directors of Ionfinity to perform work on government contracts with the United States Navy and Air Force. One of these minority owners has a 47.9% membership interest in Ionfinity. As of December 31, 2005, $18,166 is included in accounts payable related to amounts owed to these individuals but not paid. During 2005, $48,435 has been billed by these two minority owners to Ionfinity for consulting work on these contracts.

Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer and Dr. Sandeep Gulati, Director for $20,000 from a 3rd party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to Arroyo for $20,000 and the Company has recorded a $20,000 payable ($10,000 each to Dr. Kukkonen and Dr. Gulati). This will be paid in 2006.
Arroyo has included in accounts payable an amount of $7,500 due to ViaLogy Corp for services performed by ViaLogy Corp. for Arroyo. The Company owns 1.2% of the total outstanding equity of ViaLogy Corp. on a fully diluted basis as mentioned in Note 5. In addition, a director of the Company owns approximately 15% of the outstanding equity of ViaLogy Corp., and the CEO and COO of the Company own a combined approximately 2.6% of the outstanding equity of ViaLogy Corp.
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
As of December 31, 2005, the Company has included in accrued expenses a payable of $173,105 representing accrued salary and partner draw that was due to Dr. Carl Kukkonen, CEO of the Company, and Mr. Amjad Abdallat, Vice President/COO of the Company, by ViaSpace Technologies LLC prior to its merger with the Company. This amount remains on the Consolidated Balance Sheet as a liability of the Company.
NOTE 9 — INCOME TAX
The income tax (benefit) expense for the years ended December 31, 2005 and 2004 consist of the following:

	Years Ended December 31,
	2005	2004
Current	$5,000	$—
Deferred	—	—

Income tax provision	$5,000	$—

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and a State income tax rate of 8.84%. The provision for income tax (benefit) expense in the financial statements for the years ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31,
	2005	2004
Provision computed at the statutory rate	$(765,000)	$—
Permanent differences	4,000	—
State tax (net of Federal benefit)	(127,000)	—
Other	(17,000)	—
Change in valuation allowance	910,000	—

Income tax provision	$5,000	$—

The following are the components of the Company’s deferred tax assets and (liabilities) at December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$813,000	$—
Deferred revenue	43,000	—
Stock compensation expense	120,000	—
Accrual to cash adjustment	8,000	—
Amortization expense	(7,000)	—
Current year state tax	2,000	—
Less: Valuation Allowance	(910,000)	—

Total deferred tax assets	69,000	—

Deferred Tax Liability:
State taxes	(69,000)	—

Total deferred tax liability	(69,000)	—

Net deferred tax assets	$—	$—

At December 31, 2005, the Company has a net operating loss carryforward of approximately $1,900,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2015 through 2025. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company’s ability to use these carryforwards in the future.

NOTE 10 — STOCK OPTIONS AND WARRANTS
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
On June 15, 2005, the Company, ViaSpace LLC and SNK entered into a stock option agreement (“Option Agreement”) to supercede and replace the previous option between ViaSpace LLC and SNK. This agreement granted SNK an option (the “Option”) to purchase up to 36,000,000 shares of common stock of the Company for $0.28 per share. The option term was based on four milestones and was set to expire no later than February 15, 2007. SNK timely met the first two milestones of the Option Agreement by exercising the Option Agreement to purchase $1,000,000 of Company common stock prior to August 15, 2005. On June 28, 2005, the Company received $500,000 from SNK for the exercise of a portion of the Option and 1,785,715 shares of common stock were issued to SNK on July 14, 2005. On August 31, 2005, the Company received an additional $500,000 from SNK for the exercise of an additional portion of the Option and 1,785,715 shares of common stock were issued to SNK. The third milestone was required to occur on or before February 15, 2006, and required that an additional $1,000,000 of Company common stock was purchased prior to that date. The Optionee remitted $999,980 to the Company; however, the amount was received after February 15, 2006. Thus, the money was received after the expiration period of the option.
On March 21, 2006, a majority of the shareholders of the Company, and the Board of Directors of the Company voted to amend the Option Agreement (“Amended Option Agreement”) with SNK. The Amended Option Agreement replaced the total number of shares of common stock that may be purchased in the Company from 36,000,000 to 10,714,286 and changed the option expiration term from February 15, 2007 to March 31, 2006. The exercise price of the option remained the same. The Amended Option Agreement allowed the Company to accept the $999,980 remitted to the Company on February 21, 2006; and 3,571,357 shares of common stock were issued to SNK. On March 30, 2006, the Company received $1,000,020 from SNK for the exercise of an Option and 3,571,499 shares of common stock were issued to SNK.
In summary, as of March 30, 2006, SNK’s Option has been fully exercised and no additional stock options remain for SNK.
The Option described above was originally granted to SNK subject to certain terms and conditions. Upon the completion of the Merger on June 22, 2005 as described in Note 1, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the Merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time were held in trust by the Company, as part of the consideration for the granting of the Option. The Held Shares were to be released either to SNK as exercise thresholds are met by SNK, or to certain prior members of ViaSpace LLC if the Option expires. On March 21, 2006, a majority of the shareholders of the Company, and the Board of Directors of the Company voted to enter into a Stock Settlement Agreement with SNK Capital. The Stock Settlement Agreement removed these conditions related to the Held Shares and the Held Shares were to be provided to SNK Capital. In summary, as of March 21, 2006 zero shares remain Held Shares.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2 million shares of DMFCC stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of December, 2005, the DMFCC Option Plan has outstanding 1,631,000 option shares and 369,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 476,000 are non-statutory stock options issued to consultants. During the year ended December 31, 2005 and 2004, $9,000 and zero of stock compensation expense related to the non-statutory stock options was recorded and included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. In addition, $9,000 was included in research and development expenses in 2005 for stock compensation expense and zero was recorded in 2004.
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Stockholders and the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”) and a majority of the shareholders of the Company approved the Plan by written consent. The Plan provides for the reservation for issuance of 28,000,000 shares of the Company’s common stock. The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. On February 13, 2006, the Board of Directors approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and a majority of the shareholders of the Company approved the 2006 Director Plan by written consent. The Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the Board of Directors as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s Board and annual grants of 50,000 options, or such other number of options as determined by the Board of Directors, to outside members of the Board that have served at least six months.
The Compensation Committee of the Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options to employees vest generally over four years. Options issued to directors generally vest over one year. An aggregate of 26,515,000 shares were available for future grant at December 31, 2005.
The following table summarizes activity in the Company’s stock option plans during the year ended December 31, 2005:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Balance at December 31, 2004	—	$—
Granted	1,485,000	2.50
Exercised	—	—

Balance at December 31, 2005	1,485,000	$2.50

The following summarizes pricing and term information for options issued to employees and directors which are outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding	Contractual	Average	Exercisable	Average
	at December	Life in	Exercise	at December	Exercise
Range of Exercise Prices	31, 2005	Years	Price	31, 2005	Price
$0.50-1.00	—	—	$—	—	$ —
1.00-2.00	—	—	—	—	—
2.00–3.00	1,485,000	9.8	2.50	—	—
4.00–5.00	—	—	—	—	—

$0.50-5.00	1,485,000	9.8	$2.50	—	$ —

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

For the year ended December 31, 2005, the Company recorded stock compensation expense of $246,950 related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero.
DMFCC Option Shares for License Agreements
DMFCC entered into a technology license agreement with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) on May 21, 2002 and a second technology license agreement with Caltech on January 17, 2003. The licensed technology is composed of patents owned by Caltech and USC. According to the license agreements, upon the raising of equity by DMFCC in excess of $2,000,000, the Company can exercise its rights to designated patents in exchange for shares of DMFCC common shares. As of December 31, 2005, 25,000 shares of DMFCC had been issued to Caltech and USC related to these technology licenses. On January 19, 2006, DMFCC exercised the option rights to a certain group of patents and issued 2,112,648 DMFCC common shares to Caltech and USC. DMFCC still has remaining a group of patents with Caltech that have not been exercised as of January 31, 2006. When exercised, 150,000 DMFCC shares of common stock will be issued to Caltech. After this last exercise is performed, 2,287,648 shares of DMFCC common stock will be held by Caltech and USC, or 11.4% of total outstanding shares of DMFCC on a fully diluted basis.
Note 11 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For the year ended December 31, 2005, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company has three reportable segments that operate in distinct market areas. The Company’s reportable segments are also represented as three separate subsidiaries of the Company: DMFCC, Ionfinity and Arroyo.
(i) DMFCC: DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are replacements for traditional batteries and are expected to gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge. Direct methanol fuel cell-based products are being developed for laptop computers, cell phones, music players and other applications by major manufacturers of portable electronics in Japan and Korea.
(ii) Arroyo: Arroyo is developing products and services based on inference and sensor data fusion technology. Sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance.
(iii) Ionfinity: Ionfinity is a development stage company working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.
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

Information on reportable segments is as follows:

	Years ended December 31,
	2005	2004
Revenues:

DMFCC	$—	$—
Arroyo
Ionfinity	432,000	288,000

Total Revenue	$432,000	$288,000

Income (Loss) From Operations:
DMFCC	$(952,000)	$(135,000)
Arroyo	(608,000)	—
Ionfinity	49,000	42,000

Loss From Operations by Reportable Segments	(1,511,000)	(93,000)
Corporate Administrative Costs (including Stock Compensation Expense of $261,000 and zero in 2005 and 2004, respectively	(820,000)	(179,000)

Loss From Operations	$(2,331,000)	$(232,000)

Assets:
DMFCC	$1,096,000
Arroyo	132,000
Ionfinity	153,000
Corporate	934,000

Total Assets	$2,315,000

Note 12 – COMMITMENTS AND CONTINGENCIES
Employment Agreements
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
Royalty Commitments
Arroyo has a nonexclusive software license agreement with Caltech for executable code and source code pertaining to Spacecraft Health Inference Engine (“SHINE”) whereby Arroyo has agreed to pay Caltech royalties from the sale or licensing of software or license products related to SHINE. This SHINE agreement provides for the following minimum royalties to Caltech: $10,000 due September 28, 2006; $10,000 due September 28, 2007; $12,500 due September 28, 2008; $15,000 due September 28, 2009; $17,500 due September 28, 2010; and $20,000 due on each year from September 28, 2011 to 2015.
Arroyo also has a nonexclusive software license agreement with Caltech for executable code and source code pertaining to U-Hunter (unexploded ordnance detection using electromagnetic and magnetic geophysical sensors) and to MUDSS (mobile underwater debris survey system) whereby Arroyo has agreed to pay Caltech royalties from the sale or licensing of software or license products related to U-Hunter and MUDSS. These agreements provide for a minimum royalty payment of $10,000 to be made annually beginning on June 19, 2007.
On March 15, 2006, VIASPACE entered an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to Spacecraft Health Inference Engine (“VIASPACE SHINE Agreement”). VIASPACE has agreed to pay Caltech royalties from the sale or licensing of software or license products related to the VIASPACE SHINE Agreement. It provides for the following minimum royalties to Caltech: $25,000 due February 1, 2008 and every year there after.

Leases
The Company is currently leasing office and laboratory space on a month-to-month basis. On approximately April 1, 2006, the Company will be relocating its office and laboratory space to a new location and entering into a five year lease. Future minimum lease payments due under this lease December 31, 2005 are as follows:

Years Ended
Fiscal Year	December 31,
2006	$64,000
2007	130,000
2008	134,000
2009	138,000
2010	142,000
Thereafter	73,000

Total minimum lease payments	$681,000

Rent expense charged to operations for the years ended December 31, 2005 and 2004 was $30,000 and $7,000.
Notes Payable
The annual installment of principal and interest on the notes payable included in Note 6 for each of the five fiscal years subsequent to December 31, 2005 and thereafter are as follows:

Fiscal Year	Principal	Interest	Total
2006	$27,000	$6,000	$33,000
2007	29,000	4,000	33,000
2008	30,000	3,000	33,000
2009	41,000	1,000	42,000
2010	—	—	—
Thereafter	—	—	—

Total	$127,000	$14,000	$141,000

Litigation
The Company is not party to any legal proceedings at the present time.
NOTE 13 — EARNINGS PER SHARE
The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2005 and 2004 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2005	2004
Weighted average common stock equivalents:
Stock Options	1,485,000	—
Warrants	1,000,000	—
Note 14 — FINANCIAL ACCOUNTING DEVELOPMENTS
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