Form 10KSB/A
period 2005-12-31
VIASPACE Inc.
filed 2006-04-27
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

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
(626) 296-6310
Issuer’s telephone number, including area code
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenue for its most recent fiscal year. $432,000
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006: $262,537,352
     State the number of shares outstanding of each of issuer’s classes of common equity, as of March 30, 2006: 291,649,286
     Transitional Small Business Disclosure Format: Yes: ☐ No: ☑

VIASPACE INC.

EXPLANATORY NOTE
The purpose of this filing is to furnish information required under Part III, Items 9 through 12. This information was originally to be filed with a Proxy Statement; however, the Company will not be issuing a Proxy Statement, as permitted based on the fact that the Company has no equity securities registered under the Exchange Act of 1934.

PART III
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The Company’s directors and executive officers as of December 31, 2005 are as follows:

Directors	Age
Amjad S. Abdallat	44
Joel Balbien *	50
Sandeep Gulati **	42
Carl Kukkonen	60
Aaron Levy **	46

*	Resigned April 8, 2006

**	Resigned April 9, 2006

Executive Officers		Office
Carl Kukkonen	60	Chief Executive Officer
Amjad S. Abdallat	44	Vice President Business Development, Chief Operating Officer
Stephen J. Muzi	42	Chief Financial Officer, Treasurer and Secretary
Amjad S. Abdallat
Director, Vice President Business Development and Chief Operating Officer of the Company – June 2005 to present. President, Chief Operating Officer and Director, Arroyo Sciences, Inc., a subsidiary of the Company – 2002 to present. Director, Direct Methanol Fuel Cell Corporation – 2001 to present. Director, Ionfinity LLC, a subsidiary of the Company – 2001 to present. Co-founder, Vice President and Chief Operating Officer, ViaSpace Technologies LLC (predecessor of the Company) – 1998 to 2005. Business Development, Marketing and Program Capture, Hewlett-Packard Company – 1989 to 1998. Business Development, Control Data Corporation – 1984 to 1989.
Joel Balbien, PhD
Director of the Company – October 2005 to April 8, 2006. Managing Member, Los Angeles-based Smart Technology Ventures III, a SBIC venture capital fund focusing on telecommunication, broadband infrastructure, software and semiconductors – 2000 to present. Other Directorships: Sonics, Inc., 2001 to present, STM Power – 2003 to present, and Kreido Laboratories – 1999 to present. Chief Financial Officer, Smart Technology Ventures — 1997 to 1999. Assistant Treasurer and Senior Economist, Southern California Gas Company – 1985 to 1994. Mr. Balbien resigned from the Board of Directors on April 8, 2006.
Sandeep Gulati, PhD
Director of the Company – June 2005 to April 9, 2006. Co-founder, Vice President Product Development, Chief Scientific Officer and Director, ViaLogy Corp., a spun-off former subsidiary of the Company – December 2001 to present, Co-founder, founding Chief Technology Officer, founding Chief Financial Officer, and Director, Arroyo Sciences, Inc., a subsidiary of the Company – 2002 to present. Chief Technology Officer and Vice President Product Development, ViaChange, Inc., a former subsidiary of the Company – March 2000 to December 2001. Head of Ultracomputing Technologies Group, NASA Jet Propulsion Laboratory – 1988 to 2000. Dr. Gulati resigned from the Board of Directors on April 9, 2006.

Carl Kukkonen, PhD
Director and Chief Executive Officer of the Company – June 2005 to present. Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of the Company – 2001 to present. Chief Executive Officer and Director, Arroyo Sciences, Inc., a subsidiary of the Company – 2002 to present. Chief Executive Officer and Director, Ionfinity LLC, a subsidiary of the Company – 2001 to present. Co-founder and Chief Executive Officer, ViaSpace Technologies LLC (predecessor of the Company) – 1998 to 2005. Director of the Center for Space Microelectronics Technology and Manager of Supercomputing, Caltech NASA Jet Propulsion Laboratory – 1984 to 1998. Principal Research Engineer, Ford Motor Company – 1977 to 1984.
Aaron Levy
Director of the Company – October 2005 to April 9, 2006. Founder and Executive Chief Executive Officer, Etech Ventures, an organizational management and consulting firm specializing in turnaround strategies and M&A of pre-IPO and publicly traded high technology firms – 1998 to present. President of ARS Inc., a case management software and services company for the legal profession – 2003 to 2005. U.S. President, Luminent Inc., a NASDAQ fiber optics communication firm – 2001 to 2003. Chairman and Chief Executive Officer, Dense-Pac Microsystems, a NASDAQ company specializing in high density semiconductor memory for commercial and defense electronics – December 1996 to 1998. Mr. Levy resigned from the Board of Directors on April 9, 2006.
Stephen J. Muzi
Chief Financial Officer, Treasurer and Secretary of the Company – June 2005 to present. Controller, ViaSpace Technologies LLC (predecessor of the Company) – 2000 to 2005. Controller, SpectraSensors, Inc., a spun-off former subsidiary of the Company – 2003 to 2005. Controller, ViaLogy Corp., a spun-off former subsidiary of the Company – 2003 to 2005. Consultant to Direct Methanol Fuel Cell Corporation, Arroyo Sciences, Inc. and Ionfinity LLC, subsidiaries of the Company — 2004 to 2005. Corporate Controller, Assistant Controller and Senior Corporate Financial Analyst, Southwest Water Company, a NASDAQ company and provider of water and wastewater services – 1988 to 2000. Senior Auditor, BDO Seidman – 1985 to 1987.
Audit Committee Financial Expert
Dr. Joel Balbien served as the Company’s audit committee’s financial expert and an independent member of the Board of Directors during his directorship. The Company does not currently have an independent member of the Board of Directors serving as the audit committee’s financial expert. This Company expects to fill this position during 2006.
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.
Code of Ethics
The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the Company’s code of ethics is available on the Company’s website, www.viaspace.com. A copy of the Company’s code of ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

ITEM 10.    EXECUTIVE COMPENSATION
The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2005, 2004, and 2003, to the Company’s principal executive officer and each of the other executive officers serving during the year ended December 31, 2005.
SUMMARY COMPENSATION TABLE

	Annual Compensation
					Long Term
					Compensation
					Awards
				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options (#)	Compensation (4)
	2005	$266,778	$—	$4,164	—	$—
Carl Kukkonen (1)	2004	89,001	—	—	—	—
Chief Executive Officer	2003	118,110	—	—	—	849,660

Amjad S. Abdallat (2)
Vice President Business	2005	200,000	20,000	823	—	—
Development, Chief	2004	5,000	—	—	—	—
Operating Officer	2003	75,048	—	—	—	499,800

Stephen J. Muzi (3)	2005	63,977	—	18,133	1,050,000	—
Chief Financial Officer,	2004	—	—	13,514	—	—
Treasurer and Secretary	2003	—	—	2,340	—	—

(1)	Dr. Kukkonen became a full time employee of the Company on November 1, 2004. During 2004 and 2003, Dr. Kukkonen was Chief Executive Officer of ViaSpace Technologies LLC, predecessor of the Company. Amounts shown in “Salary” for 2004 and 2003 represent partner draw payments made to Dr. Kukkonen. Amounts shown in “Other Annual Compensation” represent additional compensation for health coverage paid to Dr. Kukkonen.

(2)	Mr. Abdallat became a full time employee of the Company on January 1, 2005. During 2004 and 2003, Mr. Abdallat was Chief Operating Officer of ViaSpace Technologies LLC, predecessor of the Company. Amounts shown in “Salary” for 2004 and 2003 represent partner draw payments made to Mr. Abdallat. Amounts shown in “Other Annual Compensation” represent additional compensation for health coverage paid to Mr. Abdallat.

(3)	Mr. Muzi was appointed Chief Financial Officer, Treasurer and Secretary of the Company on June 22, 2005. During parts of 2003, 2004 and 2005, Mr. Muzi performed consulting services for ViaSpace Technologies LLC, a predecessor of the Company and Direct Methanol Fuel Cell Corporation, Arroyo Sciences, Inc. and Ionfinity LLC, subsidiaries of the Company. These payments for consulting services are shown in “Other Annual Compensation”.

(4)	Amounts shown in “All Other Compensation” in 2003 represent ViaSpace Technologies LLC member distributions to Dr. Kukkonen and Mr. Abdallat.

OPTION GRANTS IN 2005
BY VIASPACE INC.
The following table and related footnotes set forth the number of securities underlying options granted in 2005 to the Company’s Executive Officers by VIASPACE Inc.

		Percent of Total	Exercise or
		Options and Warrants	Base
	Number of Options	Granted to Employees	Price	Expiration
Name	Granted	in Fiscal Year	($/Share)	Date
Carl Kukkonen	—	—	—	—
Amjad S. Abdallat	—	—	—	—
Stephen J. Muzi	1,000,000	82%	$2.50	10/20/2015
OPTION GRANTS IN 2005
BY DIRECT METHANOL FUEL CELL CORPORATION
The following table and related footnotes set forth the number of securities underlying options granted in 2005 to the Company’s Executive Officers by Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE Inc.

		Percent of Total	Exercise or
		Options and Warrants	Base
	Number of Options	Granted to Employees	Price	Expiration
Name	Granted	in Fiscal Year	($/Share)	Date
Carl Kukkonen	—	—	—	—
Amjad S. Abdallat	—	—	—	—
Stephen J. Muzi	50,000	29%	$0.05	1/14/2015

AGGREGATED OPTION EXERCISES IN 2005
AND FISCAL YEAR-END OPTION VALUES
FOR VIASPACE INC.
The following table and related footnotes set forth option exercises in 2005 and year-end option values for the Company’s Executive Officers in VIASPACE Inc.

Value of
			Number of	Unexercised
			Securities	In-the-Money
			Underlying	Options
			Unexercised	and Warrants
			Options	at 12/31/05
	Shares Acquired		and Warrants	(Exercisable/
Name	on Exercise (#)	Value Realized ($)	at 12/31/05	Unexercisable)
Carl Kukkonen	—	—	—	—
Amjad S. Abdallat	—	—	—	—
Stephen J. Muzi	—	—	1,000,000	—
AGGREGATED OPTION EXERCISES IN 2005
AND FISCAL YEAR-END OPTION VALUES
FOR DIRECT METHANOL FUEL CELL CORPORATION
The following table and related footnotes set forth option exercises in 2005 and year-end option values for the Company’s Executive Officers in Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE Inc.

Value of
			Number of	Unexercised
			Securities	In-the-Money
			Underlying	Options
			Unexercised	and Warrants
			Options	at 12/31/05
	Shares Acquired		and Warrants	(Exercisable/
Name	on Exercise (#)	Value Realized ($)	at 12/31/05	Unexercisable)
Carl Kukkonen	—	—	1,000,000	$95,000 / $ —
Amjad S. Abdallat	—	—	—	—
Stephen J. Muzi	—	—	80,000	$2,073 / $1,927
Compensation of Directors
During 2005, non-employee directors of the Company received cash compensation for their services, along with reimbursement for their reasonable expenses in attending meetings of the Board of Directors or any meetings of a Committee of the Board of Directors. Each non-employee director received the following fees:
Directors of the Company who are neither employees of the Company nor of the Company’s affiliates receive $2,500 in cash per quarter payable on the first business day following the end of each full fiscal quarter for which the member served on the Board. Each new Director appointed to the Board that is neither an employee of the Company nor of the Company’s affiliates is entitled to receive $2,500 in cash upon appointment. Additionally, each Director receives cash compensation of $1,000 for every Board meeting attended in person and $500 for every meeting attended telephonically. Each director who is a member of a Committee receives $250 for every Committee meeting attended whether in person or telephonically.
On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion as Administrator) effective on the date of appointment (or such other date as determined by the Board in its discretion as Administrator). The price of the option is the closing market price on the date of grant, vesting quarterly for each full fiscal quarter for which the Board member holds office (or such other vesting period as determined by the Board in its discretion as Administrator).
In addition, for non-employee outside Board members that have served on the Board for at least 6 months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably over four quarters (or such other vesting period as determined by the Board in its discretion as Administrator). Further, the Board in its discretion as Administrator of the Plan may make additional grants of non-qualified stock options to non-employee directors at any time.
Non-employee Directors may also be granted other awards, as referred to in the 2005 Stock Incentive Plan, by the Board in its discretion as Administrator of the Plan such as SARs, Dividend Equivalent Right, Restricted Stock, Performance Unit or Performance Shares.
Directors of the Company, who are employees of the Company or of a related company, do not receive additional compensation for their services as Directors. During 2005, Dr. Kukkonen, Mr. Abdallat and Dr. Gulati did not receive additional compensation for their services as Directors.
Employment Agreements and Arrangements
In October of 2004, Direct Methanol Fuel Cell Corporation (“DMFCC”) entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500.
Report on the Repricing of Any Options or Stock Appreciation Rights
There was no repricing of any options or stock appreciation rights during fiscal year 2005.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of our common stock as of April 5, 2006 by (i) each person who “beneficially” owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.

			Total Number
			of Shares and
	Number of	Exercisable	Exercisable	Percent of
	Shares	Options	Options	Class of
	Beneficially	Beneficially	Beneficially	Common
Name	Owned	Owned (a)	Owned	Stock (b)
Carl Kukkonen	64,706,191	—	64,706,191	22.2%
SNK Capital Trust (c)	61,204,286	—	61,204,286	21.0%
Sandeep Gulati (e)	40,500,000	—	40,500,000	13.9%
Amjad S. Abdallat (d)	39,690,000	—	39,690,000	13.6%
Joel Balbien (e)	—	31,250	31,250	*
Aaron Levy (e)	—	31,250	31,250	*
Stephen J. Muzi	—	—	—	*
All Executive Officers and Directors as a group (6 persons)	144,896,191	62,500	144,958,691	49.7%

*	Represents less than 1%.

(a)	Includes options that become exercisable on or before June 4, 2006.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned and the number of warrants and options of the beneficial owner that are exercisable on or before June 30, 2006.

(c)	The address of SNK Capital Trust is c/o Gaye Knowles, Trustee, SNK Capital Trust, Second Floor, Cafe Skans Building, Bay Street, Nassau, The Bahamas. On April 10, 2006 SNK Capital Trust agreed to lock-up its shares until April 9, 2011. Under the signed lock-up agreement, SNK will not offer, sell, contract to sell, pledge, or otherwise dispose of any shares or securities convertible into or exchangeable or exercisable for any shares, enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the shares. SNK Capital Trust retains voting rights in the common shares.

(d)	Does not include 7,295,000 shares of common stock held by individual irrevocable trusts of Mr. Abdallat’s children that Mr. Abdallat disclaims beneficial ownership in.

(e)	Resigned subsequent to year-end.
Equity Compensation Plan Information
The table as required by Regulation S-B, Item 201 (d) was included in the Company’s Form 10-KSB for the year ended December 31, 2005, filed March 31, 2006 with the SEC.
Changes in Control Arrangements
There exist no changes in control arrangements at December 31, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
During 2005, before Dr. Gulati became a Director of the Company, he received compensation from Arroyo Sciences, Inc., a subsidiary, in the amount of $120,000 for consulting services performed. In addition, in May 2005, Dr. Gulati exchanged a 41% interest in Arroyo Sciences Inc. for 7,500,000 membership units of ViaSpace Technologies LLC. These membership units were converted to 40,500,000 common shares of the Company after the reverse merger of ViaSpace Technologies LLC and the Company in June 2005.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, CEO and Director, and Dr. Sandeep Gulati, Director for $20,000 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to Arroyo Sciences, Inc., a subsidiary of the Company for $20,000. This amount will be paid by Arroyo Sciences Inc. to Dr. Kukkonen and Dr. Gulati in 2006.
As of December 31, 2005, the Company has included in accrued expenses on the Company’s Consolidated Balance Sheet a payable of $173,105 representing accrued salary and partner draw that was due to Dr. Carl Kukkonen, CEO and Director, and Mr. Amjad Abdallat, Vice President and Director, by ViaSpace Technologies LLC prior to its merger with the Company. These amounts were accrued by ViaSpace Technologies LLC prior to December 31, 2002. This amount remains on the Consolidated Balance Sheet as a liability of the Company.
In 2004, a loan was made to the Company by Dr. Carl Kukkonen, CEO and Director, and Mr. Amjad Abdallat, Vice President and Director, for $12,376 to pay for expenses of the Company during 2004. These loans were repaid in March 2005.

Signatures
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE INC.

(Registrant)

Date: April 26, 2006	By: /s/ CARL KUKKONEN

Name: Carl Kukkonen
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2006	By: /s/ STEPHEN J. MUZI

Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)