Form 10QSB
period 2006-03-31
VIASPACE Inc.
filed 2006-05-15
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 333-110680
VIASPACE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
171 North Altadena Drive, Suite 101, Pasadena, CA 91107
(Address of principal executive offices)
(626) 768-3360
(Issuer’s telephone number)
2400 Lincoln Ave., Altadena, CA 91001
(Former address if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,649,286 Shares of $0.001 par value Common Stock issued and outstanding as of May 11, 2006.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

VIASPACE INC.

ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
	(Unaudited)	2005
ASSETS
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,261,000	$2,130,000
Accounts receivable, net of allowance for doubtful accounts of zero	5,000	71,000
Prepaid expenses and other assets	64,000	53,000

TOTAL CURRENT ASSETS	3,330,000	2,254,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $70,000 and $67,000 in 2006 and 2005, respectively	47,000	21,000

OTHER ASSETS	46,000	40,000

TOTAL ASSETS	$3,423,000	$2,315,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$299,000	$186,000
Accrued expenses	321,000	297,000
Unearned revenue	100,000	100,000
Current portion of long-term debt	28,000	27,000

TOTAL CURRENT LIABILITIES	748,000	610,000

LONG-TERM DEBT, net of current portion	93,000	100,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	42,000	51,000

	542,000	551,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized, 291,649,286 and 284,506,430 issued and outstanding in 2006 and 2005, respectively	292,000	285,000
Additional paid in capital	4,571,000	2,200,000
Accumulated other comprehensive loss	(5,000)	—
Accumulated deficit	(2,818,000)	(1,431,000)

Total stockholders’ equity	2,040,000	1,054,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,423,000	$2,315,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006		2005
REVENUES
Government contracts		$92,000		$35,000
Other contracts		21,000		12,000

Total revenues		113,000		47,000
COST OF REVENUES		105,000		45,000

GROSS PROFIT		8,000		2,000
OPERATING EXPENSES
Research and development		182,000		45,000
Selling, general and administrative expenses		1,241,000		226,000

Total operating expenses		1,423,000		271,000

LOSS FROM OPERATIONS		(1,415,000)		(269,000)
Interest income and other, net		19,000		17,000

LOSS BEFORE MINORITY INTEREST		(1,396,000)		(252,000)
Minority interest in consolidated subsidiaries		9,000		39,000

NET LOSS		$(1,387,000)		$(213,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		285,022,296		172,071,256

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

NET LOSS	$(1,387,000)	$—
Other Comprehensive Loss:
Unrealized holding loss on securities	(5,000)	—

COMPREHENSIVE LOSS	$(1,392,000)	$—

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, DECEMBER 31, 2004	152,953,000	$153,000	$116,000	$—	$880,000	$1,149,000

Investment by SNK Capital Trust	10,800,000	11,000	989,000			1,000,000
Shares issued for acquisition of Arroyo Sciences, Inc.	60,843,000	61,000	(61,000)			—
Membership interest to Caltech	2,204,000	2,000	(2,000)			—
Pre-existing post-split shares of Global-Wide Publication Ltd.	54,000,000	54,000	(118,000)			(64,000)

BALANCE, JUNE 22, 2005 — Reverse Merger	280,800,000	$281,000	$924,000	$—	$880,000	$2,085,000

Exercise of options by SNK Capital Trust	3,571,000	4,000	996,000			1,000,000
Common stock issued in exchange for common shares in subsidiaries	135,000					—
Stock compensation expense related to warrants			247,000			247,000
Stock compensation expense related to stock options			33,000			33,000
Net loss					(2,311,000)	(2,311,000)

BALANCE, DECEMBER 31, 2005	284,506,000	$285,000	$2,200,000	$—	$(1,431,000)	$1,054,000

Net loss					(1,387,000)	(1,387,000)
Other comprehensive loss:
Unrealized holding loss on securities				(5,000)		(5,000)

Comprehensive loss						(1,392,000)

Exercise of options by SNK Capital Trust	7,143,000	7,000	1,993,000			2,000,000
Stock compensation expense related to warrants			162,000			162,000
Stock compensation expense related to stock options			216,000			216,000

BALANCE, MARCH 31, 2006	291,649,000	$292,000	$4,571,000	$(5,000)	$(2,818,000)	$2,040,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,387,000)	$(213,000)
Depreciation and amortization	4,000	2,000
Stock compensation expense	378,000	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	66,000	148,000
Prepaid expenses	(11,000)	(2,000)
Other assets	(12,000)	(9,000)
Accounts payable	113,000	(77,000)
Unearned revenue	—	(12,000)
Accrued expenses and other	24,000	4,000
Related party payable	—	(12,000)
Minority interest	(9,000)	(41,000)

Net cash used in operating activities	(834,000)	(212,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(29,000)	(2,000)
Purchase of Arroyo Sciences, Inc., net of cash and cash equivalents	—	148,000

Net cash provided by (used in) investing activities	(29,000)	146,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options by SNK Capital Trust	2,000,000	—
Investment by SNK Capital Trust	—	1,000,000
Payments on long-term debt	(6,000)	(4,000)

Net cash provided by financing activities	1,994,000	996,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,131,000	930,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,130,000	1,933,000

CASH AND CASH EQUIVALENTS, End of period	$3,261,000	$2,863,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of Arroyo Sciences, Inc.
Cash purchase price		$—
Working capital acquired, net of cash and cash equivalents of $118,758		(98,000)
Long-term loan assumed		(50,000)

		$(148,000)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,000	$2,000
Income taxes	$—	$—
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
Through its ownership in three companies, Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), and Ionfinity LLC (“Ionfinity”), the Company works to transform proven space and defense technologies from NASA and the U.S. Department of Defense into hardware and software solutions. VIASPACE develops these technologies into hardware and software products that we believe fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors, homeland security and public safety, information and computational technology. The Company also has ownership in eCARmerce Inc. (“eCARmerce”), a company that holds patents in the areas of interactive radio technology and Concentric Water Technology LLC (“Concentric Water”), which is exploring water technologies that could solve the technical and cost limitations of traditional water purification methods.
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
Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-QSB of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the March 31, 2005 consolidated financial statements in order to conform to the March 31, 2006 consolidated financial statement presentation.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, be reported as an item of other comprehensive income. At March 31, 2006, all of the Company’s marketable securities are available for sale.
Intangible Assets — The Company’s intangible assets consist of (1) a license to a patent that is being amortized over twenty years and (2) software application code that is being amortized over three years. All intangible assets are subject to impairment tests on an annual or periodic basis. Note 4 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Intangible Assets”. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.
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
Stock Based Compensation — VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s current fiscal year that began January 1, 2006, the Company has adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” “SFAS No 123(R)” using the modified prospective application transition method.
For fiscal years prior to January 1, 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. VIASPACE and DFMCC had adopted the disclosure provisions of SFAS. No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if VIASPACE and DMFCC had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

	March 31,
	2005
Net loss applicable to common shares, as reported		$(213,000)

Add: Stock-based employee compensation included in reported net loss		—
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects		(10,000)

Pro forma net loss		$(223,000)

Net loss per share — as reported: basic and diluted	$	*

Net loss per share — pro forma: basic and diluted	$	*

*	Less than $0.01
Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
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

NOTE 2 — FIXED ASSETS
Fixed assets are comprised of the following at March 31, 2006 and December 31, 2005:

	March 31,
	2006	December 31,
	(Unaudited)	2005
Computer equipment and software	$84,000	$66,000
Lab equipment	3,000	—
Furniture and fixtures	25,000	19,000
Leasehold improvements	5,000	3,000

Total property and equipment	117,000	88,000
Less: Accumulated depreciation	70,000	67,000

Fixed assets, net	$47,000	$21,000

Depreciation expense was $3,000 and $2,000 for the three months ended March 31, 2006 and 2005, respectively.
NOTE 3 — MARKETABLE SECURITIES
As of March 31, 2006, the Company owns 203,741 shares in QWIP. The fair market value of these shares was $19,000 at March 31, 2006 and $24,000 at December 31, 2005. In addition to these shares, the Company holds 3,936.38218 shares in QWIP Technologies that are redeemable into 1,777,206 shares of QWIP. The Company has not yet redeemed these shares. In addition, the Company holds 4,512.52168 shares in QWIP Technologies that are being held in escrow by QWIP subject to certain time restrictions. When the escrow restrictions lapse, these shares are redeemable and convertible into 2,037,323 shares of QWIP. The total shares owned in QWIP by the Company including the redeemable shares and those subject to time restrictions releases total 4,018,270 shares. Of the total shares of QWIP that the Company has rights to, California Institute of Technology is entitled to receive 220,966 QWIP shares as part of a prior agreement. This would result in net shares owned by the Company of 3,797,303 shares. As of March 31, 2006, the Company would hold approximately 37% of the total outstanding equity of QWIP.
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
NOTE 4 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at March 31, 2006 and December 31, 2005:

	March 31,
	2006	December 31,
	(Unaudited)	2005
Amortized intangible assets, gross:
License to patent	$10,000	$10,000
Software Code	10,000	10,000

Total intangible assets, gross	20,000	20,000
Less: Accumulated amortization	5,000	4,000

Total intangible assets, net	$15,000	$16,000

Total amortization expense for intangible assets was $1,000 and zero for the three months ended March 31, 2006 and 2005, respectively.

The annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2005 and thereafter are as follows:

	License to	Software
Year	Patent	Code	Total
2006	$1,000	$3,000	$4,000
2007	1,000	4,000	5,000
2008	1,000	—	1,000
2009	1,000	—	1,000
2010	1,000	—	1,000
Thereafter	4,000	—	4,000

Total	$9,000	$7,000	$16,000

NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
Ionfinity. As of March 31, 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company acts as principal investigator on Ionfinity’s two government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
DMFCC. On January 19, 2006, the Company exercised an existing option it had with Caltech and the University of Southern California (“USC”) whereby the Company issued to Caltech and USC a total of 2,112,648 common shares in DMFCC in exchange for approximately 50 issued and 50 pending fuel cell technology patents. After the issuance of these shares, the Company owned 72% of the outstanding shares of voting stock of DMFCC at March 31, 2006. The Company has an additional option with Caltech with respect to additional fuel cell technology patents. This option provides for the issuance of 150,000 common shares to Caltech in DMFCC upon exercise of the option and execution of a license agreement with respect to these patents. Upon the exercise of this patent option, and accounting for the entire 2 million share common stock option pool in DMFCC as discussed in Note 10, the Company’s ownership of the outstanding shares of voting stock of DMFCC would be reduced to 64%.
Other Affiliated Companies. As of March 31, 2006, the Company owned 100% of the voting stock of Arroyo. As of March 31, 2006, the Company owned 100% of the membership interests of Concentric Water. As of March 31, 2006, the Company owned 73.9% of the capital stock of eCARmerce.
As of March 31, 2006, the Company owns 486,135 common shares of ViaLogy Corp. (“ViaLogy”), a company originally formed by ViaSpace LLC. The Company currently owns approximately 1.2% of the total outstanding equity of ViaLogy on a fully diluted basis. In addition, a former director of the Company owns approximately 15% of the outstanding equity of ViaLogy, and the CEO and Vice President of the Company own a combined approximately 2.6% of the outstanding equity of ViaLogy. The Company does not have any recorded basis on these shares included in the Consolidated Balance Sheet.
NOTE 6 — LONG-TERM DEBT
Long-term debt is comprised of the following at March 31, 2006 and December 31, 2005:

	March 31,
	2006	December 31,
	(Unaudited)	2005
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 7/1/2009	$43,000	$45,000
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 9/1/2009	78,000	82,000

Total Long-term Debt	121,000	127,000
Less Current Portion	28,000	27,000

Net Long-term Debt	$93,000	$100,000

The monthly payments on these notes including interest are $2,762 effective August 1, 2005.
NOTE 7 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has consulting agreements with two minority owners and directors of Ionfinity to perform work on government contracts with the United States Navy and Air Force. One of these minority owners has a 47.9% membership interest in Ionfinity. As of March 31, 2006, $18,000 is included in accounts payable related to amounts owed to these individuals but not paid. During 2006, $20,000 has been billed by these two minority owners to Ionfinity during 2006 for consulting work on these contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer and Dr. Sandeep Gulati, a former director of the Company, for $20,000 from a 3rd party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to Arroyo for $20,000 and the Company has recorded a $20,000 payable included in accrued expenses ($10,000 each to Dr. Kukkonen and Dr. Gulati). This amount is expected to be paid in 2006.
Arroyo has included in accounts payable an amount of $7,500 due to ViaLogy for services performed by ViaLogy for Arroyo. This amount is expected to be paid in 2006. The Company owns 1.2% of the total outstanding equity of ViaLogy on a fully diluted basis. In addition, a former director of the Company owns approximately 15% of the outstanding equity of ViaLogy, and Dr. Carl Kukkonen, CEO of the Company and Mr. Amjad Abdallat, Vice President/COO of the Company, own a combined approximately 2.6% of the outstanding equity of ViaLogy.
In October of 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500.
At March 31, 2006, the Company has included in accrued expenses a payable of $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen and Mr. Abdallat by ViaSpace LLC prior to its merger with the Company. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. This amount remains on the Consolidated Balance Sheet as a liability of the Company.
NOTE 8 — INCOME TAX
The income tax (benefit) expense for the period ended March 31, 2006 and 2005 consist of the following:

	Three Months Ended
	March 31,
	2006	2005
Current	$4,000	$5,000
Deferred	—	—

Income tax provision	$4,000	$5,000

Income tax (benefit) expense computed at the statutory federal income tax rate of 34% and a State income tax rate of 8.84%. The provision for income tax (benefit) expense in the financial statements for the period ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Provision computed at the statutory rate	$(471,000)	$(72,000)
Permanent differences	1,000	1,000
State tax (net of Federal benefit)	(78,000)	(9,000)
Other	—	(17,000)
Change in valuation allowance	552,000	102,000

Income tax provision	$4,000	$5,000

The following are the components of the Company’s deferred tax assets and (liabilities) at March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$1,253,000	$81,000
Deferred revenue	43,000	36,000
Stock compensation expense	282,000	—
Accrual to cash adjustment	8,000	—
Amortization expense	(16,000)	(9,000)
Current year state tax	3,000	2,000
Less: Valuation Allowance	(1,463,000)	(102,000)

Total deferred tax assets	110,000	8,000

Deferred Tax Liability:
State taxes	(110,000)	(8,000)

Total deferred tax liability	(110,000)	(8,000)

Net deferred tax assets	$—	$—

At March 31, 2006, the Company has a net operating loss carryforward of approximately $2,900,000 for federal and state income tax purposes, respectively. These net operating loss carryforwards begin to expire in 2015 through 2025. The net operating losses can be carried forward to offset future taxable income, if any. Realization of the above carryforwards may be subject to utilization limitations, which may inhibit the Company’s ability to use these carryforwards in the future.
NOTE 9 — STOCK OPTIONS AND WARRANTS
SNK Capital Trust Option
On February 25, 2005, the Company granted SNK Capital Trust (“SNK”) an option to purchase up to 27,000,000 shares of common stock of the Company for an aggregate purchase price of $7,500,000. SNK had previously purchased 39,690,000 shares of common stock of the Company for $1,500,000 in December 2004, and 10,800,000 shares of common stock of the Company for $1,000,000 in February 2005.
In May 2005, the Company agreed to increase the February 2005 option to allow SNK an option to purchase up to 36,000,000 shares of common stock of the Company for an aggregate purchase price of $10,000,000.
On June 15, 2005, the Company, and SNK entered into a stock option agreement (“Option Agreement”) to supercede and replace the previous option between the Company and SNK. This agreement granted SNK an option (the “Option”) to purchase up to 36,000,000 shares of common stock of the Company for $0.28 per share. The option term was based on four milestones and was set to expire no later than February 15, 2007. SNK timely met the first two milestones of the Option Agreement by exercising the Option Agreement to purchase $1,000,000 of Company common stock prior to August 15, 2005. On June 28, 2005, the Company received $500,000 from SNK for the exercise of a portion of the Option and 1,785,715 shares of common stock were issued to SNK on July 14, 2005. On August 31, 2005, the Company received an additional $500,000 from SNK for the exercise of an additional portion of the Option and 1,785,715 shares of common stock were issued to SNK. The third milestone was required to occur on or before February 15, 2006, and required that an additional $1,000,000 of Company common stock be purchased prior to that date. SNK remitted $999,980 to the Company on February 21, 2006, following the expiration period of the option.
On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to amend the Option Agreement (“Amended Option Agreement”) with SNK. The Amended Option Agreement reduced the total number of shares of common stock that could be purchased by SNK from 36,000,000 to 10,714,286 and changed the option expiration term from February 15, 2007 to March 31, 2006. The exercise price of the option remained the same. The Amended Option Agreement allowed the Company to accept the $999,980 remitted to the Company on February 21, 2006; and 3,571,357 shares of common stock were issued to SNK on that date. On March 30, 2006, the Company received an additional $1,000,020 from SNK to exercise the remaining 3,571,499 shares of common stock subject to the Option. As of March 30, 2006, the Option has been fully exercised. SNK holds 61,204,286 common shares at March 31, 2006, and on April 10, 2006 agreed to a lock-up of its shares until April 9, 2011.

The Option described above was originally granted to SNK subject to certain terms and conditions. Upon the completion of the Merger on June 22, 2005 as described in Note 1, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the Merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time were held in trust by the Company, as part of the consideration for the granting of the Option. The Held Shares were to be released either to SNK as exercise thresholds were met by SNK, or to certain prior members of ViaSpace LLC if the Option expired without SNK meeting the exercise thresholds. On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to enter into a Stock Settlement Agreement with SNK. The Stock Settlement Agreement removed the conditions related to the Held Shares and all of the Held Shares were released to SNK.
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan provides for the reservation for issuance of 28,000,000 shares of the Company’s common stock. The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. On February 13, 2006, the Board approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and the 2006 Director Plan was approved by the holders of a majority of the Company’s common stock. The Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the Board of Directors as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s Board and annual grants of 50,000 options, or such other number of options as determined by the Board of Directors, to outside members of the Board that have served at least six months.
The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options to employees vest generally over four years. Options issued to directors generally vest over one year. An aggregate of 26,195,000 shares were available for future grant at March 31, 2006. During the three months period ended March 31, 2006, the Company granted 320,000 stock options to employees and consultants to purchase common shares with exercise prices ranging from $1.42 to $2.03.
On January 1, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations for awards to employees and directors because the exercise price of stock option grants equaled the fair market value of the underlying common stock at the date of grant.
The Company has elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate as no options have been exercised in the plan to date. The Company has used a 0% forfeiture rate since no options had been forfeited at March 31, 2006. The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued during the three month period ended March 31, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

Risk free interest rate	4.32% - 4.69%
Dividends	0%
Volatility factor	62.91% - 70.99%
Expected life	6.67 years
Annual forfeiture rate	0%

The following table summarizes activity in the Company’s Plan for the period ended March 31, 2006:

			Weighted-
		Weighted-	Average
		Average Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,485,000	$2.50
Granted	320,000	1.82
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2006	1,805,000	$2.38	9.2	$63,000

Exercisable at March 31, 2006	91,000	$2.31	7.7	$8,000

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	1,485,000	$2.50
Granted	320,000	1.82
Vested	(91,000)	2.34
Forfeited	—	—

Nonvested at March 31, 2006	1,714,000	$2.38

The Company recorded $216,000 of compensation expense for employee, director and consultant stock options during the three months ended March 31, 2006. At March 31, 2006, there was a total of $2,062,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 9.2 years. The total fair value of shares vested during the three months ended March 31, 2006 was $181,000.
No comparable information is presented for the three month period ended March 31, 2005, as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of the Company’s 2006 fiscal year.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2 million shares of DMFCC stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of March 31, 2006, the DMFCC Option Plan has outstanding 1,631,000 option shares and 369,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 476,000 are non-statutory stock options issued to consultants. During the three month period ended March 31, 2006, DMFCC issued zero stock options. If stock options are issued, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options issued prior to March 31, 2006, the fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following table summarizes activity in the DMFCC Option Plan for the period ended March 31, 2006:

Weighted-
		Weighted-	Average
		Average Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,631,000	$ .02

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2006	1,631,000	$ .02	8.5	$127,000

Exercisable at March 31, 2006	1,368,000	$ .02	8.5	$113,000

A summary of the status of the DMFCC’s nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	290,000	$.05
Granted	—	—
Vested	(27,000)	.05
Forfeited	—	—

Nonvested at March 31, 2006	263,000	$.05

DMFCC recorded less than $1,000 of compensation expense for employee, director and consultant stock options during the three months ended March 31, 2006. At March 31, 2006, there was a total of $2,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. The cost is expected to be recognized over a weighted average period of 8.5 years. The total fair value of shares vested during the three months ended March 31, 2006 was $3,000.
No comparable information is presented for the three month period ended March 31, 2005, as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of DMFCC’s 2006 fiscal year.
Stock Warrants
On August 16, 2005, the Company entered into a two-year Consulting, Confidentiality and Proprietary Rights Agreement (the “Consulting Agreement”) with Synthetic/A/(America) Ltd., a California corporation (“Synthetica”). Pursuant to the Consulting Agreement, Synthetica provides the Company with consulting services and advice relating to capital market goals, strategic business planning, financial controls, regulatory compliance, revenue generation and business development. In connection with this Consulting Agreement, the Company issued three warrants to Synthetica to purchase shares of the Company’s common stock.
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
For the three months ended March 31, 2006, the Company recorded stock compensation expense of $162,000 related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero.
DMFCC Shares Issued in Connection with License Agreements
DMFCC entered into a technology license agreement with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) on May 21, 2002 and a second technology license agreement with Caltech on January 17, 2003. The licensed technology is composed of patents owned by Caltech and USC. According to the license agreements, upon the raising of equity by DMFCC in excess of $2,000,000, the Company can exercise its rights to designated patents in exchange for shares of DMFCC common stock. As of December 31, 2005, 25,000 shares of DMFCC had been issued to Caltech and USC related to these technology licenses. On January 19, 2006, DMFCC exercised the option rights to a certain group of patents and issued 2,112,648 DMFCC common shares to Caltech and USC. DMFCC still has the option to license a remaining group of patents from Caltech. Upon exercise of this option, 150,000 shares of DMFCC common stock will be issued to Caltech. Upon such exercise, a total of 2,287,648 shares of DMFCC common stock will be held by Caltech and USC, or 11.4% of total outstanding shares of DMFCC on a fully diluted basis.
Note 10 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and Arroyo. The 401(k) Plan allows employees to contribute up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.
Note 11 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended March 31, 2006, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company has three reportable segments that operate in distinct market areas. The Company’s reportable segments are also represented as three separate subsidiaries of the Company: DMFCC, Arroyo and Ionfinity.
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
Information on reportable segments is as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues:
DMFCC	$21,000	$—
Arroyo	—	—
Ionfinity	92,000	47,000

Total Revenue	$113,000	$47,000

Income (Loss) From Operations:
DMFCC	$(305,000)	$(133,000)
Arroyo	(209,000)	(108,000)
Ionfinity	(19,000)	(10,000)

Loss From Operations by Reportable Segments	(533,000)	(251,000)
Corporate Administrative Costs (including Stock Compensation Expense of $378,000 and zero in 2006 and 2005, respectively	(882,000)	(18,000)

Loss From Operations	$(1,415,000)	$(269,000)

Assets:
DMFCC	$776,000	$264,000
Arroyo	114,000	100,000
Ionfinity	146,000	105,000
Corporate	2,387,000	2,657,000

Total Assets	$3,423,000	$3,126,000

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

Leases
Until April 30, 2006, the Company leased office and laboratory space on a month-to-month basis. On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease December 31, 2005 are as follows:

Years Ended
Fiscal Year	December 31,
2006	$64,000
2007	130,000
2008	134,000
2009	138,000
2010	142,000
Thereafter	73,000

Total minimum lease payments	$681,000

Rent expense charged to operations for the three months ended March 31, 2006 and 2005 was $8,000 and $6,000, respectively.
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
NOTE 13 — NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provision of SFAS No. 128, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS No. 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.
The following table sets forth common stock equivalents (potential common stock) for the periods ended March 31, 2006 and 2005 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Stock Options	1,805,000	—
Warrants	1,000,000	—
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2006		2005
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(1,387,000)		$(213,000)
Denominator:
Weighted average shares of common stock outstanding		285,022,296		172,071,256
Net loss per share of common stock, basic and diluted	$	*	$	*

*	Less than $0.01 per common share.

Note 14 — FINANCIAL ACCOUNTING DEVELOPMENTS
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact of this new Standard.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.
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

VIASPACE Overview
VIASPACE works to transform proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions. VIASPACE develops these technologies into hardware and software products that we believe will fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (JPL) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department Defense. VIASPACE plans to leverage this large government research and development investment – made originally for space and defense applications into commercial products. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), and Ionfinity LLC (“Ionfinity”). As of March 31, 2006, the Company holds a 72% ownership interest in DMFCC, a 100% ownership interest in Arroyo, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric Water Technology LLC, an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. On January 19, 2006, DMFCC exercised an existing option it had with Caltech and University of Southern California (“USC”) whereby the Company issued to Caltech and USC common shares in DMFCC in exchange for licenses to approximately 50 issued and 50 pending fuel cell technology patents. After the issuance of these shares, the Company’s ownership in DMFCC was reduced from 81.6% to 72%.
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

      DMFCC Cartridge Manufacturing
DMFCC designs, safety certifies and markets cartridges. DMFCC’s cartridges are manufactured by experienced manufacturing partners that have a track record of supplying critical products to major manufacturers (“OEMs”) of consumer electronics. For example, one of DMFCC’s manufacturing partners is Elentec Co., Ltd., a publicly traded Korean company that is Samsung’s largest supplier of lithium ion battery packs. Elentec is located in Suwon City, South Korea which is also the home to Samsung. Elentec also provides battery packs to other OEMs. Another DMFCC cartridge manufacturing partner is SMC, Co., Ltd., a Korean company, which supplies lithium battery packs to LG Electronics and other OEMs.
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
      DMFCC Partnering to Advance Fuel Cell Adoption
DMFCC intends to work cooperatively with fuel cell manufacturers and OEMs to provide them with the patent protection they need, using DMFCC’s “have made”, “import”, and licensing rights. DMFCC intends to work with OEMs on cartridge supply arrangements which would allow DMFCC to provide innovative and safe fuel cartridges specific to each fuel cell-powered device manufactured by the OEM. DMFCC and its partners plan to manufacture cartridges to an OEM’s specifications, certify that the cartridges meet international safety standards, and distribute them on a global basis. If an OEM also desires to perform any of these functions, DMFCC is willing to work in partnership with the OEM. Rather than requiring a substantial fee and royalties to provide intellectual property protection, DMFCC will encourage the fuel cell manufacturers and OEMs to use a cartridge produced by DMFCC and its cartridge partners. Using this approach, which does not require upfront payment by the OEMs, DMFCC will share the market risk with the OEM and also will provide a valuable service by supplying cartridges to the marketplace. DMFCC will thus have the opportunity to derive revenue from the cartridge business which represents a substantial recurring revenue stream.
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
      Background Information on Fuel Cells and Fuel Cartridges
The IEC safety regulations specify that methanol (and other fuels) must be in a safe sealed container which is called the cartridge. The cartridge must not be refillable by the consumer because this may lead to damage to and overuse of the cartridge valve leading to potentially dangerous leaks. Disposable cartridges are consistent with the IEC safety regulations.
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
Methanol is being pursued as a fuel cell fuel by many companies because as a liquid it is easy to store and transport. Methanol is inexpensive and readily available. It also has high energy density, which means longer operating time.
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
      Arroyo Applications
Arroyo is also investigating the development of an application platform for a real-time scanning system for isolating individuals such as a suicide bomber wearing or carrying camouflaged explosives. This standoff detection system would leverage advances in high resolution infrared photodetectors and sensor processing, and utilizes Arroyo’s proprietary and patent pending scanning and pixel interpretation technology for complex “feature of interest” detection based on differential emissivity. The feature of interest in this case is a bomb concealed under clothing. Differential emissivity means that the feature of interest has a different infrared signature from human skin which is also under the clothing. Related applications may potentially utilize this technology to detect stolen items or other contraband that is concealed beneath a person’s clothing. The DEEPSCAN™ Standoff Detection System is designed for scenarios susceptible to threats of suicide bombers or human IED transports. In particular, the system may be useful for locations with high-volume human traffic requiring a number of security precautions, including airports, bus stations, subway entrances, stadiums, arenas, and convention centers. These situations have a high volume of human traffic that moves at a quick pace, making current screening solutions impractical and cumbersome. Methods such as x-ray examination, millimeter wave radar, mass spectrometry, and neutron spectrometry are only effective when deployed at a close proximity (generally less than five meters) and usually require a significant amount of cooperation by the subject. The detection of concealed explosives or contraband is at a standoff distance of greater than 100 feet or prior to entering a security checkpoint is highly desirable.
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
Currently, Ionfinity has two development contracts with the United States Navy and United States Air Force which made up approximately 75% of its revenues during the period ended March 31, 2006. During 2006, Ionfinity also recorded revenues from NASA/JPL in the amount of $23,000, or 25% of its revenue, related to a contract to improve a soft ionization membrane (“SIM”) device design. The goal of the Navy contract is the development and demonstration of a miniature and portable instrument to measure weapons of mass destruction and industrial chemicals in water and air. The instrument’s small size may make it suitable for future modification and integration into other Navy systems. The contract expires on July 6, 2006. There exist two additional options totaling $205,651 that could be exercised by the Navy. The goal of the Air Force contract is for Ionfinity with its partners including JPL, to develop and demonstrate an innovative nano-propulsion system that incorporates a machined electrostation ion generator that provides direct and complete ionization of propellant gas, the efficient acceleration of ions, a micromachined neutralizing mechanism that prevents spacecraft charging, a compact efficient high voltage power supply, and a micromachined multi-wafer ion engine. The Air Force contract had a base value of $175,000 and a $174,958 option by the Air Force. The option was exercised by the Air Force in March 2005 and has a period of performance through August 31, 2006.
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
Three Months Ended March 31, 2006 Compared to March 31, 2005
Results From Operations
Revenues
Revenues were $113,000 and $47,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in revenues is primarily due to additional billings by Ionfinity to the Navy and Air Force on two Phase II SBIR contracts as compared with the same period in the prior year, as well as contract billings to Caltech/Jet Propulsion Laboratory during 2006. In addition, DMFCC recorded revenues of $21,000 during 2006 and zero in 2005 related to a contract with a customer to supply fuel cell cartridges.
Cost of Revenues
Cost of revenues was $105,000 and $45,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in cost of revenues is primarily due to additional payroll costs and subcontractor and consultant costs being incurred on Ionfinity’s Air Force and Navy contracts during 2006 as compared with the same period in 2005.
Research and Development
Research and development expenses were $182,000 and $45,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $137,000 in research and development expenses results primarily from increases in consulting and subcontract expenses incurred by DMFCC and Arroyo. We expect research and development expenses will continue to increase in the future at DMFCC and Arroyo as these companies develop a commercialized product. Furthermore, as additional technologies are acquired and developed by the Company, we anticipate that research and development expenses will increase as commercialization of these technologies begins to take place.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,241,000 and $226,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $1,015,000 is primarily due to stock compensation expense, payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses. We expect selling, general and administrative expenses will increase in the future as we expand our business.

Other Income (Expense), Net
Other income (expense), net was $19,000 and $17,000 for the three months ended March 31, 2006 and 2005, a difference of $2,000. During the period ended March 31, 2006, the Company recorded increased interest income of approximately $12,000 due to the Company maintaining higher cash balances than the same period in the prior year. In addition, interest and other expenses increased approximately $10,000.
Liquidity and Capital Resources
Net cash used in operating activities was $834,000 for the three months ended March 31, 2006. During the three months ended March 31, 2006, the Company incurred a net loss of $1,387,000 related to higher research and development costs in payroll related costs, consultant expenses and subcontractor costs in order to create, expand and develop the Company’s products. In addition we have incurred higher selling, general and administrative expenses in stock compensation expenses, payroll related expenses, consulting fees, legal and professional expenses and travel expenses.
Net cash provided by financing activities during 2006 was positive $1,994,000. On February 21, 2006, SNK Capital Trust (“SNK”) made an investment of $999,980 in the Company for the purpose of exercising a stock option to buy shares of common stock in the Company. However, the investment was received after the scheduled payment date of February 15, 2006. The Board of Directors of the Company approved acceptance of this investment on March 21, 2006, and 3,571,357 of additional shares of common stock of the Company were issued to SNK effective March 21, 2006. On March 30, 2006, SNK made an investment of $1,000,020 in the Company for the purpose of exercising an additional stock option to buy 3,571,499 shares of common stock in the Company. As of March 31, 2006, the SNK stock option has been fully exercised and no additional shares are subject to the option.
We have incurred substantial losses during the three months ended March 31, 2006; however we have adequate financial resources for the next nine months of operations through December 31, 2006. There is no assurance that the Company will be able to raise any other additional capital, if needed through the issuance of additional equity through private or public offerings.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Other Matters
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
Our net loss for the three months ended March 31, 2006 was $1,387,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
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
The Company has 400,000,000 authorized shares of common stock, of which 291,649,286 were issued and outstanding as of March 31, 2006. Of these issued and outstanding shares, 206,100,477 shares (70.7% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders. Of these shares, 61,204,286 common shares are held by SNK at March 31, 2006, and on April 10, 2006 SNK agreed to a lock-up of its shares until April 9, 2011. In addition, four other shareholders holding a collective 27 million shares have voluntarily agreed to lock-up their shares for five years until April 9, 2011. Also, 176,445,000 common shares held by officers, directors, and founders of ViaSpace LLC are currently restricted, but will become available for sale in the future, subject to volume and manner of sale restrictions under Rule 144 of the Securities Act of 1933. Some of the restrictions associated with these shares will expire June 22, 2006.
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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2006. Although the Company is working to comply with these requirements, the Company has only 20 employees. The Company’s small number of employees is expected to make compliance with Section 404 — especially with segregation of duty control requirements — very difficult and cost ineffective, if not impossible. While the SEC had indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following resolution was approved on February 13, 2006 by written consent of shareholders representing 69.93% of the issued and outstanding common share capital of the Company:
a.	The 2006 Non-Employee Director Option Plan was approved and replaced the 2005 Non- Option Plan that was a part of the previously approved 2005 Stock Incentive Plan.
The following resolution was approved on March 21, 2006 by written consent of shareholders representing 70.3% of the issued and outstanding common share capital of the Company:
b.	The Company amended the Stock Option Agreement between the Company and SNK Capital Trust entered into as of June 15, 2005,

c.	The Company entered into a Stock Settlement Agreement with a majority of the former members of ViaSpace Technologies LLC and amended the Agreement and Plan of Merger by and among ViaSpace Technologies LLC, Robert Hoegler, and Global-Wide Publication Ltd. dated June 15, 2005, with regard to Held Shares.

ITEM 6. EXHIBITS
(a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)
Date: May 11, 2006	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 11, 2006	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer