Form 10QSB
period 2006-06-30
VIASPACE Inc.
filed 2006-08-14
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(626) 768-3360
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,649,286 Shares of $0.001 par value Common Stock issued and outstanding as of August 11, 2006.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

VIASPACE INC.
INDEX

		Page
Part I.	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity as of June 30, 2006 (Unaudited) and December 31, 2005	5

	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis	19

Item 3.	Controls and Procedures	28

Part II.	Other Information:

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	29

Signatures		30
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,941,000	$2,130,000
Accounts receivable, net of allowance for doubtful accounts of zero	74,000	71,000
Marketable securities	246,000	24,000
Prepaid expenses and other current assets	37,000	53,000

TOTAL CURRENT ASSETS	2,298,000	2,278,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $82,000 and $67,000 in 2006 and 2005, respectively	162,000	21,000

OTHER ASSETS	77,000	16,000

TOTAL ASSETS	$2,537,000	$2,315,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$201,000	$186,000
Accrued expenses	332,000	297,000
Unearned revenue	85,000	100,000
Current portion of long-term debt	28,000	27,000

TOTAL CURRENT LIABILITIES	646,000	610,000

LONG-TERM DEBT, net of current portion	86,000	100,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	41,000	51,000

	541,000	551,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized, 291,649,286 and 284,506,430 issued and outstanding in 2006 and 2005, respectively	292,000	285,000
Additional paid in capital	4,917,000	2,200,000
Accumulated other comprehensive loss	296,000	—
Accumulated deficit	(4,241,000)	(1,431,000)

Total stockholders’ equity	1,264,000	1,054,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,537,000	$2,315,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006	2005
REVENUES
Government contracts		$91,000		$188,000	$183,000		$224,000
Other contracts		83,000		—	104,000		11,000

Total revenues		174,000		188,000	287,000		235,000
COST OF REVENUES		146,000		103,000	251,000		148,000

GROSS PROFIT		28,000		85,000	36,000		87,000
OPERATING EXPENSES
Research and development		271,000		268,000	453,000		313,000
Selling, general and administrative expenses		1,211,000		284,000	2,452,000		510,000

Total operating expenses		1,482,000		552,000	2,905,000		823,000

LOSS FROM OPERATIONS		(1,454,000)		(467,000)	(2,869,000)		(736,000)
Interest income and other, net		26,000		3,000	45,000		20,000

LOSS BEFORE MINORITY INTEREST		(1,428,000)		(464,000)	(2,824,000)		(716,000)
Minority interest in consolidated subsidiaries		5,000		(8,000)	14,000		31,000

NET LOSS		$(1,423,000)		$(472,000)	$(2,810,000)		$(685,000)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$	*	$	*	$(0.01)	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		291,619,286		212,797,422	288,354,098		192,546,842

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

NET LOSS	$(1,423,000)	$—	$(2,810,000)	$—
Other Comprehensive Income:
Conversion of securities	292,000	—	292,000	—
Unrealized holding gain on securities	9,000	—	4,000	—

Total Other Comprehensive Income	301,000	—	296,000	—

COMPREHENSIVE LOSS	$(1,122,000)	$—	$(2,514,000)	$—

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, DECEMBER 31, 2004	152,953,000	$153,000	$116,000	$—	$880,000	$1,149,000

Investment by SNK Capital Trust	10,800,000	11,000	989,000			1,000,000
Shares issued for acquisition of Arroyo Sciences, Inc.	60,843,000	61,000	(61,000)			—
Membership interest to Caltech	2,204,000	2,000	(2,000)			—
Pre-existing post-split shares of Global-Wide Publication Ltd.	54,000,000	54,000	(118,000)			(64,000)

BALANCE, JUNE 22, 2005 — Reverse Merger	280,800,000	$281,000	$924,000	$—	$880,000	$2,085,000

Exercise of options by SNK Capital Trust	3,571,000	4,000	996,000			1,000,000
Common stock issued in exchange for common shares in subsidiaries	135,000					—
Stock compensation expense related to warrants			247,000			247,000
Stock compensation expense related to stock options			33,000			33,000
Net loss					(2,311,000)	(2,311,000)

BALANCE, DECEMBER 31, 2005	284,506,000	$285,000	$2,200,000	$—	$(1,431,000)	$1,054,000

Net loss					(2,810,000)	(2,810,000)
Other comprehensive income:
Conversion of securities				292,000		292,000
Unrealized holding gain on securities				4,000		4,000

Comprehensive loss						(2,514,000)
Exercise of options by SNK Capital Trust	7,143,000	7,000	1,993,000			2,000,000
Stock compensation expense related to warrants			327,000			327,000
Stock compensation expense related to stock options			397,000			397,000

BALANCE, JUNE 30, 2006	291,649,000	$292,000	$4,917,000	$296,000	$(4,241,000)	$1,264,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,810,000)	$(685,000)
Depreciation and amortization	17,000	4,000
Stock compensation and warrant expense	724,000	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	(3,000)	39,000
Prepaid expenses	16,000	(2,000)
Other assets	(13,000)	(2,000)
Accounts payable	15,000	58,000
Unearned revenue	(15,000)	(12,000)
Accrued expenses and other	79,000	(3,000)
Related party payable	(20,000)	(12,000)
Minority interest	(10,000)	(34,000)

Net cash used in operating activities	(2,020,000)	(649,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(156,000)	(5,000)
Purchase of Arroyo Sciences, Inc., net of cash and cash equivalents	—	148,000

Net cash provided by (used in) investing activities	(156,000)	143,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options by SNK Capital Trust	2,000,000	—
Investment by SNK Capital Trust	—	1,000,000
Deposit from SNK Capital Trust for exercise of stock option	—	500,000
Payments on long-term debt	(13,000)	(7,000)
Reverse merger adjustment	—	(21,000)

Net cash provided by financing activities	1,987,000	1,472,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,000)	966,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,130,000	1,933,000

CASH AND CASH EQUIVALENTS, End of period	$1,941,000	$2,899,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of Arroyo Sciences, Inc.
Cash purchase price		$—
Working capital acquired, net of cash and cash equivalents of $118,758		(98,000)
Long-term loan assumed		(50,000)

		$(148,000)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,000	$5,000
Income taxes	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited consolidated financial statements of VIASPACE Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-QSB of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the June 30, 2005 consolidated financial statements in order to conform to the June 30, 2006 consolidated financial statement presentation. Some information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with Securities and Exchange Commission’s rules and regulations for interim financial reporting. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB.
Principles of Consolidation — The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), Ionfinity LLC (“Ionfinity”) and Concentric Water Technology LLC (‘Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting including. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Fiscal Year End — The Company’s fiscal year ends December 31.
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and Arroyo. The Company’s controlling interest requires that these companies’ operations be included in the consolidated financial statements. The percentage of Ionfinity and DMFCC that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At June 30, 2006, all of the Company’s marketable securities are available for sale.
Intangible Assets — The Company’s intangible assets consist of, among other things, (1) a license to a patent that is being amortized over twenty years and (2) software application code that is being amortized over three years. All intangible assets are subject to impairment tests on an annual or periodic basis. Note 4 describes the impact of accounting for the adoption of SFAS No. 142,

“Goodwill and Intangible Assets”. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Income Taxes — Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) using the liability method. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 was $5,000 and $4,000, respectively. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS No. 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.
Revenue Recognition — The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer and when the Company has received acceptance notification by the government program officer. Product sales revenues are recognized upon shipment, as title passes, FOB shipping point. Management fees are recognized as received for services to third party entities. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.
Stock Based Compensation — VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s current fiscal year that began January 1, 2006, the Company has adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)” using the modified prospective application transition method.
For fiscal years prior to January 1, 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. VIASPACE and DFMCC had adopted the disclosure provisions of SFAS. No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if VIASPACE and DMFCC had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss applicable to common shares, as reported	$(472,000)	$(685,000)

Add: Stock-based employee compensation included in reported net loss	—	—
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	—	—

Pro forma net loss	$(472,000)	$(685,000)

Net loss per share — as reported: basic and diluted	$ *	$ *

Net loss per share — pro forma: basic and diluted	$ *	$ *

*	Less than $0.01
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
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentration of credit of credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.

Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — FIXED ASSETS
Fixed assets are comprised of the following at June 30, 2006 and December 31, 2005:

	June 30,
	2006	December 31,
	(Unaudited)	2005
Computer equipment and software	$158,000	$66,000
Lab equipment	7,000	—
Furniture and fixtures	53,000	19,000
Leasehold improvements	26,000	3,000

Total property and equipment	244,000	88,000
Less: Accumulated depreciation	82,000	67,000

Fixed assets, net	$162,000	$21,000

Depreciation expense was $12,000 and $2,000 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $15,000 and $4,000 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 3 — MARKETABLE SECURITIES
As of June 30, 2006, the Company owns 2,388,408 shares in QWIP Systems, Inc. (“QWIP”). The fair market value of these shares was $246,000 at June 30, 2006. As of December 31, 2005, the Company owned 203,740 shares in QWIP. The fair market value of these shares was $20,374 at December 31, 2005. In addition to these shares, the Company holds 3610.017 shares in QWIP Technologies, Inc., a subsidiary of QWIP, that are being held in escrow by QWIP subject to certain time restrictions. When the escrow restrictions lapse, these shares are redeemable and convertible into 1,629,859 shares of QWIP. As of June 30, 3006, the Company has reflected unredeemed QWIP shares at $50,000, reflecting a marketable securities discount rate due to price volatility and other discount factors. The total shares owned in QWIP by the Company including the issued shares and the shares subject to escrow restrictions total 4,018,266 shares. Of the total shares of QWIP that the Company has rights to, California Institute of Technology is entitled to receive 220,966 QWIP shares as part of a prior agreement. This would result in net QWIP shares owned by the Company totaling 3,797,300 shares. As of June 30, 2006, the Company owns 15% of the total outstanding shares of QWIP based on redeemed QWIP shares.
In addition, the Company held 50 escrowed shares of QWIP Series A Preferred Stock that could be released from escrow on the basis of one share for every $10,000 of positive cash flow from operations generated by QWIP Technologies, Inc. The escrow features lapsed on June 1, 2006 at which time these shares were forfeited. No escrowed shares were released to the Company prior to June 1, 2006.
NOTE 4 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at June 30, 2006 and December 31, 2005:

	June 30,
	2006	December 31,
	(Unaudited)	2005
Amortized intangible assets, gross:
License to patent	$10,000	$10,000
Software Code	10,000	10,000

Total intangible assets, gross	20,000	20,000
Less: Accumulated amortization	6,000	4,000

Total intangible assets, net	$14,000	$16,000

Total amortization expense for intangible assets was $1,000 and zero for the three months ended June 30, 2006 and 2005, respectively. Total amortization expense for intangible assets was $2,000 and zero for the six months ended June 30, 2006 and 2005, respectively.

The anticipated annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2005 and thereafter are as follows:

	License to	Software
Year	Patent	Code	Total
2006	$1,000	$3,000	$4,000
2007	1,000	4,000	5,000
2008	1,000	—	1,000
2009	1,000	—	1,000
2010	1,000	—	1,000
Thereafter	4,000	—	4,000

Total	$9,000	$7,000	$16,000

NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
Ionfinity. As of June 30, 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on Ionfinity’s two government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
DMFCC. As of June 30, 2006, the Company owned 71.4% of the outstanding shares of voting stock of DMFCC. On May 15, 2006, the Company exercised an existing option it had with California Institute of Technology (“Caltech”) whereby the Company issued to Caltech a total of 150,000 common shares in DMFCC in exchange for approximately three issued and six pending fuel cell technology patents.
Other Affiliated Companies. As of June 30, 2006, the Company owned 100% of the voting stock of Arroyo, 73.9% of the capital stock of eCARmerce and 100% of the membership interests of Concentric Water. As of June 30, 2006, the Company owns 486,135 common shares of ViaLogy Corp. (“ViaLogy”), a company originally formed by ViaSpace LLC. The Company currently owns approximately 1.1% of the total outstanding equity of ViaLogy on a fully diluted basis. In addition, the CEO, Vice President/COO, and CFO of the Company combined own approximately 2.5% of the outstanding equity of ViaLogy. The Company does not have any recorded basis on these shares included in the Consolidated Balance Sheet.
NOTE 6 — LONG-TERM DEBT
Long-term debt is comprised of the following at June 30, 2006 and December 31, 2005:

	June 30,
	2006	December 31,
	(Unaudited)	2005
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 7/1/2009	$40,000	$45,000
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 9/1/2009	74,000	82,000

Total Long-term Debt	114,000	127,000
Less Current Portion	28,000	27,000

Net Long-term Debt	$86,000	$100,000

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

Ionfinity has consulting agreements with two minority owners and directors of Ionfinity to perform work on government contracts with the United States Navy and Air Force. One of these minority owners has a 47.9% membership interest in Ionfinity. As of June 30, 2006, $4,000 is included in accounts payable related to amounts owed to these individuals but not paid. During 2006, $31,000 has been billed by these two minority owners to Ionfinity for consulting work on these contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to Arroyo for $20,000 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in the third quarter of 2006. The $10,000 owed to Dr. Gulati is included in accounts payable at June 30, 2006.
Arroyo has included in accounts payable an amount of $7,500 due to ViaLogy for consulting services performed by ViaLogy for Arroyo. This amount is expected to be paid in 2006. The Company owns 1.1% of the total outstanding equity of ViaLogy on a fully diluted basis. Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, Vice President/COO; and Mr. Stephen J. Muzi, CFO, combined own approximately 2.5% of the outstanding equity of ViaLogy.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2007 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
At June 30, 2006 and December 31, 2005, the Company has included in accrued expenses a payable of $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen and Mr. Abdallat by ViaSpace LLC prior to its merger with the Company. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. This amount remains on the Consolidated Balance Sheet as a liability of the Company.
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
On June 15, 2005, the Company and SNK entered into a stock option agreement (“Option Agreement”) to supercede and replace the previous option between the Company and SNK. This agreement granted SNK an option (the “Option”) to purchase up to 36,000,000 shares of common stock of the Company for $0.28 per share. The option term was based on four milestones and was set to expire no later than February 15, 2007. SNK timely met the first two milestones of the Option Agreement by exercising the Option Agreement to purchase $1,000,000 of Company common stock prior to August 15, 2005. On June 28, 2005, the Company received $500,000 from SNK for the exercise of a portion of the Option and 1,785,715 shares of common stock were issued to SNK on July 14, 2005. On August 31, 2005, the Company received an additional $500,000 from SNK for the exercise of an additional portion of the Option and 1,785,715 shares of common stock were issued to SNK. The third milestone was required to occur on or before February 15, 2006, and required that an additional $1,000,000 of Company common stock be purchased prior to that date. SNK remitted $999,980 to the Company on February 21, 2006, following the expiration period of the option.
On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to amend the Option Agreement (“Amended Option Agreement”) with SNK. The Amended Option Agreement reduced the total number of shares of common stock that could be purchased by SNK from 36,000,000 to 10,714,286 and changed the option expiration term from February 15, 2007 to

March 31, 2006. The exercise price of the option remained the same. The Amended Option Agreement allowed the Company to accept the $999,980 remitted to the Company on February 21, 2006; and 3,571,357 shares of common stock were issued to SNK on that date. On March 30, 2006, the Company received an additional $1,000,020 from SNK to exercise the remaining 3,571,499 shares of common stock subject to the Option. As of March 30, 2006, the Option had been fully exercised.
The Option described above was originally granted to SNK subject to certain terms and conditions. Upon the completion of the Company’s merger on June 22, 2005, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time were held in trust by the Company, as part of the consideration for the granting of the Option. The Held Shares were to be released either to SNK as exercise thresholds were met by SNK, or to certain prior members of ViaSpace LLC if the Option expired without SNK meeting the exercise thresholds. On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to enter into a Stock Settlement Agreement with SNK. The Stock Settlement Agreement removed the conditions related to the Held Shares and all of the Held Shares were released to SNK. As of June 30, 2006, SNK holds 61,204,296 common shares of the Company, or 21% of the issued and outstanding common shares of the Company. On April 10, 2006, SNK agreed to a lock-up of its shares until April 9, 2011.
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan provides for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. On February 13, 2006, the Board approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and the 2006 Director Plan was approved by the holders of a majority of the Company’s common stock. The 2006 Director Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the Board of Directors as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s Board and annual grants of 50,000 options, or such other number of options as determined by the Board of Directors, to outside members of the Board that have served at least six months.
The Company’s Board of Directors administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees vest generally over four years. Options issued to directors generally vest over one year. An aggregate of 24,231,000 shares were available for future grant at June 30, 2006. During the six months ended June 30, 2006, the Company granted 2,654,000 stock options to employees and consultants to purchase common shares with exercise prices ranging from $0.80 to $2.03.
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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the last 60 days of market prices prior to the grant date. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a 9% forfeiture rate as of June 30, 2006. The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued during the six month period ended June 30, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

Risk free interest rate	4.32% - 5.06%
Dividends	0%
Volatility factor	62.91% - 83.45%
Expected life	6.67 years
Annual forfeiture rate	9%
The following table summarizes activity in the Company’s Plan for the period ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,485,000	$2.50
Granted	2,654,000	1.04
Exercised	—	—
Forfeited	(370,000)	2.41

Outstanding at June 30, 2006	3,769,000	$1.48	9.2	$—

Exercisable at June 30, 2006	295,000	$2.43	6.8	$—

The Company recorded $396,000 of compensation expense for employee, director and consultant stock options during the six months ended June 30, 2006. At June 30, 2006, there was a total of $2,801,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 9.2 years.
No comparable information is presented for the six month period ended June 30, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of the Company’s 2006 fiscal year.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2 million shares of DMFCC stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of June 30, 2006, the DMFCC

Option Plan has outstanding 1,631,000 option shares and 369,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 476,000 are non-statutory stock options issued to consultants. During the six month period ended June 30, 2006, DMFCC issued no stock options. If stock options are issued, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options issued prior to June 30, 2006, the fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.
The following table summarizes activity in the DMFCC Option Plan for the period ended June 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,631,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2006	1,631,000	$.02	8.3	$127,000

Exercisable at June 30, 2006	1,395,000	$.02	8.3	$115,000

DMFCC recorded less than $1,000 of compensation expense for employee, director and consultant stock options during the six months ended June 30, 2006. At June 30, 2006, there was a total of $2,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. The cost is expected to be recognized over a weighted average period of 8.3 years.
No comparable information is presented for the six month period ended June 30, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of DMFCC’s 2006 fiscal year.
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
The third warrant issued to Synthetica (“Warrant No. 3”) gives Synthetica the right to purchase 250,000 shares of Common Stock at an exercise price of $4.00 per share. Warrant No. 3 was fully vested upon issuance and expires upon the earliest to occur of the following: (i) the date of termination of the Consulting Agreement by the Company due to a material breach of the Consulting Agreement by Synthetica; (ii) the closing of a merger or consolidation of the Company pursuant to which the stockholders of the Company hold less than 50% of the voting securities of the surviving or acquiring entity, or a sale of all or substantially all the assets of the Company; (iii) August 16, 2007, provided that the Company’s Common Stock has not become publicly traded on NASDAQ on or prior to such time; or (iv) August 16, 2009.
For the six months ended June 30, 2006, the Company recorded stock compensation expense of $327,000 related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero.
DMFCC Shares Issued in Connection with License Agreements
DMFCC entered into a technology license agreement with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) on May 21, 2002 and a second technology license agreement with Caltech on January 17, 2003. The licensed technology is composed of patents owned by Caltech and USC. According to the license agreements, upon the raising of equity by DMFCC in excess of $2,000,000, the Company can exercise its rights to designated patents in exchange for shares of DMFCC common stock. As of December 31, 2005, 25,000 shares of DMFCC had been issued to Caltech and USC related to these technology licenses. On January 19, 2006, DMFCC exercised the option rights to a certain group of patents and issued 2,112,648 DMFCC common shares to Caltech and USC. On May 15, 2006, DMFCC exercised the option rights to a certain group of patents and issued 150,000 DMFCC common shares to Caltech. As of June 30, 2006, a total of 2,287,648 shares of DMFCC common stock are held by Caltech and USC, or 11.4% of the total outstanding shares of DMFCC on a fully diluted basis.
Note 9 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and Arroyo. The 401(k) Plan allows employees to contribute up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.
Note 10 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended June 30, 2006, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 to these financial statements). The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.
The amounts shown as “Corporate Administrative Costs” consist of unallocated corporate-level operating expenses. In addition, the Company does not allocate other income/expense, net to reportable segments.
Information on reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
DMFCC	$22,000	$—	$43,000	$—
Arroyo	61,000	—	61,000	—
Ionfinity	91,000	188,000	183,000	235,000

Total Revenue	$174,000	$188,000	$287,000	$235,000

Income (Loss) From Operations:
DMFCC	$(348,000)	$(235,000)	$(652,000)	$(368,000)
Arroyo	(217,000)	(213,000)	(426,000)	(321,000)
Ionfinity	(2,000)	75,000	(21,000)	65,000

Loss From Operations by Reportable Segments	(567,000)	(373,000)	(1,099,000)	(624,000)
Corporate Administrative Costs (including Stock Compensation and Warrant Expense of $724,000 and zero in 2006 and 2005, respectively	(887,000)	(94,000)	(1,770,000)	(112,000)

Loss From Operations	$(1,454,000)	$(467,000)	$(2,869,000)	$(736,000)

	June 30, 2006	December 31,
	(Unaudited)	2005
Assets:
DMFCC	$428,000	$1,096,000
Arroyo	177,000	132,000
Ionfinity	123,000	153,000
Corporate	1,810,000	934,000

Total Assets	$2,538,000	$2,315,000

Note 11 – COMMITMENTS AND CONTINGENCIES
Employment Agreements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2007 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.

Royalty Commitments
Arroyo has a nonexclusive software license agreement with Caltech for executable code and source code pertaining to Spacecraft Health Inference Engine (“SHINE”) whereby Arroyo has agreed to pay Caltech royalties from the sale or licensing of software or license products related to SHINE. This SHINE agreement provides for the following minimum royalties to Caltech: $10,000 due September 28, 2006; $10,000 due September 28, 2007; $12,500 due September 28, 2008; $15,000 due September 28, 2009; $17,500 due September 28, 2010; and $20,000 due each year from September 28, 2011 to 2015.
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
On March 15, 2006, VIASPACE entered an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to Spacecraft Health Inference Engine (“VIASPACE SHINE Agreement”). VIASPACE has agreed to pay Caltech royalties from the sale or licensing of software or license products related to the VIASPACE SHINE Agreement. It provides for the following minimum royalties to Caltech: $25,000 due February 1, 2008 and every year thereafter.
Leases
Until April 30, 2006, the Company leased office and laboratory space on a month-to-month basis. On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease are as follows:

Years Ended
Fiscal Year	December 31,
2006	$64,000
2007	130,000
2008	134,000
2009	138,000
2010	142,000
Thereafter	73,000

Total minimum lease payments	$681,000

Rent expense charged to operations for the three months ended June 30, 2006 and 2005 was $20,000 and $10,000, respectively. Rent expense charged to operations for the six months ended June 30, 2006 and 2005 was $28,000 and $16,000, respectively.
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

NOTE 12 — NET LOSS PER SHARE
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
The following table sets forth common stock equivalents (potential common stock) for the periods ended June 30, 2006 and 2005 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	As of June 30,
	2006	2005
Stock Options	3,769,000	—
Warrants	1,000,000	—
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006	2005
Basic and diluted net loss per share:
Numerator:

Net loss attributable to common stock		$(1,423,000)		$(472,000)	$(2,810,000)		$(685,000)

Denominator:

Weighted average shares of common stock outstanding		291,619,286		212,797,422	288,354,098		192,546,842

Net loss per share of common stock, basic and diluted	$	*	$	*	$(0.01)	$	*

*	Less than $0.01 per common share.
Note 13 — FINANCIAL ACCOUNTING DEVELOPMENTS
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and /or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and /or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management of the Company does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management of the Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Management of the Company does not believe that SFAS No. 156 will have a material impact on the Company’s financial statements.
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
VIASPACE Overview
VIASPACE works to transform proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions. VIASPACE is developing these technologies into hardware and software products that we believe will fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from Caltech, which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE plans to leverage this large government research and development investment – made originally for space and defense applications into commercial products. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), and Ionfinity LLC (“Ionfinity”). As of June 30, 2006, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in Arroyo, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric

Water Technology LLC, an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. On January 19, 2006, DMFCC exercised an existing option it had with Caltech and University of Southern California (“USC”) whereby the Company issued to Caltech and USC common shares in DMFCC in exchange for licenses to fuel cell technology patents. On May 15, 2006, DMFCC exercised an existing option it had with Caltech whereby the Company issued to Caltech common shares in DMFCC in exchange for licenses to approximately three issued and six pending fuel cell technology patents. As of June 30, 2006, DMFCC has licenses to approximately 56 issued patents and 62 pending fuel cell technology patents.
Critical accounting policies and estimates
Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”), suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements in the section entitled “Financial Statements”.
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
Three Months Ended June 30, 2006 Compared to June 30, 2005
Results From Operations
Revenues
Revenues were $174,000 and $188,000 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $14,000. The decrease in revenues is primarily due to lower billings of $97,000 by Ionfinity to the Navy and Air Force on two Phase II SBIR contracts in 2006 as compared with 2005. This decrease was offset by increases in revenues of $22,000 at DMFCC related to a contract with a customer to supply fuel cell cartridges as well as an increase in revenues of $61,000 at Arroyo primarily due to a contract with L3 Communications (“L3”) for the Advanced Container Security Device (“ACSD”) project, under a contract award to L-3 by the US Department of Homeland Security.
Cost of Revenues
Cost of revenues was $146,000 and $103,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of $43,000. The increase in cost of revenues is primarily due to additional payroll costs and subcontractor and consultant costs being incurred on DMFCC’s contract with a customer to supply fuel cell cartridges and also costs related to Arroyo’s contract with L3 Communications for the ACSD project.

Research and Development
Research and development expenses were $271,000 and $268,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of $3,000. We expect research and development expenses, including consulting and subcontract expenses, will continue to increase in the future at VIASPACE, DMFCC and Arroyo as these companies work to develop and commercialize products and explore new opportunities. Furthermore, as additional technologies are acquired and developed by the Company, we anticipate that research and development expenses will increase.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,211,000 and $284,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of $927,000. Stock compensation and warrant expense of $331,000 was recorded during 2006 and zero was recorded in 2005 which accounts for a portion of the increase. The remaining increase is primarily due to increased payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses in 2006 as compared with 2005. We expect selling, general and administrative expenses will increase in the future as we expand our business.
Other Income (Expense), Net
Other income (expense), net was $26,000 and $3,000 for the three months ended June 30, 2006 and 2005, an increase of $23,000. The increase is primarily due to the higher interest income recorded due to the Company maintaining higher cash balances in 2006 as compared with the same period in 2005.
Six Months Ended June 30, 2006 Compared to June 30, 2005
Results From Operations
Revenues
Revenues were $287,000 and $235,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $52,000. A decrease in revenues at Ionfinity of $52,000 due to lower revenues on their Navy and Air Force Phase II SBIR contracts in 2006 as compared with 2005, was offset by increased revenues of $104,000 at DMFCC and Arroyo. DMFCC recorded revenues of $43,000 related to a contract with a customer to supply fuel cell cartridges. In addition, Arroyo recorded revenues of $61,000 primarily due to the contract with L3 for the ACSD project, under a contract award to L-3 by the US Department of Homeland Security.
Cost of Revenues
Cost of revenues was $251,000 and $148,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $103,000. The increase in cost of revenues is primarily due to additional payroll costs and subcontractor and consultant costs being incurred on DMFCC’s contract with a customer to supply fuel cell cartridges and also costs related to Arroyo’s contract with L3 for the ACSD project.
Research and Development
Research and development expenses were $453,000 and $313,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $140,000. We expect research and development expenses, including consulting and subcontract expenses, will continue to increase in the future at VIASPACE, DMFCC and Arroyo as these companies work to develop commercialized products and explore new opportunities. Furthermore, as additional technologies are acquired and developed by the Company, we anticipate that research and development expenses will increase.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2,452,000 and $510,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of $1,942,000. Stock compensation and warrant expense of $693,000 was recorded during 2006 and zero was recorded in 2005 which accounts for a portion of the increase. The remaining increase is primarily due to increased payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses in 2006 as compared with 2005. We expect selling, general and administrative expenses will increase in the future as we expand our business.

Other Income (Expense), Net
Other income (expense), net was $45,000 and $20,000 for the six months ended June 30, 2006 and 2005, an increase of $25,000. The increase is primarily due to the higher interest income recorded due to the Company maintaining higher cash balances in 2006 as compared with the same period in 2005.
Liquidity and Capital Resources
Net cash used in operating activities was $2,020,000 for the six months ended June 30, 2006. During the six months ended June 30, 2006, the Company incurred a net loss of $2,810,000 related to higher research and development costs in payroll related costs, consultant expenses and subcontractor costs in order to create, expand and develop the Company’s products. In addition, we have incurred higher selling, general and administrative expenses in stock compensation expenses, payroll related expenses, consulting fees, legal and professional expenses and travel expenses.
Net cash provided by financing activities during 2006 was positive $1,987,000. On February 21, 2006, SNK Capital Trust (“SNK”) made an investment of $999,980 in the Company for the purpose of exercising a stock option to buy shares of common stock in the Company. However, the investment was received after the scheduled payment date of February 15, 2006. The Board of Directors of the Company approved acceptance of this investment on March 21, 2006, and 3,571,357 additional shares of common stock of the Company were issued to SNK effective March 21, 2006. On March 30, 2006, SNK made an investment of $1,000,020 in the Company for the purpose of exercising an additional stock option to buy 3,571,499 shares of common stock in the Company. As of March 31, 2006, the SNK stock option has been fully exercised and no additional shares are subject to the option.
We have incurred substantial losses during the six months ended June 30, 2006, but we have adequate financial resources for the next six months of operations through December 31, 2006. However, we will have to begin to obtain additional funds after the date of this report. We currently expect to attempt to obtain financing through the sale of additional equity securities, but there is no assurance that we will be able to raise such additional capital through private or public equity securities offerings.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of June 30, 2006.
Other Matters
We were contacted informally by the Pacific Regional Office of the Securities Exchange Commission (the “SEC”) in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any entity, security or person. We are cooperating fully with this inquiry.
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
Our net loss for the six months ended June 30, 2006 was $2,810,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts or other sources. Because we do not have an extensive operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
We operate in a changing and unpredictable regulatory environment, which is uncertain.
As our technologies develop, we will be subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to the methanol fuel cells and cartridges being developed by our subsidiary, DMFCC. All fuel cells and cartridges are currently prohibited on-board commercial air flights. In 2005, the International Civil Aviation Organization’s Dangerous Goods Panel (“ICAO DGP”) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action was submitted for comment to all ICAO members and was formally adopted by the 36-member ICAO Council in 2006. The regulation will go into effect on January 1, 2007, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. In addition to their participation in ICAO, some countries such as the U.S. have additional national aviation authorities. In the U.S., this is the Federal Aviation Administration or FAA. These national authorities must approve the ICAO Technical Instructions as well. If the regulation is eventually not adopted, this could negatively impact our business, results of operation and financial condition.
Our success depends upon market acceptance of our technologies and product development, which is uncertain.
The markets for our technologies, including direct methanol fuel cell cartridges are either new or non-existent at the present time. Our success will depend upon the market acceptance of our various products and services. This acceptance may require in certain instances a modification to the culture and behavior of customers to be more accepting of new kinds of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.
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
We operate in a competitive market, against companies with substantially greater resources than we have.
Our subsidiary, DMFCC faces two types of competition. First, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFCC industry. The overall direct methanol fuel cell industry faces competition from other types of fuel cells. BIC Corporation in France and the US and Tokai Corporation in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors of ours. Other companies may enter the cartridge business. Therefore, DMFCC is potentially in competition with every company making direct methanol fuel cells. These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matshusita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. Additionally, Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties: DTI Energy, Inc. based in Los Angeles, CA was licensed in 1993 and Ballard Power Systems, Inc. based in Vancouver British Columbia, Canada was licensed in 1999. These entities could potentially compete with DMFCC in its core strategy. Further, the overall direct methanol fuel cell industry faces competition from other technologies such as potentially improved batteries and fuel cells using other fuels such as hydrogen, borohydrides, ethanol, biofuels, formic acid and butane. At least one company, Tekion, Inc. is pursuing a formic acid fuel cell. The Caltech patents also cover formic acid. Another company, Lillipution Systems Inc., is pursuing a butane fuel cell that operates at temperatures in excess of 700° C. Medis Technologies Ltd. is believed to be pursuing fuel cells powered by borohydrides that decompose into hydrogen.

Arroyo Sciences competes with companies such as Gensym Corporation and other traditional expert system vendors along with other potential niche solution suppliers who develop special purpose hardware for sensor fusion in defense and security applications. We believe that Arroyo differentiates itself by being a software-based solution that can be used on standard microprocessors and also embedded into microcontrollers and similar microelectronics. Large defense and security system integrators with greater resources than the Company, such as L3 Communications Systems, Northrop-Grumman, General Dynamics, and Lockheed-Martin may also compete with the Company.
The competing technologies to the Ionfinity soft ionization membrane approach are the standard ionization techniques such as electron filament ionization, electrospray, and other approaches.
Our markets are highly competitive and many of our competitors have significantly greater resources and better name recognition than we do. These resources could allow those competitors to develop and market products more effectively than the Company, which could adversely affect our future revenues and business.
Due to uncertainties in our business, our capital on hand may not be sufficient to fund our operations until we achieve positive cash flow.
We have expended and expect to continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Our future research and development efforts, in particular, are expected to include development of additional products and services, which will require additional funds. We anticipate that expenditures on research and development will increase as we continue to develop and commercialize our technologies.
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
We have taken steps to retain our key employees and we have entered into employment agreements with some of our key employees. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance on any of our key employees.

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
Risks Related To the Industry
If we fail to successfully introduce new products and services, our future growth may suffer. We expect our areas of future growth to include products and services at an early stage of development.
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
The Company has 400,000,000 authorized shares of common stock, of which 291,649,286 were issued and outstanding as of June 30, 2006. Of these issued and outstanding shares, 206,100,477 shares (70.7% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders. Of these shares, 61,204,286 common shares are held by SNK Capital Trust, and on April 10, 2006 SNK Capital Trust agreed to a lock-up of its shares until April 9, 2011. In addition, four other shareholders holding a collective 27 million shares have voluntarily agreed to lock-up their shares for five years until April 9, 2011. Also, 175,945,000 common shares held by officers, directors, and founders of ViaSpace LLC were originally subject to restrictions under Rule 144 of the Securities Act of 1933. These restrictions expired on June 22, 2006, and could become available for sale in the future if requested by the holders of those shares.
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
Because our common stock is considered a “penny stock”, any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.
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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A resolution to amend the Company’s 2005 Stock Incentive Plan (the “Amendment”) was approved on May 18, 2006 by written consent of shareholders representing 70.7% of the issued and outstanding Common Stock of the Company. The Amendment provides that as of January 1, 2007, and each January 1 thereafter during the term of the Plan, the number of shares of the Company’s Common Stock reserved for issuance thereunder will be automatically increased by an additional number of shares of Common Stock equal to 10% percent of the total number of shares of Common Stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Lease with Pasadena Business Park, LLC dated January 10, 2006, effective beginning May 1, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc.
(Registrant)

Date: August 11, 2006	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 11, 2006	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer