Form 10QSB
period 2006-09-30
VIASPACE Inc.
filed 2006-11-14
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(626) 768-3360
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 292,512,205 Shares of $0.001 par value Common Stock issued and outstanding as of November 10, 2006.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

VIASPACE INC.
INDEX

Page
Part I. Financial Information:

Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4
Consolidated Statements of Stockholders’ Equity as of September 30, 2006 (Unaudited) and December 31, 2005	5
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis	22
Item 3. Controls and Procedures	31

Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits	32
Signatures	33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$791,000	$2,130,000
Accounts receivable, net of allowance for doubtful accounts of zero	244,000	71,000
Marketable securities	213,000	24,000
Prepaid expenses and other current assets	64,000	53,000

TOTAL CURRENT ASSETS	1,312,000	2,278,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $90,000 and $67,000 in 2006 and 2005, respectively	188,000	21,000
OTHER ASSETS	70,000	16,000

TOTAL ASSETS	$1,570,000	$2,315,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$273,000	$186,000
Accrued expenses	313,000	297,000
Unearned revenue	—	100,000
Current portion of long-term debt	28,000	27,000

TOTAL CURRENT LIABILITIES	614,000	610,000

LONG-TERM DEBT, net of current portion	79,000	100,000

TOTAL LIABILITIES	693,0000	710,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	36,000	51,000

	536,000	551,000

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 400,000,000 shares authorized, 291,649,286 and 284,506,430 issued and outstanding in 2006 and 2005, respectively	292,000	285,000
Additional paid in capital	5,566,000	2,200,000
Accumulated other comprehensive loss	256,000	—
Accumulated deficit	(5,773,000)	(1,431,000)

Total stockholders’ equity	341,000	1,054,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,570,000	$2,315,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006	2005
REVENUES
Government contracts		$83,000		$93,000	$266,000		$317,000
Other contracts		300,000		—	404,000		12,000

Total revenues		383,000		93,000	670,000		329,000
COST OF REVENUES		276,000		110,000	527,000		258,000

GROSS PROFIT		107,000		(17,000)	143,000		71,000
OPERATING EXPENSES
Research and development		261,000		133,000	714,000		445,000
Selling, general and administrative expenses		1,399,000		516,000	3,851,000		1,029,000

Total operating expenses		1,660,000		649,000	4,565,000		1,474,000

LOSS FROM OPERATIONS		(1,553,000)		(666,000)	(4,422,000)		(1,403,000)
Interest income and other, net		16,000		37,000	61,000		57,000

LOSS BEFORE MINORITY INTEREST		(1,537,000)		(629,000)	(4,361,000)		(1,346,000)
Minority interest in losses of consolidated subsidiaries		5,000		52,000	19,000		83,000

NET LOSS		$(1,532,000)		$(577,000)	$(4,342,000)		$(1,263,000)

NET LOSS PER SHARE OF COMMON STOCK-Basic and diluted	$	*	$	*	$(0.02)	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING-Basic and diluted		291,619,286		282,935,094	289,464,564		281,519,518

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

NET LOSS	$(1,532,000)	$(577,000)	$(4,342,000)	$(1,263,000)
Other Comprehensive Income:
Conversion of securities	—	—	292,000	—
Unrealized holding gain (loss) on securities	(40,000)	—	(36,000)	—

Total Other Comprehensive Income	(40,000)	—	256,000	—

COMPREHENSIVE LOSS	$(1,572,000)	$(577,000)	$(4,086,000)	$(1,263,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, DECEMBER 31, 2004	152,953,000	$153,000	$116,000	$—	$880,000	$1,149,000
Investment by SNK Capital Trust	10,800,000	11,000	989,000			1,000,000
Shares issued for acquisition of Arroyo Sciences, Inc.	60,843,000	61,000	(61,000)			—
Membership interest to Caltech	2,204,000	2,000	(2,000)			—
Pre-existing post-split shares of Global-Wide Publication Ltd.	54,000,000	54,000	(118,000)			(64,000)

BALANCE, JUNE 22, 2005 - Reverse Merger	280,800,000	$281,000	$924,000	$—	$880,000	$2,085,000
Exercise of options by SNK Capital Trust	3,571,000	4,000	996,000			1,000,000
Common stock issued in exchange for common shares in subsidiaries	135,000					—
Stock compensation expense related to warrants			247,000			247,000
Stock compensation expense related to stock options			33,000			33,000
Net loss					(2,311,000)	(2,311,000)

BALANCE, DECEMBER 31, 2005	284,506,000	$285,000	$2,200,000	$—	$(1,431,000)	$1,054,000
Net loss					(4,342,000)	(4,342,000)
Other comprehensive income:
Conversion of securities				292,000		292,000
Unrealized holding gain (loss) on securities				(36,000)		(36,000)

Comprehensive loss						(4,086,000)
Exercise of options by SNK Capital Trust	7,143,000	7,000	1,993,000			2,000,000
Stock compensation expense related to warrants			491,000			491,000
Stock compensation expense related to stock options			882,000			882,000

BALANCE, SEPTEMBER 30, 2006 (Unaudited)	291,649,000	$292,000	$5,566,000	$256,000	$(5,773,000)	$341,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,342,000)	$(1,263,000)
Depreciation and amortization	26,000	7,000
Stock compensation and warrant expense	1,373,000	101,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	(173,000)	157,000
Prepaid expenses	(11,000)	(41,000)
Other assets	(13,000)	3,000
Accounts payable	87,000	(18,000)
Unearned revenue	(100,000)	(12,000)
Accrued expenses and other	39,000	16,000
Minority interest in losses of consolidated subsidiaries	(15,000)	(86,000)

Net cash used in operating activities	(3,129,000)	(1,136,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(190,000)	(11,000)
Purchase of Arroyo Sciences, Inc., net of cash and cash equivalents	—	148,000

Net cash provided by (used in) investing activities	(190,000)	137,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options by SNK Capital Trust	2,000,000	1,000,000
Investment by SNK Capital Trust	—	1,000,000
Payments on long-term debt	(20,000)	(13,000)
Reverse merger adjustment	—	(22,000)

Net cash provided by financing activities	1,980,000	1,965,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,339,000)	966,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,130,000	1,933,000

CASH AND CASH EQUIVALENTS, End of period	$791,000	$2,899,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of Arroyo Sciences, Inc.
Cash purchase price		$—
Working capital acquired, net of cash and cash equivalents of $118,758		(98,000)
Long-term loan assumed		(50,000)

		$(148,000)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,000	$7,000
Income taxes	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accompanying unaudited consolidated financial statements of VIASPACE Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the September 30, 2005 consolidated financial statements in order to conform to the September 30, 2006 consolidated financial statement presentation. Some information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the Securities and Exchange Commission’s rules and regulations for interim financial reporting. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-KSB.
Principles of Consolidation - The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), Ionfinity LLC (“Ionfinity”) and Concentric Water Technology LLC (‘Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Fiscal Year End — The Company’s fiscal year ends December 31.
Minority Interest in Subsidiaries - Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and Arroyo. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of Ionfinity and DMFCC that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet.
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
Fair Value of Financial Instruments - The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets, which range from three to seven years.
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At September 30, 2006, all of the Company’s marketable securities are available for sale.
Intangible Assets - The Company’s intangible assets consist of, among other things, (1) a license to a patent that is being amortized over twenty years and (2) software application code that is being amortized over three years. All intangible assets are subject to impairment tests on an annual or periodic basis. Note 4 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Intangible Assets”. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Income Taxes - Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) using the liability method. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 was $4,000 and $5,000, respectively. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS No. 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.
Revenue Recognition - The Company recognizes revenue on government contracts when the particular milestone is met and delivered to the customer and when the Company has received acceptance notification by the government program officer. Product sales revenues are recognized upon shipment, as title passes, FOB shipping point. Management fees are recognized as received for services to third party entities. Revenue collected in advance of product shipment or formal acceptance by the customer is reflected as deferred revenue.
Stock Based Compensation - VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s current fiscal year that began January 1, 2006, the Company has adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective application transition method.

For fiscal years prior to January 1, 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. VIASPACE and DFMCC had adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if VIASPACE and DMFCC had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss applicable to common shares, as reported	$(577,000)	$(1,263,000)

Add: Stock-based employee compensation included in reported net loss	—	—
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(8,000)	(8,000)

Pro forma net loss	$(585,000)	$(1,271,000)

Net loss per share — as reported:
basic and diluted	$ *	$ *

Net loss per share — pro forma:
basic and diluted	$ *	$ *

*	Less than $0.01
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
Concentration of Credit Risk - The Company’s financial instruments that are exposed to concentration of credit of credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.
Research and Development - The Company charges research and development expenses to operations as incurred.
NOTE 2 — FIXED ASSETS
Fixed assets are comprised of the following at September 30, 2006 and December 31, 2005:

	September 30,
	2006	December 31,
	(Unaudited)	2005
Computer equipment and software	$184,000	$66,000
Lab equipment	10,000	—
Furniture and fixtures	58,000	19,000
Leasehold improvements	26,000	3,000

Total property and equipment	278,000	88,000
Less: Accumulated depreciation	90,000	67,000

Fixed assets, net	$188,000	$21,000

Depreciation expense was $8,000 and $3,000 for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $23,000 and $7,000 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 3 — MARKETABLE SECURITIES
As of September 30, 2006, the Company owned 2,388,408 shares in QWIP Systems, Inc. (“QWIP”). The fair market value of these shares was $213,000 at September 30, 2006. As of December 31, 2005, the Company owned 203,740 shares in QWIP which had a fair market value of $24,000. In addition to these shares, the Company holds 3610.017 shares in QWIP Technologies, Inc., a subsidiary of QWIP, that are being held in escrow by QWIP subject to certain time restrictions. These shares will be redeemable and convertible into 1,629,859 shares of QWIP when the escrow restrictions lapse. As of September 30, 3006, the Company has reflected the value of the unredeemed QWIP shares at $44,000, reflecting a marketable securities discount rate due to price volatility and other discount factors. The total shares owned in QWIP by the Company including the issued shares as well as the shares redeemable when escrow restrictions lapse total 4,018,266 shares. Of these total shares, California Institute of Technology is entitled to receive 220,966 QWIP shares as part of a prior agreement. This would result in net QWIP shares owned by the Company totaling 3,797,300 shares after all escrow restrictions have lapsed. As of September 30, 2006, the Company owns 13% of the total outstanding shares of QWIP based on redeemed QWIP shares.
In addition, the Company held 50 escrowed shares of QWIP Series A Preferred Stock that could be released from escrow on the basis of one share for every $10,000 of positive cash flow from operations generated by QWIP Technologies, Inc. The escrow features lapsed on June 1, 2006 at which time these shares were forfeited. No escrowed shares were released to the Company prior to June 1, 2006.
NOTE 4 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at September 30, 2006 and December 31, 2005:

	September 30,
	2006	December 31,
	(Unaudited)	2005
Amortized intangible assets, gross:
License to patent	$10,000	$10,000
Software Code	10,000	10,000

Total intangible assets, gross	20,000	20,000
Less: Accumulated amortization	7,000	4,000

Total intangible assets, net	$13,000	$16,000

Total amortization expense for intangible assets was $1,000 and zero for the three months ended September 30, 2006 and 2005, respectively. Total amortization expense for intangible assets was $3,000 and zero for the nine months ended September 30, 2006 and 2005, respectively.
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

NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
Ionfinity. As of September 30, 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
DMFCC. As of September 30, 2006, the Company owned 71.4% of the outstanding shares of voting stock of DMFCC. On May 15, 2006, the Company exercised an existing option it had with California Institute of Technology (“Caltech”) whereby the Company issued to Caltech a total of 150,000 common shares in DMFCC in exchange for approximately three issued and six pending fuel cell technology patents.
Other Affiliated Companies. As of September 30, 2006, the Company owned 100% of the voting stock of Arroyo, 73.9% of the capital stock of eCARmerce and 100% of the membership interests of Concentric Water. As of September 30, 2006, the Company owns 486,135 common shares of ViaLogy Corp. (“ViaLogy”), a company originally formed by ViaSpace LLC. The Company currently owns less than 1% of the total outstanding equity of ViaLogy on a fully diluted basis. In addition, the CEO, Vice President/COO, and CFO of the Company combined own less than 2% of the equity of ViaLogy on a fully diluted basis. The Company does not have any recorded basis on these shares included in the Consolidated Balance Sheet.
NOTE 6 — LONG-TERM DEBT
Long-term debt is comprised of the following at September 30, 2006 and December 31, 2005:

	September 30,
	2006	December 31,
	(Unaudited)	2005
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 7/1/2009	$37,000	$45,000
Community Development Commission of the County of Los Angeles, non-secured, with interest at 5% due 9/1/2009	70,000	82,000

Total Long-term Debt	107,000	127,000
Less Current Portion	28,000	27,000

Net Long-term Debt	$79,000	$100,000

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
Ionfinity has consulting agreements with two minority owners and directors of Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. One of these minority owners has a 47.9% membership interest in Ionfinity. As of September 30, 2006, $16,000 is included in accounts payable related to amounts owed to these individuals but not paid. During 2006, $49,000 has been billed by these two minority owners to Ionfinity for consulting work on these contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to Arroyo for $20,000 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in the fourth quarter of 2006. The $10,000 owed to Dr. Gulati is included in accounts payable at September 30, 2006.
Arroyo has included in accounts payable an amount of $7,500 due to ViaLogy for consulting services performed by ViaLogy for Arroyo. This amount is expected to be paid in 2006. The Company owns less than 1% of the total outstanding equity of ViaLogy on a fully diluted basis. Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, Vice President/COO; and Mr. Stephen J. Muzi, CFO, combined own less than 2% of the outstanding equity of ViaLogy on a fully diluted basis.

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
At September 30, 2006 and December 31, 2005, the Company has included in accrued expenses a payable of $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen and Mr. Abdallat by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. This amount remains on the Consolidated Balance Sheet as a liability of the Company.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement.
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

The Option described above was originally granted to SNK subject to certain terms and conditions. Upon the completion of the Company’s merger on June 22, 2005, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time were held in trust by the Company, as part of the consideration for the granting of the Option. The Held Shares were to be released either to SNK as exercise thresholds were met by SNK, or to certain prior members of ViaSpace LLC if the Option expired without SNK meeting the exercise thresholds. On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to enter into a Stock Settlement Agreement with SNK. The Stock Settlement Agreement removed the conditions related to the Held Shares and all of the Held Shares were released to SNK. On April 10, 2006, SNK agreed to a lock-up of its shares until April 9, 2011. As of September 30, 2006, SNK holds 61,204,296 common shares of the Company, or 21% of the issued and outstanding common shares of the Company.
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan provides for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. On February 13, 2006, the Board approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and the 2006 Director Plan was approved by the holders of a majority of the Company’s common stock. The 2006 Director Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the Board of Directors as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s Board and annual grants of 50,000 options, or such other number of options as determined by the Board of Directors, to outside members of the Board that have served at least six months. On May 18, 2006, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan, effective January 1, 2007 and each January 1 thereafter during the term of the Plan, by an additional number of shares of common stock equal to 10% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year.
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 23,149,000 shares were available for future grant at September 30, 2006. During the nine months ended September 30, 2006, the Company granted 3,754,000 stock options to employees and consultants to purchase common shares with exercise prices ranging from $0.75 to $2.03.
On January 1, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 as allowed under SFAS No. 123.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a 7-year constant maturity. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated and used a 7% forfeiture rate for stock options granted during the three months ended September 30, 2006. The fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued during the nine month period ended September 30, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

Risk free interest rate	4.32% - 5.06%
Dividends	0%
Volatility factor	116.47% - 136.3%
Expected life	6.67 years
Annual forfeiture rate	7% - 9%
The following table summarizes activity in the Company’s Plan for the period ended September 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,485,000	$2.50
Granted	3,754,000	1.00
Exercised	—	—
Forfeited	(388,000)	2.34

Outstanding at September 30, 2006	4,851,000	$1.35	9.1	$—

Exercisable at September 30, 2006	375,000	$2.44	7.6	$—

The Company recorded $882,000 of compensation expense for employee, director and consultant stock options during the nine months ended September 30, 2006. At September 30, 2006, there was a total of $4,313,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 9.1 years.
No comparable information is presented for the nine month period ended September 30, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of the Company’s 2006 fiscal year.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2 million shares of DMFCC stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of September 30, 2006, the DMFCC Option Plan has outstanding 1,631,000 option shares and 369,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 476,000 are non-statutory stock options issued to consultants. During the nine month period ended September 30, 2006, DMFCC issued no stock options. If stock options are issued, the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options issued prior to September 30, 2006, the fair value of each option grant, as calculated by the Black-Scholes method, is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following table summarizes activity in the DMFCC Option Plan for the period ended September 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,631,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	1,631,000	$.02	8.0	$127,000

Exercisable at September 30, 2006	1,421,000	$.02	8.0	$116,000

DMFCC recorded less than $1,000 and $11,000 of compensation expense for employee, director and consultant stock options during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, there was a total of $2,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. The cost is expected to be recognized over a weighted average period of 8.0 years.
No comparable information is presented for the nine month period ended September 30, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of DMFCC’s 2006 fiscal year.
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
For the nine months ended September 30, 2006 and 2005, the Company recorded warrant compensation expense of $491,000 and $90,000, respectively, related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero.

DMFCC Shares Issued in Connection with License Agreements
DMFCC entered into a technology license agreement with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) on May 21, 2002 and a second technology license agreement with Caltech on January 17, 2003. The licensed technology is composed of patents owned by Caltech and USC. According to the license agreements, upon the raising of equity by DMFCC in excess of $2,000,000, the Company can exercise its rights to designated patents in exchange for shares of DMFCC common stock. As of December 31, 2005, 25,000 shares of DMFCC had been issued to Caltech and USC related to these technology licenses. On January 19, 2006, DMFCC exercised the option rights to a certain group of patents and issued 2,112,648 DMFCC common shares to Caltech and USC. On May 15, 2006, DMFCC exercised the option rights to a certain group of patents and issued 150,000 DMFCC common shares to Caltech. As of September 30, 2006, a total of 2,287,648 shares of DMFCC common stock are held by Caltech and USC, or 11.7% of the total outstanding shares of DMFCC on a fully diluted basis.
Note 9 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and Arroyo. The 401(k) Plan allows employees to contribute up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.
Note 10 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended September 30, 2006, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
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
(iii) Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.
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

Information on reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
DMFCC	$21,000	$—	$64,000	$—
Arroyo	279,000	—	340,000	—
Ionfinity	83,000	93,000	266,000	329,000

Total Revenue	$383,000	$93,000	$670,000	$329,000

Income (Loss) From Operations:
DMFCC	$(428,000)	$(266,000)	$(1,080,000)	$(634,000)
Arroyo	(54,000)	(141,000)	(480,000)	(463,000)
Ionfinity	(10,000)	(19,000)	(31,000)	46,000

Loss From Operations by Reportable Segments	(492,000)	(426,000)	(1,591,000)	(1,051,000)
Corporate Administrative Costs (including Stock Compensation and Warrant Expense of $1,373,000 and $101,000 in 2006 and 2005, respectively	(1,061,000)	(240,000)	(2,831,000)	(352,000)

Loss From Operations	$(1,553,000)	$(666,000)	$(4,422,000)	$(1,403,000)

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets:
DMFCC	$128,000	$1,096,000
Arroyo	274,000	132,000
Ionfinity	133,000	153,000
Corporate	1,035,000	934,000

Total Assets	$1,570,000	$2,315,000

Note 11 — COMMITMENTS AND CONTINGENCIES
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

Rent expense charged to operations for the three months ended September 30, 2006 and 2005 was $15,000 and $8,000, respectively. Rent expense charged to operations for the nine months ended September 30, 2006 and 2005 was $43,000 and $24,000, respectively.
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

The following table sets forth common stock equivalents (potential common stock) for the periods ended September 30, 2006 and 2005 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	As of September 30,
	2006	2005
Stock Options	4,851,000	—
Warrants	1,000,000	—
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(1,532,000)		$(577,000)	$(4,342,000)		$(1,263,000)

Denominator:
Weighted average shares of common stock outstanding		291,619,286		282,935,094	289,464,564		223,402,955

Net loss per share of common stock, basic and diluted	$	*	$	*	$(0.02)	$	*

*	Less than $0.01 per common share.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140” (“SFAS No.156”). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.
In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“EITF No. 06-3”). EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for The Company beginning January 1, 2007. The Company does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations.
Note 14 — SUBSEQUENT EVENTS
Amendment to Articles of Incorporation
Effective October 12, 2006, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized common stock from 400,000,000 shares to 800,000,000 shares, as well as to increase the number of shares of authorized preferred stock from 5,000,000 shares to 10,000,000 shares. The par value of the common stock and preferred stock remains at one tenth of one cent ($0.001).
Securities Purchase Agreement (the “Debenture Offering”)
On November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP, a Delaware limited partnership (the “Buyer” and together with the Company, the “Parties”). Pursuant to the terms and subject to the conditions contained in the SPA, we will issue and sell to the Buyer, and the Buyer shall purchase from us, $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which shall be convertible into shares of our common stock, par value $0.001 (the “Common Stock”). The funding of the initial tranche of $1,500,000 closed on November 3, 2006, the funding of the second tranche of $1,200,000 is scheduled to close on the date that the registration statement covering the Common Stock into which the Debentures are convertible is filed and the funding of the third tranche of $1,100,000 is scheduled to close when such registration statement is declared effective. Each Debenture accrues interest at a rate of 10% per annum and the principal and interest on the Debentures are due and payable, if not converted, five years from the date of issuance of the Debentures. The outstanding principal amount of the Debentures is convertible into shares of our Common Stock at the option of the Buyer at a conversion price of $0.60 per share. There are certain instances including an event of default by the Company or in instances whereby future common shares are sold at a common share price lower than the conversion price that the conversion price of the Buyer could be adjusted lower than $0.60 per share. Furthermore, at anytime during the twelve months following the effectiveness of the registration statement referred to above, the note holder shall have the sole option to purchase up to $2,850,000 of additional convertible debentures from the Company on the same terms described above.
Contemporaneously with the execution and delivery of the SPA and the issuance by us to the Buyer of the first Debenture, the Parties executed and delivered (i) an Investor Registration Rights Agreement, pursuant to which we have agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “1933 Act”) and the rules and regulations promulgated there under and applicable state securities laws, covering the Common Stock into which the Debentures are convertible; (ii) Security Agreements (the “Security Agreements”), pursuant to which we and our wholly owned subsidiaries, Arroyo Sciences, Inc. and Concentric Water Technologies, LLC, agreed to provide to Buyer a first priority security interest in certain Pledged Collateral (as this term is defined in the Security Agreements) to secure our obligations under the SPA, the Transaction Documents (as such term is defined in the SPA), or any other of the Company’s obligations to the Buyer; and (iii) Pledge and Escrow Agreements with Dr. Carl Kukkonen, our Chief Executive Officer, and Amjad Abdallat, our Vice President and Chief Operating Officer, pursuant to which Dr. Kukkonen and Mr. Abdallat have agreed to provide the Buyer a security interest in the Pledged Shares (as this term is defined in the Pledge and Escrow Agreements) to secure the Company’s obligations under the SPA.
In connection with the SPA, we also issued to the Buyer (1) a warrant to purchase 1,500,000 shares of our Common Stock for a period of five years at an exercise price of $0.50 per share; (2) a warrant to purchase 2,000,000 shares of our Common Stock for a period of five years at an exercise price of $0.60 per share; (3) a warrant to purchase 885,000 shares of our Common Stock for a period of five years at an exercise price of $0.75 per share; (4) a warrant to purchase 790,000 shares of our Common Stock for a period of five years at an exercise price of $0.95 per share; and (5) a warrant to purchase 600,000 shares of our Common Stock for a period of five years at an exercise price of $1.15 per share (collectively, the “Warrants”). The Common Stock issuable under the Warrants shall have “piggy-back” and demand registration rights. There are certain instances including if future common shares are sold at a common share price lower than the warrant exercise price that the warrant exercise price could be adjusted lower than the warrant exercise prices stated above.
Upon execution of the SPA, we paid the Buyer $15,000 as a structuring fee relating to the SPA. In addition to the other fees described above, we have agreed to pay the Buyer a commitment fee of 10% of the principal amount of any Debenture that we issue in the Debenture Offering, and accordingly, we paid the Buyer a commitment fee of $150,000 when we issued the initial Debenture.
On November 6, 2006, the Company received net proceeds of $1,207,000 from the first tranche, which reflects the commitment fee of 10%, a placement fee of 8% of the net proceeds, the structuring fee and certain other legal fees.
The Company has allocated the entire gross amount of the first tranche received to the beneficial conversion feature in accordance with applicable accounting literature. Because the debenture is convertible at anytime at the option of the note holder, the Company will record an interest charge of $1,500,000 on November 2, 2006.
Additionally, the Company has assessed the conversion and over allotment features embedded in the debenture by applying the applicable accounting standards, and has concluded that these features should be accounted for as derivative instruments apart from their host agreement. As such, the Company will record an interest charge of $3,160,000 on November 2, 2006.
Standby Equity Distribution Agreement (the “Equity Offering”, and together with the Debenture Offering, the “Offerings”)
Concurrently with the SPA described above, on November 2, 2006, we entered into a Standby Equity Distribution Agreement (“SEDA”) with the Buyer, under which the Buyer has committed to provide us with up to $20,000,000 of equity financing over 36 months. Each advance under the SEDA will be for up to a maximum amount of $1,000,000, and there must be at least five trading days between each advance. Our access to the SEDA financing is subject to us having an effective re-sale registration statement on file with the SEC for the securities underlying the SEDA.
Each advance under the SEDA will be a sale by us to the Buyer of newly-issued shares of Common Stock. Subject to a re-sale registration statement being in effect, we will determine whether and when to request an advance, and the amount of the advance. The number of shares to be sold to the Buyer will be determined by dividing the advance amount by 97% of the market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price of our Common Stock during the five consecutive trading days period immediately following the date we send an advance notice to the Buyer. As of November 10, 2006, no amounts have been drawn under the equity line of credit.
Upon execution of the SEDA, we paid the Buyer $10,000 as a structuring fee, and have issued to the Buyer 850,592 shares of restricted unregistered Common Stock (the “Investor Shares”). At the time of each advance under the SEDA, we also will pay the Buyer an amount equal to 5% of each advance amount, plus $500.
We have engaged Newbridge Securities Corporation, a registered broker-dealer, to act as our placement agent in connection with the SEDA. We have also issued 12,327 shares of restricted unregistered Common Stock (the “Newbridge Shares”) to Newbridge as compensation for its services.
Contemporaneously with the execution and delivery of the SEDA, the Parties executed and delivered a Registration Rights Agreement, pursuant to which we have agreed to provide certain registration rights under the 1933 Act and the rules and regulations promulgated thereunder and applicable state securities laws covering public resale of the shares of Common Stock to be sold to the Buyer under the SEDA, the Investor Shares issued to the Buyer, the Gilford Warrant Shares (as defined below) and the Newbridge Shares.
Pursuant to an engagement letter we had entered into with Gilford Securities Incorporated (“Gilford”) relating to the Offerings, we have paid with respect to the first tranche of Debentures, and will continue to pay with respect to future tranches of Debentures and amounts paid under the SEDA, a cash fee of 8% of the net proceeds of the Debenture Offering and 7% of the gross proceeds of the Equity Offering (as defined in the engagement letter with Gilford) and will issue to Gilford warrants to purchase up to 506,666 shares of our restricted unregistered Common Stock at $0.60 per share (the “Gilford Warrant Shares”).

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
VIASPACE Overview
VIASPACE works to transform proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions. VIASPACE is developing these technologies into hardware and software products that we believe will fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from Caltech, which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE plans to leverage this large government research and development investment — made originally for space and defense applications into commercial products. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), Arroyo Sciences, Inc. (“Arroyo”), and Ionfinity LLC (“Ionfinity”). As of September 30, 2006, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in Arroyo, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric Water Technology LLC, an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. On January 19, 2006, DMFCC exercised an existing option it had with Caltech and University of Southern California (“USC”) whereby the Company issued to Caltech and USC common shares in DMFCC in exchange for licenses to fuel cell technology patents. On May 15, 2006, DMFCC exercised an existing option it had with Caltech whereby the Company issued to Caltech common shares in DMFCC in exchange for licenses to approximately three issued and six pending fuel cell technology patents. As of September 30, 2006, DMFCC has licenses to approximately 56 issued patents and 62 pending fuel cell technology patents.
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
Three Months Ended September 30, 2006 Compared to September 30, 2005
Results From Operations
Revenues
Revenues were $383,000 and $93,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $290,000. The increase in revenues is primarily due to higher billings of $279,000 by Arroyo primarily due to a contract with L3 Communications (“L3”) for the Advanced Container Security Device (“ACSD”) project, under a contract award to L-3 by the US Department of Homeland Security. In addition, DMFCC recorded increased revenues of $21,000 related to a contract with a customer to supply fuel cell cartridges. Ionfinity revenues decreased $10,000 due to a slight decrease in its billings on government contracts.
Cost of Revenues
Cost of revenues were $276,000 and $110,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $166,000. The increase in cost of revenues is primarily due to increased direct labor, subcontractor and material costs on Arroyo’s contract with L3 Communications for the ACSD project. In addition, direct costs were incurred on DMFCC’s contract with a customer to supply fuel cell cartridges.
Research and Development
Research and development expenses were $261,000 and $133,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $128,000. Higher payroll related, consulting, and prototype costs related to research and development contributed to the increase in costs. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and Arroyo as these companies work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,399,000 and $516,000 for the three months ended September 30, 2006 and 2005, respectively, an increase of $883,000. Stock compensation and warrant expense of $613,000 was recorded during 2006 and $101,000 was recorded in 2005 which accounts for a portion of the increase. The remaining increase is primarily due to increased payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses in 2006 as compared with 2005. We expect selling, general and administrative expenses will continue to increase in the future as we expand our business.
Other Income (Expense), Net
Other income (expense), net was $16,000 and $37,000 for the three months ended September 30, 2006 and 2005, a decrease of $21,000. The decrease is primarily due to DMFCC recording other income of $25,000 in 2005 from a payment made by a cartridge manufacturing partner upon the signing an agreement between parties.
Nine Months Ended September 30, 2006 Compared to September 30, 2005
Results From Operations
Revenues
Revenues were $670,000 and $329,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $341,000. The increase in revenues is primarily due to higher billings of $340,000 by Arroyo primarily due to a contract with L3 for the ACSD project, under a contract award to L-3 by the US Department of Homeland Security. In addition, DMFCC recorded increased revenues of $64,000 related to a contract with a customer to supply fuel cell cartridges. Ionfinity revenues decreased $63,000 due to lower billings on its government contracts.

Cost of Revenues
Cost of revenues were $527,000 and $258,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $269,000. The increase in cost of revenues is primarily due to increased direct labor, subcontractor and material costs on Arroyo’s contract with L3 Communications for the ACSD project. In addition, direct costs were incurred on DMFCC’s contract with a customer to supply fuel cell cartridges.
Research and Development
Research and development expenses were $714,000 and $445,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $269,000. Higher payroll related, consulting, and prototype costs related to research and development contributed to the increase in costs. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and Arroyo as these companies work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3,851,000 and $1,029,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $2,822,000. Stock compensation and warrant expense of $1,306,000 was recorded during 2006 and $101,000 was recorded in 2005 which accounts for a portion of the increase. The remaining increase is primarily due to increased payroll related expenses, consulting fees, higher legal and professional expenses and travel expenses in 2006 as compared with 2005. We expect selling, general and administrative expenses will increase in the future as we expand our business.
Other Income (Expense), Net
Other income (expense), net was $61,000 and $57,000 for the nine months ended September 30, 2006 and 2005, an increase of $4,000. The increase is primarily due to the higher interest income recorded due to the Company maintaining higher cash balances in 2006 as compared with the same period in 2005.
Liquidity and Capital Resources
Net cash used in operating activities was $3,129,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company incurred a net loss of $4,342,000 related to higher research and development costs in payroll related costs, consultant expenses and subcontractor costs in order to create, expand and develop the Company’s products. In addition, the Company has incurred higher selling, general and administrative expenses in stock compensation and warrant expenses, payroll related expenses, consulting fees, legal and professional expenses and travel expenses.
Net cash provided by financing activities during 2006 was positive $1,980,000. On February 21, 2006, SNK Capital Trust (“SNK”) made an investment of $999,980 in the Company for the purpose of exercising a stock option to buy shares of common stock in the Company. However, the investment was received after the scheduled payment date of February 15, 2006. The Board of Directors of the Company approved acceptance of this investment on March 21, 2006, and 3,571,357 additional shares of common stock of the Company were issued to SNK effective March 21, 2006. On March 30, 2006, SNK made an investment of $1,000,020 in the Company for the purpose of exercising an additional stock option to buy 3,571,499 shares of common stock in the Company.
As discussed in Note 14, on November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP. Pursuant to the terms and subject to the conditions contained in the SPA, we will issue and sell to the Buyer, and the Buyer shall purchase from us, $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which shall be convertible into shares of our common stock, par value $0.001 (the “Common Stock”). The funding of the initial tranche of $1,500,000 closed on November 3, 2006, the funding of the second tranche of $1,200,000 is scheduled to close on the date that the registration statement covering the Common Stock into which the Debentures are convertible is filed and the funding of the third tranche of $1,100,000 is scheduled to close when such registration statement is declared effective. Each Debenture accrues interest at a rate of 10% per annum and the principal and interest on the Debentures are due and payable, if not converted, five years from the date of issuance of the Debentures. The outstanding principal amount of the Debentures is convertible into shares of our Common Stock at the option of the Buyer at a conversion price of $0.60 per share. Concurrently with the SPA described above, on November 2, 2006, we entered into a Standby Equity Distribution Agreement (“SEDA”) with the Buyer, under which the Buyer has committed to provide us with up to $20,000,000 of equity financing over 36 months. Each advance under the SEDA will be for up to a maximum amount of $1,000,000, and there must be at least five trading days between each advance. Our access to the SEDA financing is subject to us having an effective re-sale registration statement on file with the SEC for the securities underlying the SEDA. Each advance under the SEDA will be a sale by us to the Buyer of newly-issued shares of Common Stock. Subject to a re-sale registration statement being in effect, we will determine whether and when to request an advance, and the amount of the advance. The number of shares to be sold to the Buyer will be determined by dividing the advance amount by 97% of the market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price of our Common Stock during the five consecutive trading days period immediately following the date we send an advance notice to the Buyer.
We have incurred substantial losses during the nine months ended September 30, 2006, however, due to financing activities referred to above, the Company believes it has adequate financial resources for the next twelve months of operations. The Company’s ability to draw on the SEDA mentioned above and to obtain the third tranche of financing is contingent on the Company obtaining an effective registration of the above mentioned securities. In the case that an effective registration is not obtained, the Company would attempt to obtain financing from additional sources although there is no assurance that we would be able to raise such additional capital through private or public equity or debt securities offerings.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of September 30, 2006.
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
Our net loss for the nine months ended September 30, 2006 was $4,342,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts or other sources. Because we do not have an extensive operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
We operate in a changing and unpredictable regulatory environment, which is uncertain.
As our technologies develop, we will be subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to the methanol fuel cells and cartridges being developed by our subsidiary, DMFCC. All fuel cells and cartridges are currently prohibited on-board commercial air flights. In 2005, the International Civil Aviation Organization’s Dangerous Goods Panel (“ICAO DGP”) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-

board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action was submitted for comment to all ICAO members and was formally adopted by the 36-member ICAO Council in 2006. The regulation will go into effect on January 1, 2007, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. In addition to their participation in ICAO, some countries such as the U.S. have additional national aviation authorities. In the U.S., this is the Federal Aviation Administration or FAA. These national authorities must approve the ICAO Technical Instructions as well. If the regulation is eventually not adopted, this could negatively impact our business, results of operation and financial condition.
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
Our assets are subject to a security agreement related to Company financing.
In conjunction with the Company’s financing with Cornell Capital Partners, LP, the Company has pledged the parent Company assets and the assets of its wholly owned subsidiaries as security for the convertible debentures. If the Company defaults on the terms of the convertible debenture agreements, Cornell Capital Partners, LP would have full rights to these assets.

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
The Company has 400,000,000 authorized shares of common stock, of which 291,649,286 were issued and outstanding as of September 30, 2006. As mentioned in Note 14, on October 12, 2006, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized common stock from 400,000,000 shares to 800,000,000 shares, as well as to increase the number of shares of authorized preferred stock from 5,000,000 shares to 10,000,000 shares. In addition, as mentioned in Note 14, the Company issued 862,919 shares to two parties on November 2, 2006, related to Company’s financing from Cornell Capital Partners LP. As on November 2, 2006, the Company has 292,512,205 shares of common stock issued and outstanding. Of these issued and outstanding shares, 206,100,477 shares (70.5% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders. Of these shares, 61,204,286 common shares are held by SNK Capital Trust which are subject to a lock-up of its shares until April 9, 2011. In addition, four other shareholders holding a collective 27 million shares have voluntarily agreed to lock-up their shares for five years until April 9, 2011. As of November 2, 2006, 238,012,205 shares of common stock are labeled restricted shares by our transfer agent. Of these restricted shares, 175,820,000 common shares held by officers, directors, and founders of ViaSpace LLC were originally subject to restrictions under Rule 144 of the Securities Act of 1933. These restrictions expired on June 22, 2006, and could become available for sale in the future if requested by the holders of those shares.
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
Our executive officers, directors and principal shareholders own 70.5% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.
Our executive officers, directors and principal shareholders hold, in the aggregate, 70.5% of our outstanding shares. Accordingly, in the event that all or some of these shareholders decide to act in concert, they can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.
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
Our articles of incorporation authorize the issuance of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock as of October 12, 2006. The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.
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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
A resolution to amend the Company’s Articles of Incorporation (the “Article Amendment”) was approved on October 12, 2006 by written consent of shareholders representing 71.8% of the issued and outstanding Common Stock of the Company. The Article Amendment increases the number of authorized common stock from 400,000,000 shares to 800,000,000 shares and increases the number of shares of authorized preferred stock from 5,000,000 shares to 10,000,000 shares. The par value of the common stock and preferred stock remains at one tenth of one cent ($0.001).
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

VIASPACE Inc. (Registrant)
Date: November 10, 2006	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 10, 2006	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer