Form 10KSB
period 2006-12-31
VIASPACE Inc.
filed 2007-03-30
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-110680
VIASPACE INC.
(Name of small business issuer in its charter)

Nevada	76-0742386

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

171 N. Altadena Drive, Suite 101 Pasadena, California	91107

(Address of principal executive offices)	(Zip Code)
(626) 768-6310
Issuer’s telephone number
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year. $962,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2007: $84,599,000
State the number of shares outstanding of each of issuer’s classes of common equity, as of March 21, 2007: 303,961,613
Documents Incorporated By Reference: None
Transitional Small Business Disclosure Format: Yes: ☐ No: ☑

VIASPACE INC.

		Page
Part I
Item 1.	Description of Business	3
Item 2.	Description of Property	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

Part II
Item 5.	Market for Common Equity and Related Stockholder Matters	22
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23
Item 7.	Financial Statements	26 (F-1 to F-33)
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	26
Item 8A.	Controls and Procedures	27
Item 8B.	Other Information	27

Part III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	28
Item 10.	Executive Compensation	33
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 12.	Certain Relationships and Related Transactions, and Director Independence	41
Item 13.	Exhibits	42
Item 14.	Principal Accountant Fees and Services	45

Signatures		46

Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.23
Exhibit 10.24
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS
This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider those discussed under “Risk Factors Which May Affect Future Results” and, among others, the following:
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
These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
VIASPACE Overview
VIASPACE Inc. (“VIASPACE” or the “Company”) is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. VIASPACE is developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment — made originally for space and defense applications — into commercial products.
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”), and Ionfinity LLC (“Ionfinity”). As of December 31, 2006, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.

VIASPACE Subsidiary—Direct Methanol Fuel Cell Corporation (“DMFCC”)
Fuel cells are electrochemical “engines” that convert a fuel such as methanol directly into electricity without burning. Fuel cells produce electricity as long as fuel is available. Fuel cells are being developed by OEMs of portable electronic devices in the fuel cell “engine” and will likely be permanently built into the notebook computer or mobile phone.
Safety regulations developed by the International Electrotechnical Commission (“IEC”) require that the fuel must be contained in a safe sealed container called a cartridge. Unlike the gas tank of an automobile, the cartridge should not be refillable by the consumer and is preferably a disposable product. Fuel cartridges are the consumable in the fuel cell business. In this sense the fuel cell is analogous to a printer or razor, and the cartridge is analogous to a printer cartridge or razor blade.
Direct Methanol Fuel Cell Corporation (“DMFCC”) is primarily in the fuel cartridge business.
DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are replacements for traditional rechargeable batteries and we believe will gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge. Direct methanol fuel cell-based products are being developed for notebook computers, mobile phones, music players and other applications by major manufacturers of portable electronics in Japan and Korea. Original equipment manufacturers (“OEMs”) have publicly announced they are developing electronic devices including laptop computers and cell phones that are to be powered by methanol fuel cells. OEMs including Samsung, Toshiba and Hitachi have announced methanol fuel cell powered products that are in development including a fuel cell-powered notebook. DMFCC is attempting to work with these OEMs and provide them with intellectual property protection and also to provide them with fuel cell cartridges that will be used in their electronic devices to supply the power source for the fuel cell electronic devices. DMFCC has begun developing fuel cell cartridges in-house as well as using manufacturing partners to assist in the product development. Electronic devices based on direct methanol fuel cells may reach the marketplace in 2007 and be commercially available in 2008 or 2009. By using its expertise in fuel cartridge design and safety certification, by having established cartridge manufacturing partners and by providing licenses for an extensive suite of fuel cell patents, we believe that DMFCC can advance and benefit from this exciting new technology.
DMFCC is co-located with VIASPACE in Pasadena, California and also has representatives in Tokyo, Japan and Seoul, Korea. VIASPACE holds a 71.4% ownership in DMFCC. Other shareholders include Caltech, USC and Itochu Corporation of Japan. More information on DMFCC can be found on the web site www.DMFCC.com.
DMFCC Disposable Cartridge Design and Safety Certification
DMFCC has expertise in fuel cell cartridge design and safety certification. Since 2002, DMFCC has been working with the fuel cell industry, Underwriters Laboratories (“UL”), CSA International (“CSA”) and the IEC to develop international standards for the safety and performance of fuel cells and disposable fuel cartridges. The IEC is the electrical counterpart of the International Standards Organization (“ISO”). The IEC Micro Fuel Cell safety regulations were drafted in 2005 and were published in February 2006. These regulations cover both the fuel cell and fuel cartridges. More detail on these safety regulations are given below in the section on Regulatory Issues. Based on these regulations, the International Civil Aviation Organization (“ICAO”) Dangerous Goods Panel voted to allow methanol fuel cells and fuel cartridges to be carried in the passenger compartment of aircraft. This approval was ratified by the entire ICAO in 2006. Fuel cells using formic acid and butane were also approved at the same time, but hydrogen based fuel cells were not. It was also stipulated that the fuel cartridges should not be refillable by the user. DMFCC disposable fuel cartridges are designed to comply with the challenging international safety requirements. DMFCC is focusing on methanol fuel cartridges, but may produce cartridges for any liquid fuel including formic acid.

DMFCC Cartridge Manufacturing
DMFCC designs, safety tests and markets fuel cell cartridges. DMFCC’s fuel cell cartridges are to be manufactured by experienced manufacturing partners that have a track record of supplying critical products to OEMs of consumer electronics on its behalf. For example, one of DMFCC’s manufacturing partners is Elentec Co., Ltd. (“Elentec”), a publicly traded Korean company, that is Samsung’s largest supplier of lithium ion battery packs. Elentec is located in Suwon City, South Korea which is also the home of Samsung. Elentec also provides battery packs to other OEMs. Another DMFCC cartridge manufacturing partner is SMC, Co., Ltd. (“SMC”), a Korean company, which supplies lithium battery packs to LG Electronics and other OEMs. In addition to Elentec and SMC, DMFCC has entered into manufacturing partner agreements with Sato Corporation (“SATO”) which provides printer and toner cartridges to Japanese OEMs, Hyun Won in Korea and Nypro, a large US-based global supplier of plastic products with factories in 55 countries. These written agreements are for the development and manufacture of prototypes for liquid fuel cell cartridges and related fuel cell products, such as valves. DMFCC’s intent is to be a fabless company, concentrating on product design and qualification of products to IEC standards. DMFCC will rely on its manufacturing partners’ extensive backgrounds and experience in manufacturing products similar to its fuel cell related products.
The intent of each manufacturing agreement is to have each partner co-develop, prototype and manufacture fuel cell cartridges and related products exclusively for DMFCC. In exchange, DMFCC is providing initial cartridge designs, license and intellectual property (“IP”) rights, training, and an opportunity for the partner to participate in large-scale cartridge manufacturing for DMFCC and its customers. Specific production contract terms will eventually be established using an arm’s length contract with transfer price, warranty and delivery terms to be negotiated between the parties as each contract is entered into. Each manufacturing agreement has provisions for use of DMFCC IP rights, sharing of joint IP and protection of each partner by DMFCC through its licenses of the Caltech and USC patents. Each agreement is negotiated for a set period of time, with provisions for renewals, and the agreements are exclusive to DMFCC from the suppliers. Depending on market needs and customer desires, DMFCC could have one or more supply agreements in place to support each customer.
To date, prototype cartridges have been produced by Elentec, SMC and Sato. These cartridges have been tested by DMFCC, and have been exhibited at trade shows in the US and Japan. The SMC cartridge has been demonstrated working with the fuel cell developed by Parker Hannifin. DMFCC and its partners are initiating testing to demonstrate that the cartridges meet the rigorous safety standards published by the IEC. DMFCC has been a member of the safety panels led by UL, CSA and the IEC. DMFCC expects to be providing sample cartridges to OEMs and others in 2007 and sales in 2008.
DMFCC Rights to Approximately 56 Issued and 62 Pending Patents Worldwide Licensed from Caltech and USC
The direct liquid hydrocarbon fuel cell was co-invented and developed by the JPL which is operated by Caltech, and by USC. Hydrocarbon fuels include methanol, ethanol, formic acid, formaldehyde, dimethoxymethane and others. Methanol is the most common of these fuels. Caltech and USC have approximately 56 issued and 62 pending patents worldwide on the direct liquid hydrocarbon fuel cell technology. DMFCC has license rights to all of these patents, some patents with the right to sublicense and other patents without the right to sublicense. More details about DMFCC’s patent portfolio including patents applied for directly by DMFCC separate from licensed patents, can be found under “Intellectual Property” elsewhere in this Annual Report.
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

DMFCC Partnering to Advance Fuel Cell Adoption
DMFCC intends to work cooperatively with fuel cell manufacturers and OEMs to provide them with the patent protection they need, using DMFCC’s “have made”, “import”, and licensing rights. DMFCC intends to work with OEMs on cartridge supply arrangements which would allow DMFCC to provide innovative and safe fuel cartridges specific to each fuel cell-powered device manufactured by the OEM. DMFCC and its partners are willing to manufacture cartridges to an OEM’s specifications, qualify the cartridges to meet international safety standards, and distribute them on a global basis. If an OEM also desires to perform any of these functions internally, DMFCC is willing to work in partnership with the OEM. Rather than requiring a substantial fee and royalties to provide intellectual property protection, DMFCC will encourage the fuel cell manufacturers and OEMs to use a cartridge produced by DMFCC and its cartridge partners. Using this approach, which does not require upfront payment by the OEMs and permits DMFCC to handle any royalties due to Caltech and USC, DMFCC will share the market risk with the OEM and also will provide a valuable service by supplying cartridges to the marketplace. DMFCC will thus have the opportunity to derive revenue from the cartridge business which has the potential to represent a substantial recurring revenue stream.
DMFCC intends to work cooperatively with fuel cell and electronics manufacturers worldwide to allow them to bring their fuel cell products to market within a cost effective business model. DMFCC and its partners also plan to work with fuel cell manufacturers and OEMs to develop custom cartridges for their applications, ensure that these cartridges meet exacting technical and safety standards and are available to consumers at an affordable price. Recognizing that each application may require a cartridge with a different size, shape, or feature, DMFCC intends to work in partnership with OEM customers to rapidly develop custom disposable cartridges for their specific applications. DMFCC will also provide global cartridge distribution.
Over the past several years, DMFCC has had many meetings with fuel cell manufacturers, fuel cell component manufacturers and manufacturers of portable electronics that may be powered by fuel cells in the future. These meetings have been held in the US, Europe, Japan, Korea, China, Taiwan, Singapore and in the Middle East. During these meetings, DMFCC has promoted its cartridge business, made the potential customer aware of its extensive Caltech patent portfolio on direct methanol fuel cells, and the opportunity to obtain the needed IP protection from DMFCC.
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
Direct methanol fuel cells (“DMFCs”), are electrochemical devices that convert high energy density fuel (liquid methanol) directly to electricity. They operate silently, at relatively low temperatures and offer much longer operating time than today’s batteries. Unlike a battery, DMFCs do not need to be recharged. They can provide electricity continuously to the consumer electronic devices as long as oxygen and fuel are supplied to the fuel cell. To achieve this, DMFCs can be “hot-swapped” and instantly recharged with replacement methanol cartridges. Furthermore, this convenience eliminates the need for consumers to carry electrical cords or adapters.
The heart of a fuel cell consists of catalysts for the electrochemical reaction and a special piece of plastic that can conduct protons. The technical term for this special plastic is polymer electrolyte membrane or PEM. One PEM used in DMFCs today is Nafion™, produced by DuPont. Other PEMs are produced by companies such as Polyfuel, Inc. and Gore Fuel Cell Technologies. The most common catalysts used are Platinum Ruthenium alloy for the anode and Platinum for the cathode.
In the fuel cell, the fuel is not burned, but rather is converted into electricity through an electrochemical process that splits methanol molecules into protons, electrons, and carbon dioxide at the anode and then combines these protons and electrons with oxygen at the cathode to produce water.
Methanol is being pursued as the fuel cell fuel by many companies because it is a liquid and therefore easy to store and transport. Methanol is inexpensive and readily available. It also has very high energy density, which means longer operating time.

Other DMFCC Information
On January 19, 2006, DMFCC exercised an existing option it had with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) whereby DMFCC issued to Caltech and USC a total of 2,112,648 common shares in DMFCC in consideration for approximately 50 issued and 50 pending fuel cell technology patents. A Confidential License Agreement dated January 19, 2006 was filed in redacted form as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. A Confidential Non-Exclusive License Agreement dated January 19, 2006 was filed in redacted form as Exhibit 10.14 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. DMFCC agreed to issue to USC and Caltech shares equal to the difference between (i) fifteen percent (15%) of the issued and outstanding shares of DMFCC common shares determined on a fully diluted basis and 5,000 of the 8,000 shares delivered as consideration for the option agreement existing between DMFCC and Caltech and USC related to an agreement signed in 2002. This resulted in DMFCC issuing a collective 2,112,648 common shares to Caltech and USC in consideration for the licenses to the patents. DMFCC also agreed to pay royalties on the licensed technology. In addition, as defined in Article 13 of the agreements, the duration of the agreements with Caltech and USC shall continue until the earlier of (i) the last of the licensed patents expires or (ii) the agreement is terminated for reasons other than the expiration of the last of the patents licensed as in the case of a breach of any of its material representations or obligations under the agreements. In the case of the Confidential Exclusive License Agreement, the expiration date is October 26, 2019. In the case of the Confidential Non-Exclusive License Agreement, the expiration date is November 10, 2019. On May 15, 2006, the Company exercised an existing option it had with Caltech whereby the Company issued to Caltech a total of 150,000 additional common shares in DMFCC as consideration for approximately six issued thirteen pending fuel cell technology patents.
VIASPACE Subsidiary — VIASPACE Security Inc. (formerly Arroyo Sciences, Inc.)
VIASPACE Security Inc. (“VIASPACE Security”), a wholly owned subsidiary of VIASPACE, is developing products and services based on inference/expert system and sensor data fusion technology. Expert systems and sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance. VIASPACE Security is working on solutions for challenging problems in the areas of national and commercial security and asset management. VIASPACE Security’s sensor fusion application platform is expected to allow for the intelligent use of large volumes of real-time sensor and other data and may enable an entirely new generation of applications that up until now were considered to be prohibitively expensive or intractable.
VIASPACE Security License Agreements from Caltech
VIASPACE Security is building upon IP developed at NASA/JPL and licensed from Caltech, as well as its own internal development efforts. This IP includes a commercialization license to a real-time inference engine (software platform) called SHINE (Spacecraft Health Inference Engine) that was originally developed and used by NASA/JPL for space flight operations. It is intended for systems in which inference speed, portability and reuse is of critical importance. SHINE embodies technology concepts in knowledge representation and data flow mapping that go well beyond traditional expert systems. SHINE can process over 200 million rules per second on desktop class computer processors and may deliver a greater than 100X increase in inference speed over the most comparable commercial product. To our knowledge, SHINE is the only inference engine with an extremely small executable size which may enable deployment in embedded systems, microcontrollers or other special purpose hardware devices. SHINE has the potential to help VIASPACE Security deploy sophisticated knowledge bases and computational intelligence in hardware to deliver a new generation of surveillance and homeland and commercial security applications. Examples include embedded applications for on-board system diagnostics of machinery or large complex systems, or real-time policy engines applications running in conjunction with multiple sensors inputs such as surveillance or building management.
VIASPACE Security Applications
Advanced Container Security Device (“ACSD”)
The Advanced Cargo Security Device project is an initiative funded by the US Department of Homeland Security to create an intelligent data fusion solution for the autonomous monitoring of maritime shipping containers for tampering. The solution — once installed in a standard cargo container — alerts the monitoring authority to events such as: breach of a container, shock, presence of a human being and any other security breach. L-3 Communications (“L-3”) is the prime contractor on the Advanced Container Security Device. L-3 has contracted with VIASPACE Security to deliver sensor data fusion and inference engine software for the ACSD. Since only approximately 2% of containers are inspected in the U.S. today, VIASPACE Security believes that its efforts can contribute to overall security by intelligently deciding which containers pose risk and should be inspected.

VIASPACE Security is also investigating the development of an application platform for a real-time scanning system for the detection of concealed objects on individuals. This standoff detection system leverages advances in high resolution infrared photo detectors and sensor processing, and utilizes VIASPACE Security’s proprietary and patent pending scanning and pixel interpretation technology for complex “feature of interest” detection based. Related applications may potentially utilize this technology to detect weapons, stolen items or other contraband that is concealed beneath a person’s clothing. The detection system is designed for scenarios susceptible to threats of suicide bombers or human IED transports. In particular, the system may be useful for locations with high-volume human traffic requiring a number of security precautions, including airports, bus stations, subway entrances, stadiums, arenas, and convention centers. These situations have a high volume of human traffic that moves at a quick pace, making current screening solutions impractical and cumbersome. Methods such as x-ray examination, millimeter wave radar, mass spectrometry, and neutron spectrometry are only effective when deployed at a close proximity (generally less than ten meters) and usually require a significant amount of cooperation by the subject. The detection of concealed explosives or contraband at a standoff distance of greater than 60 meters or prior to entering a security checkpoint is highly desirable.
VIASPACE Security’s strategy is to partner with leading defense contractors and OEMs in homeland and commercial security space to leverage customers, distribution channels and manufacturing. VIASPACE Security’s business model focuses on those partnerships to generate contract revenue and royalties on products marketed by them. By leveraging the above mentioned core enabling technologies into a reusable sensor fusion platform, VIASPACE Security plans to position itself as a technology leader and generate near-term and long-term revenues by exploiting business opportunities in the homeland and commercial security markets.
VIASPACE Subsidiary — Ionfinity LLC
Ionfinity is working on a next-generation mass spectrometry (“MS”) technology, which could significantly improve the application of MS for industrial process control and environmental monitoring and could also lead to a new class of detection systems for homeland security. The technology combines two inventions accomplished at NASA’s Jet Propulsion Laboratory—The Soft Ionization Membrane and the Rotating Field Mass Spectrometer. These technologies should enable the system to provide a 10x increase in sensitivity, a 10x increase in mass range and the ability to miniaturize the product to make it portable and low cost. This technology is currently under development and significant development risks remain. Ionfinity has licensed one patent from Caltech and is an assignee of five patents in this technological field. It also has a cross license for another Caltech patent.
The Ionfinity system is designed to allow high sensitivity and specificity in a portable system, such as a rolling suitcase in the near term and a shoebox or smaller size in the future. With its projected ruggedness, low power consumption and cost, the system could be deployed in many applications where monitoring of air, water or other substances is required.
At December 31, 2006, Ionfinity had three development contracts with the United States Navy, United States Air Force and United States Army. Revenues recorded by Ionfinity from the Navy, Air Force and Army contracts totaled $340,000 and accounted for approximately 83% of its revenues in 2006. During 2006, Ionfinity also recorded revenues from NASA/JPL in the amount of $70,000, or 17% of its revenue, related to a contract to improve a soft ionization membrane (“SIM”) device design.
Ionfinity entered into a new Phase I Navy contract with its partners including JPL on August 1, 2006 to develop an innovative smaller, lighter, and more sensitive electronic sniffer sensor that detects chemical, biological, radiological, explosive and illegal drug residue. The Phase I Navy contract has a base value of $70,000 and a period of performance through January 17, 2007. Approximately $55,000 in revenues were recognized in 2006 by Ionfinity on this Phase I Navy contract. On October 6, 2006, a Navy Phase II contract that Ionfinity had related to a contract to improve a SIM device design expired. The goal of this Phase II Navy contract was for the development and demonstration of a miniature and portable instrument to measure weapons of mass destruction and industrial chemicals in water and air. Two Navy Phase II options totaling $205,651 were not exercised by the Navy. Approximately $87,000 in revenues were recognized in 2006 by Ionfinity on this Navy Phase II contract.

The goal of the Air Force Phase II contract is for Ionfinity with its partners including JPL, to develop and demonstrate an innovative nano-propulsion system that incorporates a machined electrostation ion generator that provides direct and complete ionization of propellant gas, the efficient acceleration of ions, a micromachined neutralizing mechanism that prevents spacecraft charging, a compact efficient high voltage power supply, and a micromachined multi-wafer ion engine. The Air Force contract had a base value of $175,000 and $249,958 in options exercised by the Air Force. The original option exercised by the Air Force in March 2005 had an original period of performance through August 31, 2006. The Air Force contract was modified on September 30, 2006 and $75,000 in future billings were added to the contract increasing the option value from $174,958 to $249,958. The new period of performance goes through July 31, 2007. Approximately $131,000 in revenues were recognized in 2006 by Ionfinity on the Air Force Phase II contract.
Ionfinity entered into a new Phase I Army contract with its partners including JPL on August 14, 2006 to design a compact, field portable, stand-off high-efficiency, rugged, integrated detection and identification system for chemical and biowarfare agents. The Phase I Army contract has a base value of $100,000 and a period of performance through March 14, 2007. Approximately $67,000 in revenues were recognized in 2006 by Ionfinity on this Phase I Army contract.
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
BIC Corporation in France and the US and Tokai Corporation in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. In addition, DMFCC is potentially in competition with every company making DMFCs. These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matshusita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. However, the Company’s strategy is to leverage its intellectual property in an attempt to partner with these types of companies in the cartridge business rather than compete directly with them. The Company believes that its expertise in cartridge design, safety certification and manufacturing will be a significant differentiator in the market place.
Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties besides DMFCC: DTI Energy, Inc. (“DTI”), based in Los Angeles, CA was granted a license in 1993 and Ballard Power Systems, Inc. (“Ballard”), based in Vancouver, British Columbia, Canada was granted a license in 1999. A more detailed discussion of intellectual property is set forth in the Intellectual Property section below. As a result of these licenses, Ballard and DTI could potentially compete with the Company in its core strategy. DTI has held the license with the right to sublicense since 1993, but to the knowledge of the Company has issued no sublicenses to date. DTI’s strategy is unknown to the Company. The Company believes Ballard is not currently pursuing the development of direct methanol fuel cells. The Company believes that its expertise in cartridge design, safety certification and manufacturing will be a significant differentiator in the market place.
The overall direct methanol fuel cell industry faces competition from other technologies such as potentially improved batteries and fuel cells using other fuels such as hydrogen, borohydrides, ethanol, biofuels, formic acid and butane. Hydrogen and borohydride fuels were not approved for use in the passenger compartment of airplanes by the ICAO Dangerous Goods Panel in 2005. Ethanol fuel cells have limited efficiency, and biofuels are not yet ready for commercial application. At least one company, Tekion, Inc. is pursuing a formic acid fuel cell. The Caltech patents also cover formic acid. Another company, Lillipution Systems Inc., is pursuing a butane fuel cell that operates at temperatures in excess of 700°C.

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
MTI MicroFuel Cells Inc. (“MTI”) has a fuel cell powered RFID reader product on the market. The current MTI fuel cell product is believed to produce only low-power and is therefore not suitable for notebook computers. MTI is developing fuel cell products for consumer lap tops and military applications. In 2006, MTI announced a relationship with Samsung to evaluate MTI’s technology for mobile phone applications.
VIASPACE Security competes with companies such as Gensym Corporation and other traditional expert system vendors along with other potential niche solution suppliers who develop special purpose hardware for sensor fusion in defense and security applications. VIASPACE Security differentiates itself by being a software-based solution provider that can be used on standard microprocessors and also embedded into microcontrollers and similar microelectronics. Large defense and security system integrators, such as L3 Communications Systems, Northrop-Grumman, General Dynamics, and Lockheed-Martin may compete with the Company, but the Company believes that, practically speaking, these companies are more likely to be customers of VIASPACE Security as they typically acquire this type of technology rather than develop it internally.
The Ionfinity technology is patented and to our knowledge is unique. The competing technologies to the soft ionization membrane approach are the standard ionization techniques such as electron filament ionization, electrospray, and other approaches.
Our markets are highly competitive and many of our competitors have greater resources and better name recognition than we do. It is our intention to compete primarily by leveraging our intellectual property rights and our unique product value added features.
Regulatory Issues
Companies operating in the portable/micro fuel cell industry, including DMFCC, are subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to methanol fuel cells and cartridges. All fuel cells and cartridges are currently prohibited on-board commercial air flights. In 2005, the International Civil Aviation Organization’s Dangerous Goods Panel (“ICAO DGP”) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action has been submitted for comment to all ICAO members and will be considered for final adoption by the 36-member ICAO Council. Once formally adopted, the regulation will go into effect, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. In addition to their participation in ICAO, some countries such as the U.S. have additional national aviation authorities. In the U.S., this is the Federal Aviation Administration or FAA. These national authorities must approve the ICAO Technical Instructions as well.
The International Electrotechnical Commission (“IEC”), the electrical counterpart of the International Standards Organization (“ISO”) and international committee of which DMFCC is a member, developed safety standards for fuel cells and fuel cartridges. The IEC document PAS 62282 – 6 – 1 Micro Fuel Cells – Safety was published in February 2006. This document covers small low power “micro” fuel cell systems and fuel cartridges that can easily be carried by hand. The document covers methanol, hydrogen, formic acid, borohydrides and butane. Broadly speaking, the IEC safety standards require the following potential dangers to be mitigated: fire, explosion, leakage, harmful emissions, ignition sources and corrosion. Extensive and detailed safety tests are required for these fuel cells are fuel cartridges.

The ICAO DGP specified that micro fuel cell cartridges and systems will be added to the exceptions allowed to be carried on aircraft by passengers and crew subject to the following conditions:
•	Fuel cell cartridges may only contain liquids (including methanol, formic acid and butane)

•	Fuel cell cartridges must comply with IEC PAS 62282 – 6 – 1 Micro Fuel Cells – Safety (as defined above)

•	Fuel cell cartridges must not be refillable by the user. Refueling of fuel cell systems is not permitted except that the installation of a spare cartridge is allowed. Fuel cartridges which are used to refill fuel cell systems but which are not designed or intended to remain installed (fuel cell refills) are not permitted to be carried.

•	The maximum quantity of fuel in any fuel cell cartridge may not exceed: for liquids 200 mL; for liquefied gases 120 mL for nonmetallic fuel cell cartridges and 200 mL for metal fuel cell cartridges

•	No more than two spare fuel cell cartridges may be carried by a passenger

•	Fuel cell systems containing fuel and fuel cartridges including spare cartridges are permitted in carry-on baggage only

•	Fuel cell systems whose sole function is to charge a battery in the device are not permitted

•	Fuel cell systems must be of a type that will not charge batteries when the portable electronic device is not in use and must be durably marked “Approved for Carriage in Aircraft Cabin Only”
Although the IEC safety regulations cover a broad range of fuels, the ICAO DGP approved only methanol, formic acid and butane.
Intellectual Property
DMFCC has licensed approximately 56 issued and 62 pending worldwide patents to fuel cell technology from Caltech and USC. DMFCC believes that these patent rights are needed by many fuel cell manufacturers and OEMs in order to bring their fuel cell based products to market. Caltech and USC patents have been issued in the US, Korea, Australia, Brazil, Israel, Canada, Japan, China and Europe. Additional patents are pending in these countries. The Caltech and USC patents were issued from 1997 through 2004 and expire from 2014 through 2021.
The following is a summary of DMFCC’s current patent portfolio licensed from Caltech and USC:

Caltech and USC Patent	Issued	Pending
Portfolio	Patents	Patents
United States	36	16
Japan	1	13
Korea	6	0
Rest of World	13	33

Total	56	62

DMFCC filed one patent application related to a fuel cell cartridge in 2004. On May 2, 2006, DMFCC filed two provisional patents. The first covered several methods of placing an authentication feature on a direct methanol fuel cell to provide potential customers with assurance that the fuel cell cartridges are authentic. The second featured several methods of preventing inadvertent access to the methanol stored in a fuel cell cartridge as a feature to protect children from possible exposure to the methanol.
On July 28, 2006, DMFCC filed a provisional patent on a cylindrical cartridge with reciprocating substance delivery and removal. On September 25, 2006, a provisional patent was filed on a fuel cell device valve that mates with a fuel cell cartridge. On October 30, 2006, a provisional patent was filed on a fuel cell cartridge valve that mates with a device valve. On December 27, 2006, a provisional patent was filed on a rectangular cartridge with a pouch type fuel container. At December 31, 2006, DMFCC has filed for seven patents apart from the patents licensed from Caltech and USC.

The Caltech patent portfolio includes claims on the use of a polymer electrolyte membrane or PEM in a direct hydrocarbon (including methanol) fuel cell, the types of catalysts, construction of the anodes, cathodes, and membrane electrode assemblies (“MEAs”), as well as alternative membranes. Other claims address water recovery, methanol sensors and filters, monopolar geometry, aerosol feed fuel cells, and electrolysis of methanol to produce hydrogen.
The Caltech intellectual property that DMFCC has licensed involves patents that were filed beginning in 1993 and ending in 2005. These patents were issued by the U.S. and foreign patent offices from 1997 through 2004 and fall into three categories with different rights granted to DMFCC:
1.	1993 era technology included approximately 36 issued patents to date and 41 pending patents worldwide including claims on aqueous liquid feed organic fuel cells using solid polymer electrolyte membranes, manufacture and operations of these fuel cells, electrodes, alternative membranes, membrane electrode assemblies, water recovery and other subjects.

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

As a Caltech Patent Licensee, DMFCC has the right to sell direct methanol fuel cells. A third-party OEM purchasing fuel cells from DMFCC would not be infringing patent rights because the purchase is being made from a licensed source. This is also true for any subsequent purchaser of the fuel cell or a product incorporating the fuel cell.

If the “have made” and “import” rights are used properly, DMFCC can provide patent protection for both fuel cell manufacturers and OEMs.

2.	1994-1998 era technology included approximately 14 issued patents to date and 9 pending patents worldwide including claims on fabrication and deposition of catalysts on membranes, methanol sensors, membrane electrode assemblies, water handling, lightweight components, catalyst materials, a hydrogen generation by electrolysis of organic water solutions, and other subjects.

DMFCC can sublicense these patents worldwide. The DMFCC license is exclusive, except for the rights granted to DTI. DTI and DTI sub-licensees only have the right to use these patents bundled with the 1993 era patents. DTI does not have the right to sublicense these patents.

3.	1999-2005 era technology included approximately 6 issued patents to date and 13 pending patents worldwide including claims on reduced fuel cell size for portable applications, aerosol feed, novel polymer electrolyte membranes, monopolar miniature fuel cell, and other subjects.

DMFCC exercised its option for an exclusive license for these remaining Caltech patents on direct methanol fuel cell technology on May 15, 2006 as discussed earlier. DMFCC can sublicense these patents. DTI and its sublicensees and Ballard have no rights to these patents.
VIASPACE Security has three nonexclusive licenses from Caltech for SHINE (Spacecraft Health Inference Engine), a high-speed symbolic inference engine; for U-Hunter, a new fractal encoding for buried unexploded ordnance detection using electromagnetic and magnetic geophysical sensors; and for MUDSS (Mobile Underwater Debris Survey System), a method developed to locate and identify underwater unexploded ordnance. The license for U-Hunter and MUDSS was entered into on June 19, 2003. The license for SHINE was entered into on September 28, 2004. VIASPACE Security also has a license to software code related to a universal syntactic translator and format interchange, an interactive data management console, and an ultra-scalable dynamic pricing engine entered into in 2002. On March 15, 2006, VIASPACE entered into an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to SHINE that will enable VIASPACE to exclusively pursue SHINE commercialization and development activities in broad market opportunities and applications.
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
eCARmerce has four issued patents and one US and one European patent application in the areas of interactive radio technology.
VIASPACE History
VIASPACE Inc. (the “Company” or “VIASPACE”), formerly known as Global-Wide Publication Ltd. (“GW”), was incorporated in the State of Nevada on July 14, 2003. The Company engaged in a reverse merger (the “Merger”) with ViaSpace Technologies, LLC (“ViaSpace LLC”) on June 22, 2005.
On September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that was engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”, in consideration of 63,000,000 restricted shares on a post-split basis (2,100,000 on a pre-split basis) of the Company’s common stock issued to MPW’s sole shareholder, Rino Vultaggio, who became a director and officer of the Company. As a result of the transaction, MPW became a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies were merged.
On May 19, 2005, the Company entered into an Acquisition Agreement with Mr. Vultaggio, pursuant to which, upon the closing of the Merger, the Company sold 100% of its interest in MPW to Mr. Vultaggio in exchange for 63,000,000 shares on a post-split basis (2,100,000 shares on a pre-split basis) of Company Common Stock. Thus, as of June 22, 2005, the Company no longer had any ongoing operations related to MPW, or any newspaper publication business.
In addition, on May 19, 2005, the Company entered into a Share Purchase Agreement with Robert Hoegler, a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company purchased 72,000,000 shares on a post-split basis (2,400,000 shares on a pre-split basis) of the Company’s common stock for $24,000.
Effective June 22, 2005, the Company acquired ViaSpace LLC via a Merger. ViaSpace LLC was founded in July 1998 with the objective of transforming proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions that have the potential to solve today’s complex problems. ViaSpace LLC benefited from important patent and software licenses from California Institute of Technology (“Caltech”), which manages NASA’s Jet Propulsion Laboratory, and from relationships with research laboratories, universities, and other organizations within the advanced technology community.

Pursuant to the Merger, on June 22, 2005:
•	GW, as the surviving entity, changed its name to VIASPACE Inc.;

•	The Company effected a 5 for 1 forward stock split (a 6 for 1 forward stock split was previously effected May 23, 2005);

•	The members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in exchange for their membership interests in ViaSpace LLC at a rate of 5.4 common shares of GW in exchange for each membership unit. All pre-merger activity has been retroactively adjusted and presented to account for this exchange;

•	A total of 54,000,000 post-split shares (1,800,000 shares on a pre-split basis) of the Company’s common stock were held by the pre-existing GW shareholders as of the date of the Merger.
Employees
The Company had 19 employees including 18 full-time employees as of December 31, 2006. The Company had 15 consultants as of December 31, 2006.
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
Risks Related To Our Business
We have incurred losses and anticipate continued losses for the foreseeable future.
Our net loss for the twelve months ended December 31, 2006 was $9,601,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
Our ability to continue as a going concern is dependent on future financing.
Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2006, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Singer Lewak Greenbaum & Goldstein LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.
Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.
Our continued success will depend on our ability to continue to raise capital in order to fund the development and commercialization of our products. Failure to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our products and our liquidation.

We operate in a changing and unpredictable regulatory environment.
As our technologies develop, we will be subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to the methanol fuel cells and cartridges being developed by our subsidiary, DMFCC. All fuel cells and cartridges are currently prohibited on-board commercial air flights. In 2005, the International Civil Aviation Organization’s Dangerous Goods Panel (“ICAO DGP”) voted to allow passengers to carry and use micro fuel cells and methanol fuel cartridges on-board airplanes to power their laptop computers and other consumer electronic devices. The ICAO DGP action has been submitted for comment to all ICAO members and will be considered for final adoption by the 36-member ICAO Council. Once formally adopted, the regulation will go into effect, with publication of ICAO’S Technical Instructions for the Safe Transport of Dangerous Goods by Air. ICAO, a United Nations organization, establishes International Standards, Recommended Practices and Procedures for aviation. In addition to their participation in ICAO, some countries such as the U.S. have additional national aviation authorities. In the U.S., this is the Federal Aviation Administration or FAA. These national authorities must approve the ICAO Technical Instructions as well. If the regulation is not adopted, this could negatively impact our business, results of operation and financial condition.
Our success depends upon market acceptance of our technologies and product development.
The markets for our technologies are either new or non-existent at the present time including direct methanol fuel cell cartridges. Our success will depend upon the market acceptance of our various products and services. This acceptance may require in certain instances a modification to the culture and behavior of customers to be more accepting of fuel cell technology and other forms of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.
In addition, our products require continuing improvement and development. Our products may not succeed or may not succeed as intended. As a result, we may need to change our product offerings, discontinue certain products and services or pursue alternative product strategies. There is no assurance that we will be able to successfully improve our current products or that we will continue to develop or market some of our products and services.
We operate in a competitive market against companies that have significantly greater resources than we have.
Our subsidiary, DMFCC faces two types of competition. First, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFCC industry. The overall direct methanol fuel cell industry faces competition from other types of fuel cells. BIC Corporation in France and the US and Tokai Corporation in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. Therefore, DMFCC is potentially in competition with every company making direct methanol fuel cells. These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matsushita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. Additionally, Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties: DTI Energy, Inc., based in Los Angeles, CA was granted a license in 1993 and Ballard Power Systems, Inc., based in Vancouver, British Columbia, Canada was granted a license in 1999. These entities could potentially compete with DMFCC in its core strategy. Further, the overall direct methanol fuel cell industry faces competition from other technologies such as potentially improved batteries and fuel cells using other fuels such as hydrogen, borohydrides, ethanol, biofuels, formic acid and butane. Hydrogen and borohydride fuels were not approved for use in the passenger compartment of airplanes by the ICAO Dangerous Goods Panel in 2005, ethanol fuel cells have limited efficiency, and biofuels are not yet ready for commercial application. At least one company, Tekion, Inc. is pursuing a formic acid fuel cell. The Caltech patents also cover formic acid. Another company, Lillipution Systems Inc., is pursuing a butane fuel cell that operates at temperatures in excess of 700° C. Medis Technologies Ltd. is believed to be pursuing fuel cells powered by borohydrides that decompose into hydrogen.
VIASPACE Security competes with companies such as Gensym Corporation and other traditional expert system vendors along with other potential niche solution suppliers who develop special purpose hardware for sensor fusion in defense and security applications. We believe that VIASPACE Security differentiates itself by being a software-based solution that can be used on standard microprocessors and also embedded into microcontrollers and similar microelectronics. Large defense and security system integrators with greater resources than the Company, such as L3 Communications Systems, Northrop-Grumman, General Dynamics, and Lockheed-Martin may compete with the Company.

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
Risks Related To the Industry
If we fail to successfully introduce new products and services, our future growth may suffer. Our areas of anticipated future growth are certain products and services at an early stage of development.
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
If we do not update and enhance our technologies, they will become obsolete or noncompetitive. Our competitors may succeed in developing products and services faster than we do.
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
The Company has 800,000,000 authorized shares of common stock, of which 303,961,613 were issued and outstanding as of March 21, 2007. Of these issued and outstanding shares, 205,652,477 shares (67.7% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust). On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. In addition, four other shareholders of the Company collectively owning 27,000,000 shares have agreed to a lock-up of their shares until April 9, 2011.
188,257,327 shares of the total issued and outstanding shares are currently restricted, but will become available for sale in the future, subject to volume and manner of sale restrictions under Rule 144 of the Securities Act of 1933. Some of the restrictions associated with these shares expired June 22, 2006. The remaining restrictions associated with these shares will expire June 22, 2007.
Cornell Capital Partners owns 12,300,000 shares and Newbridge Securities owns 12,327 shares of the total issued and outstanding shares which are currently unregistered, although the Company anticipates filing a registration statement for these shares in the near future (as discussed in the Subsequent Events footnote).

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
Our executive officers, directors and principal shareholders own 67.7% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.
Our executive officers, directors and principal shareholders hold, in the aggregate, 67.7% of our outstanding shares. Accordingly, in the event that all or some of these shareholders decide to act in concert, they can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.
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
Our articles of incorporation authorize the issuance of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.
Risks Related To Financing Discussed in Note 21 — Subsequent Events to the Accompanying Consolidated Financial Statements
The warrants may have an adverse impact on the market value of our common stock.
The sale of stock issuable upon exercise of the warrants issued or issuable in connection with our November 2, 2006 and March 8, 2007 private placements, or even the possibility of their sale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock.
The existence of rights under such warrants to acquire our common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.
The warrants may adversely affect our operational flexibility.
The terms of the November 2, 2006 and March 8, 2007 private placements impose restrictions on us that may affect our ability to successfully operate our business. The transaction documents contain a number of covenants that may restrict our ability to operate, including, among other things, covenants that restrict our ability:
•	to incur additional indebtedness;

•	to pay dividends on our capital stock (except for our preferred stock);

•	to redeem or repurchase our common stock;

•	to issue shares of common stock, or securities convertible into common stock;

•	to use our assets as security in other transactions;

•	to create liens on our assets; and

•	to enter into certain transactions with affiliates.

Certain events could result in adjustments in the exercise price of our warrants.
The exercise price of our warrants is subject to adjustment under certain circumstances. If we sell shares of common stock for a price less than the exercise price of the warrants in effect prior to such sale, the exercise price of the warrants could be reduced. In addition, the exercise price of the warrants could be reduced if we issue options or convertible securities, or in the case of a stock split, stock dividend, recapitalization, combination or otherwise.
Existing stockholders will experience significant dilution from our sale of shares and warrants.
Any subsequent sale of shares and warrants will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline significantly.
Other Matters
We were contacted informally by the Pacific Regional Office of the SEC in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The SEC or its staff has made no indication that any violations of the law have occurred. We are cooperating fully with this inquiry.
On December 27, 2006, the Company received comments from the SEC on the registration statement that was filed pursuant to the registration rights agreement executed in connection with the financing discussed in Note 9 to these consolidated financial statements. This registration statement was subsequently withdrawn on December 29, 2006. The comments from the SEC also addressed disclosures in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2005, and the Company’s Period Report on Form 10-QSB for the period ending September 30, 2006. The Company is in the process of preparing a response to these comments.
ITEM 2. DESCRIPTION OF PROPERTY
The Company entered into a lease agreement on January 24, 2006 and relocated its office and laboratory effective May 1, 2006. All subsidiary personnel relocated to the new offices as well. The new offices consist of approximately 5,880 square feet, and are located at 171 North Altadena Drive, Suite 101, Pasadena, California 91107. The base rent during the second year of the five-year lease agreement is $10,902 per month. Prior to May 1, 2006, the Company leased approximately 1,832 square feet of office and laboratory space at 2400 Lincoln Ave., Altadena, California 91001. Total rent expense for all locations for the year ended December 31, 2006 was approximately $93,000.
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2005:
First Quarter	$0.04	$0.04
Second Quarter	$3.33	$0.50
Third Quarter	$5.30	$2.45
Fourth Quarter	$3.65	$0.85
Fiscal year ended December 31, 2006:
First Quarter	$2.45	$0.71
Second Quarter	$1.99	$0.51
Third Quarter	$1.10	$0.41
Fourth Quarter	$0.85	$0.56
Holders
As of March 21, 2007, there were approximately 35 shareholders of record of the Company’s Common Stock.
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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
VIASPACE Overview
VIASPACE is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. VIASPACE is developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from Caltech, which manages the JPL for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment — made originally for space and defense applications — into commercial products.
The Company operates through its ownership in subsidiaries DMFCC, VIASPACE Security, formerly known as Arroyo Sciences, Inc., and Ionfinity. As of December 31, 2006, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce, an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric Water, an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
Critical accounting policies and estimates
Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.
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
DMFCC has generated revenues to date on product revenue shipments. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), DMFCC recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.
Ionfinity has generated revenues to date on fixed-price contracts for government contracts. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if we fail to meet a milestone. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB No. 104 defined earlier are met.

VIASPACE Security has generated revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ''inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
During November 2006, the Company issued convertible debentures that are subject to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” which requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.
The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.
See Note 19 in the accompanying financial statements regarding recent financial accounting developments.
Fiscal Year 2006 Compared to Fiscal Year 2005
Results From Operations
Revenues
Revenues were $962,000 and $432,000 for the years ended December 31, 2006 and 2005, respectively, an increase of $530,000. The increase in revenues is primarily due to higher billings of $387,000 by VIASPACE Security from a contract it has with L-3 Communications (“L-3”) for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the US Department of Homeland Security. VIASPACE Security also recorded revenues of $100,000 in 2006 from a consulting services contract which began in 2005 but which was not completed until 2006. This amount was included in deferred revenue at December 31, 2005. In addition, DMFCC recorded increased revenues of $65,000 related to a contract with a customer to supply fuel cell cartridges. Ionfinity revenues from direct government contracts and other contracts decreased from $432,000 to $410,000, a decrease of $22,000, due to lower billings.
Cost of Revenues
Costs of revenues were $766,000 and $355,000 for the years ended December 31, 2006 and 2005, respectively, an increase of $411,000. The primary reason for the increase is due to VIASPACE Security’s direct labor, direct material and overhead costs totaling $362,000 on its contract with L-3 for the ACSD contract. The remaining increase of $49,000 is primarily due to direct costs incurred by DMFCC on its contract with a customer to supply fuel cell cartridges.

Research and Development
Research and development expenses were $1,020,000 and $630,000 for the years ended December 31, 2006 and 2005, respectively, an increase of $390,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $382,000 as the Company hired more employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. The total number of research and development employees increased from 4 at December 31, 2005 to 9 at December 31, 2006. The amount of research and development costs incurred by consultants to the Company decreased $222,000 from 2005 to 2006 as DMFCC and VIASPACE Security added employees to its staff and decreased the number of consultants used. The Company incurred higher prototype and related laboratory costs of $102,000 during 2006 as compared to 2005 as costs were spent developing products. Stock compensation expense incurred by Company research and development employees and consultants increased by $95,000 in 2006. Other research and development costs, net, increased by $33,000 in 2006. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $5,395,000 and $1,778,000 for the years ended December 31, 2006 and 2005, respectively, an increase of $3,617,000. The Company had higher stock compensation expense of $1,176,000 as the Company granted more stock options in 2006 as compared to the same period in 2005 and also due to the adoption of SFAS. No 123(R) “Share-Based Payments” in 2006. Warrant compensation expense increased by $409,000 in 2006 as the Company incurred a full year of warrant expense in 2006 on the warrants granted to Synthetica/A/(America) Ltd. (“Synthetica”) in August 2005 as discussed in Note 8 to the consolidated financial statements. Payroll related expenses increased by $771,000 in 2006 as compared to 2005 as the Company’s selling, general and administrative employee headcount increased from 7 at December 31, 2005 to 9 at December 31, 2006. In addition, three of the employees hired in 2005 were hired later in 2005. As a result, 2006 payroll expenses include a full-year of costs for these employees.
Consulting fees increased by $336,000 in 2006 attributable to expanded sales and marketing efforts by DMFCC and VIASPACE Security in Japan, Korea, and the United States and due to higher fees in 2006 associated with the Company’s engagement with Synthetica. The Company’s legal and professional expenses increased by $241,000 in 2006. Legal fees increased due to increased costs associated with patent filing and financing efforts. Accounting fees increased due to increased audit and audit-related fees charged. Recruiting costs increased by $134,000 as the Company hired new employees during 2006 and paid recruiters in these employee placements. Travel expenses increased by $173,000 as more trips to Japan and Korea as well as domestic travel were incurred.
Rent increased by $64,000 as the Company moved into larger offices in 2006 to accommodate its larger employee base and to have laboratory facilities. Insurance costs related to the Company’s liability insurance policies increased $76,000 during 2006. Public relations and investor relations costs increased by $74,000 as the Company expanded its efforts in this area. Other selling, general and administrative expenses, net, increased by $163,000 during 2006. We expect selling, general and administrative expenses will continue to increase in the future as we expand our business.
Other Income (Expense), Net
Interest expense increased by $6,529,000 from 2005 to 2006. As discussed in Note 9, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. The fair value of the call feature on the first tranche of convertible debentures and the over allotment feature was $3,510,000 which was recorded to interest expense. Based on the Company’s assessment of Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the warrants granted to Cornell and the broker should be accounted for as liability instruments as long as the convertible debentures are outstanding and contain an uncapped reset provision on the convertible feature. This resulted in $2,245,000 of interest expense, recorded on November 2, 2006, related to the warrants granted. The fair value of the call feature on the second tranche of convertible debentures received on November 29, 2006, was $436,000 which was recorded to interest expense. In accordance with Accounting Principles Bulletin No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2006, the Company accreted $250,000 of this debt discount to interest expense. Interest expense accrued at December 31, 2006 related to the convertible debenture totaled $35,000. Finally, transaction costs related to the issuance of the debentures was approximately $53,000 and was charged to interest expense.

The adjustment to the fair value of derivatives represents a total income adjustment of $3,073,000 as of December 31, 2006. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $1,375,000. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $1,632,000. In addition, due to the derivative nature of the convertible debentures, the Company is required to account for its stock options with consultants as derivative liabilities, and accordingly, at December 31, 2006 made an in adjustment to the fair value of derivatives of $66,000.
The Company recorded increased interest income of approximately $19,000 in 2006 due to the Company maintaining higher cash balances than the same period in the prior year. In addition, the Company recorded $25,000 as other non-operating income during 2005 from a cash payment to DMFCC by a cartridge manufacturing partner upon the signing of a manufacturing partner agreement. This was a one-time non-operating income factor in 2005.
Liquidity and Capital Resources
Net cash used in operating activities was $4,219,000 and $1,863,000 for the years ended December 31, 2006 and 2005, respectively. The Company’s net loss from operations increased from $2,331,000 to $6,219,000 from 2005 to 2006 related to higher research and development costs of $390,000 as well as higher selling, general and administrative expenses of $3,617,000.
Net cash provided by financing activities during 2006 was $4,174,000. Cash received from SNK Capital Trust (“SNK”) represented $2,000,000 of this amount. On February 21, 2006, SNK made an investment of $999,980 in the Company for the purpose of exercising a stock option to buy shares of common stock in the Company. On March 30, 2006, SNK made an investment of $1,000,020 in the Company for the purpose of exercising an additional stock option to buy 3,571,499 shares of common stock in the Company. Net cash proceeds received from Cornell Capital Partners, LP (“Cornell”) was $2,201,000 during November 2006 as the Company received two tranches of convertible debenture financing as discussed in detail in Note 9 to the consolidated financial statements.
We have incurred substantial losses during the year ended December 31, 2006. As described more fully in Note 21 to the accompanying consolidated financial statements — Subsequent Events, on March 8, 2007, the Company received net proceeds of $910,800 in financing from Cornell through the sale of its common stock and warrants and converted the existing $2,700,000 Convertible Debentures into common stock. In connection with this new financing, we terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iii) the Security Agreements which granted Cornell a first priority security interest, that were entered into in November 2006 with Cornell . The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity, and in addition, we anticipate the filing of a blanket shelf registration statement for new securities in the near future that when declared effective should allow the Company to raise additional capital. Although the Company remains optimistic to raise additional financing, no signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company may not have adequate financial resources to support its operations at the current level for the next twelve months.
ITEM 7. FINANCIAL STATEMENTS
See the Company’s audited financial statements on pages F-1 through F-33.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES
Disclosure controls and procedures. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.
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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although the Company is working to comply with these requirements, the Company has only 19 employees. The Company’s small number of employees is expected to make compliance with Section 404 — especially with segregation of duty control requirements — very difficult and cost ineffective.
ITEM 8B. OTHER INFORMATION
Not applicable

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Executive Officers
The Company’s named executive officers as of December 31, 2006 are as follows:
Carl Kukkonen, Ph.D.
•	Age 61

•	Principal Occupation
•	Chief Executive Officer and Director of the Company — June 2005 to present

•	Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of the Company — 2001 to present

•	Chief Executive Officer and Director, VIASPACE Security Inc., a subsidiary of the Company — 2002 to present

•	Chief Executive Officer and Director, Ionfinity LLC, a subsidiary of the Company — 2001 to present
•	Prior Business Experience
•	Co-founder and Chief Executive Officer, ViaSpace Technologies LLC (predecessor of the Company) — 1998 to 2005

•	Director of the Center for Space Microelectronics Technology and Manager of Supercomputing, Caltech NASA Jet Propulsion Laboratory — 1984 to 1998

•	Principal Research Engineer, Ford Motor Company — 1977 to 1984
•	Education
•	BS in physics from the University of California at Davis

•	MS and Ph.D. in physics from Cornell University

•	Post-doctoral fellow at Purdue
Amjad S. Abdallat
•	Age 45

•	Principal Occupation
•	Vice President Business Development, Chief Operating Officer and Director of the Company — June 2005 to present

•	President, Chief Operating Officer and Director, VIASPACE Security Inc., a subsidiary of the Company — 2002 to present

•	Director, Direct Methanol Fuel Cell Corporation — 2001 to present

•	Director, Ionfinity LLC, a subsidiary of the Company — 2001 to present
•	Prior Business Experience
•	Co-founder, Vice President and Chief Operating Officer, ViaSpace Technologies LLC (predecessor of the Company) — 1998 to 2005

•	Business Development, Marketing and Program Capture, Hewlett-Packard Company — 1989 to 1998

•	Business Development, Control Data Corporation — 1984 to 1989
•	Education
•	BS from the University of California at Berkeley

•	Master’s degree in Engineering from the University of Missouri

Stephen J. Muzi
•	Age 43

•	Principal Occupation
•	Chief Financial Officer, Treasurer and Secretary of the Company — June 2005 to present
•	Prior Business Experience
•	Controller, ViaSpace Technologies LLC (predecessor of the Company) — 2000 to 2005

•	Controller, SpectraSensors, Inc., a spun-off former subsidiary of the Company — 2003 to 2005

•	Controller, ViaLogy Corp., a spun-off former subsidiary of the Company — 2003 to 2005

•	Consultant to Direct Methanol Fuel Cell Corporation, VIASPACE Security Inc. and Ionfinity LLC, subsidiaries of the Company — 2004 to 2005

•	Corporate Controller, Assistant Controller and Senior Corporate Financial Analyst, Southwest Water Company, a NASDAQ company and provider of water and wastewater services — 1988 to 2000

•	Senior Auditor, BDO Seidman — 1985 to 1987
•	Education
•	BS degree from Rochester Institute of Technology

•	MBA from the State University of New York at Buffalo

•	Certified Public Accountant
Robert W. “Skip” Zeiler
•	Age 60

•	Principal Occupation
•	Executive Director of the Company — March 2006 to present
•	Prior Business Experience
•	VP/GM — Magneto Inductive Systems Limited USA, defense hardware technology company — 2004 to 2006

•	President/CEO-Zinc Matrix Power, high power/energy battery company — 2001 to 2004

•	Group Vice President, Porex Medical Products Group, plastic medical device manufacturer — 1994 to 2001

•	Operations Vice President, BP Chemicals Composites, defense technology and materials company — 1988 to 1994

•	Commander (ret.), U.S. Navy Supply Corps
•	Education
•	BS degree from Illinois Institute of Technology

•	Master’s from National Defense University

•	Certified Department of Defense Weapons Acquisition Expert
Joseph C. McMenamin
•	Age 59

•	Principal Occupation
•	Vice President Operations and Testing, DMFCC — November 2006 to present
•	Prior Business Experience
•	Vice President Operations, SpectraSensors, Inc., a spun-off former subsidiary of the Company — 2001 to 2006

•	Business Unit Manager, Accufab Systems (now ATS Oregon). A developer of precision automated manufacturing equipment that acquired Chemwest Systems’ System Division — 1999 to 2001

•	Director of Operations, Chemwest Systems, a manufacturer of automated equipment for the semiconductor industry — 1997 to 1999

•	President, Paragon Environmental Systems, a manufacturer of equipment for cleaning gasoline contaminated soil and water — 1991 to 1997

•	Vice President of Engineering, Custom Engineered Materials, Inc., a manufacturer of pollution control equipment for the semiconductor industry — 1988 to 1990

•	Engineering Manager, ATEQ Corporation, a manufacturer of semiconductor photolithography equipment — 1984 to 1988

•	Director of Solid State Physics, J.C. Schumacher Co., a manufacturer of chemicals and chemical delivery equipment for the semiconductor industry — 1978 to 1984

•	Xerox, Palo Alto Research Center — 1975 to 1978
•	Education
•	BA and MS degrees in Physics, University of Pennsylvania

•	Ph.D. Applied Physics, Stanford University

(b) Directors
The Company’s directors are as follows:
Carl Kukkonen — See background in Item 9 (a) under Executive Officers
Amjad S. Abdallat — See background in Item 9 (a) under Executive Officers
General Bernard P. Randolph
•	Age 73

•	Director Since: April 19, 2006

•	Committee Memberships of Company
•	Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes

•	Principal Occupation
•	Senior Consultant to Science Applications International Corporation (SAIC) Space Air and Information Group (SAIG)
•	Other Directorships
•	Board of Defense Acquisition University in Fort Belvoir, Virginia
•	Prior Business Experience
•	Senior Consultant in the Space Air and Information Group, Space Systems Engineering Division

•	Senior Consultant to the Aerospace Corporation

•	35 years of service in the United States Air Force retiring with Rank of General

•	Final Air Force assignment was as Commander of the Air Force Systems Command charged with the development and procurement of all major defense systems for the Air Force

•	Key technology management positions in Air Force including: Vice Commander of the Warner Robins Air Logistics Center; Vice Commander and Deputy Commander of Space Systems acquisition at the Air Force’s Space Division; Director of Space Systems and Command, Control and Communications in the Office of the Deputy Chief of Staff; Research, Development and Acquisition at Air Force Headquarters; and program director for such major space systems as the Air Force Satellite Communications Program and Space Defense Program

•	TRW Space and Electronics Group in Redondo Beach, California dual line and staff roles including as Vice President and General Manager of the Defense Communications Division and Vice President and Special Assistant to the Group General Manager

•	Member of the Defense Science Board in DoD pursuing adoption of cost saving commercial procurement practices

•	Member of the Defense Intelligence Agency Scientific advisory Board

•	Consultant for the Institute for Defense Analyses

•	Member of the Advisory Board for Lincoln Laboratory at Massachusetts Institute of Technology
•	Education
•	Degree in chemistry from Xavier University (New Orleans, Louisiana)

•	Bachelor’s and master’s degrees in electrical engineering from the University of North Dakota

•	Master’s degree in business administration from Auburn University

•	Honorary doctorate of engineering from the University of North Dakota

Angelina Galiteva
•	Age 40

•	Director Since: April 28, 2006

•	Committee Memberships of Company
•	Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes

•	Principal Occupation
•	Chairperson of the World Council for Renewable Energy (WCRE) specializing in strategic issues related to renewable energy, environmental, energy efficiency and overall sustainable policy programs for public and private entities

•	Founder and Principal of New Energy Options, Inc.
•	Other Directorships
•	Member of Board of Directors of American Distributed Generation, Inc. and TECOGEN
•	Prior Business Experience
•	Prior to July 2003, Executive Director-Strategic Planning, for the City of Los Angeles Department of Water and Power (LADWP) responsible for managing the Departments’ Corporate Environmental Services Business Unit as well as all LADWP’s Green LA Programs and New Technology Initiatives

•	Prior to 1997, worked for the California Independent System Operator and Power Exchange Trusts and Corporations and for the New York Power Authority on conservation, renewable energy and air quality initiatives
•	Education
•	Attorney with a JD and Masters’ of Law Degrees in Environmental and Energy Law from Pace University School of Law, New York
Nobuyuki Denda
•	Age 59

•	Director Since: August 28, 2006

•	Committee Memberships of Company
•	None
•	Independent Director: No

•	Principal Occupation
•	Founder, President and CEO of Denda Associates, a provider of consulting services for domestic and overseas firms, formed in 2001 and currently supporting the following foreign companies in gaining entry into the Japan market including Polyfuel, Peregrine Semiconductor and Canesta

•	Founder, Chairman and CEO of Trusted Solutions Corporation, a spun-off entity from Denda Associates, that provides information management solutions
•	Other Directorships
•	Board Member — MITI-affected corporation “Personal Computer Users’ Application Technology Association”

•	Executive Committee Member — American Electronics Association- Japan
•	Prior Business Experience
•	Joined Intel Japan Corp. in 1971 and served as CEO of Intel Japan - 1997 to 2001. During career with Intel, also served as General Manager of Marketing, General Manager of Sales, Executive Vice President and Operating Group Vice President

•	Played key role in the birth and development of Sony’s PC (VAIO) business
•	Education
•	Nihon University — Department of Science & Engineering

Rick Calacci
•	Age 54

•	Director Since: February 1, 2007

•	Committee Memberships of Company
•	None
•	Independent Director: Yes

•	Principal Occupation
•	President of Access Sales Group, a provider of national coverage for “Best in Class”, “Variable Cost” and “Outsourcing Solution” sales, marketing and management services to meet the dynamic ever changing needs of the retail channel for vendor partners.
•	Other Directorships
•	None
•	Prior Business Experience
•	General Manager / Sr. Vice President of Sales and Market for Hannspree California, Inc., a developer, manufacturer and distributor of LCD display technologies — 2005 to 2006

•	President of Moxell Technology, Inc., a Motorola consumer electronics licensee for displays, recording media, connectivity, IT and related accessory products in the Americas and Europe — 2003 to 2005

•	Senior Executive Vice President / Group General Manager — Consumer Electronics of Sharp Electronics Corporation, a leading global consumer electronics and home appliances company — 2001 to 2003

•	Vice President Sales of Toshiba America Consumer Products, a leading global consumer electronics and computer company from 1995 to 2001. Served in other roles as Regional General Manager, Central Zone Vice President and Western Sales Group Vice President — 1984 to 1995

•	Sales Manager positions with Pioneer Video, Inc. and Sony Corporation of America — 1977 to 1983
•	Education
•	Business program, Northern Illinois University and Rock Valley Junior College.
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
Committees of the Board of Directors
Audit Committee. On October 20, 2005, our Board of Directors established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the Board of Directors serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-B. The Company intends to identify and recruit a suitable candidate to serve as the audit committee financial expert during 2007, and has begun efforts to do so.
Compensation Committee. On October 20, 2005, our Board of Directors established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present.
Governance and Nominating Committee. On October 20, 2005, our Board of Directors established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

ITEM 10. EXECUTIVE COMPENSATION
The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended December 31, 2006. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President/Chief Operating Officer. In addition, two additional executives of the Company are included in the tables in accordance with disclosure requirements.
SUMMARY COMPENSATION TABLE

					(f)
(a)		(c)	(d)	(e)	All Other	(g)
Name and Principal	(b)	Salary	Bonus	Option Awards	Compensation	Total
Position	Year	($) (1)	($)	($) (2)	($) (3)	($)
Carl Kukkonen Chief Executive Officer	2006	$262,333	$85,000	$—	$12,491	$359,824
Amjad S. Abdallat Vice President, Chief Operating Officer	2006	200,000	55,000	—	—	255,000
Stephen J. Muzi Chief Financial Officer, Treasurer and Secretary	2006	150,000	27,000	534,694	—	711,694
Robert W. Zeiler Executive Director	2006	118,269	10,000	21,706	—	149,975
Joseph C. McMenamin Vice President of Operations and Testing	2006	15,019	—	5,894	—	20,913
(1)	Mr. Zeiler was hired by the Company on March 20, 2006 at a salary of $150,000. Amounts shown in column (c) for Mr. Zeiler represent salary and consulting payments paid to him in 2006. Dr. McMenamin was hired by the Company on November 28, 2006 at a salary of $165,000. Amounts shown in column (c) for Dr. McMenamin represent salary payments paid to him in 2006. Amounts shown in (c) for Dr. Kukkonen represent total salary paid to him by the Company and its subsidiaries.

(2)	Column (e) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year ended December 31, 2006 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer. The amount shown includes awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2006. There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever by realized.

(3)	Amounts shown column (f) represent additional compensation paid to Dr. Kukkonen for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan).

The following table provides information on stock options granted in 2006 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.
VIASPACE INC.
GRANTS OF PLAN-BASED AWARDS

			(d)
			All Other			(g)
			Option			Grant
			Awards:	(e)	(f)	Date Fair
			Number of	Exercise or	Closing	Value of
			Securities	Base Price of	Price on	Stock
		(c)	Underlying	Option	Grant	Option
(a)	(b)	Board	Options	Awards	Date	Awards
Name	Grant Date	Approval Date	(#) (1)	($/Sh.)	($)	($) (2)
Carl Kukkonen	12/12/06	12/12/06	1,000,000	$0.74	$0.74	$677,845
Amjad S. Abdallat	12/12/06	12/12/06	1,000,000	0.74	0.74	677,845
Stephen J. Muzi	12/12/06	12/12/06	500,000	0.74	0.74	338,923
Robert W. Zeiler	4/19/06	4/19/06	150,000	0.80	0.80	110,989
Joseph C. McMenamin	11/28/06	11/28/06	400,000	0.70	0.70	257,192
(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options vest over 48 months and become exercisable in accordance with the following: 25% vested after 12 months with remaining 75% monthly over the following 36 months. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Column (g) represents the aggregate SFAS No. 123(R) values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the SFAS No. 123(R) value.

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on December 31, 2006.
VIASPACE INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2006

	(b)	(c)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	(d)
	Unexercised	Unexercised	Option Exercise	(e)
(a)	Options (#)	Options (#)	Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
Carl Kukkonen	—	1,000,000	$0.74	12/12/16
Amjad S. Abdallat	—	1,000,000	0.74	12/12/16
Stephen J. Muzi	375,000	625,000	2.50	10/20/15
Stephen J. Muzi	—	500,000	0.74	12/12/16
Robert W. Zeiler	—	150,000	0.80	3/30/16
Joseph C. McMenamin	—	400,000	0.70	11/28/16
There were no shares of VIASPACE common stock acquired during 2006 upon the exercise of options.

Direct Methanol Fuel Cell Corporation Option Plan
As explained in Note 8 to the Company’s consolidated financial statements, the Company’s subsidiary, Direct Methanol Fuel Cell Corporation (“DMFCC”) also has in place an equity-based stock option plan that allows for the grant of stock options to employees, directors and consultants.
There were no grants of securities underlying options granted in 2006 by DMFCC to the Company’s Named Executive Officers.
There were no shares of DMFCC common stock acquired during 2006 upon the exercise of options by the Company’s Named Executive Officers.
The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers in Direct Methanol Fuel Cell Corporation on December 31, 2006.
DIRECT METHANOL FUEL CELL CORPORATION
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2006

	(b)	(c)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	(d)
	Unexercised	Unexercised	Option Exercise	(e)
(a)	Options (#)	Options (#)	Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
Carl Kukkonen	1,000,000	—	$0.005	4/18/12
Amjad S. Abdallat	—	—	—	—
Stephen J. Muzi	30,000	—	0.05	11/22/12
Stephen J. Muzi	27,083	22,917	0.05	1/14/15
Robert W. Zeiler	—	—	—	—
Joseph C. McMenamin	—	—	—	—

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2006.
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders for VIASPACE	14,968,500	$1.14	20,166,500
Equity compensation plans approved by security holders for DMFCC	1,581,000	0.02	419,000
Equity compensation plans not approved by security holders	—	—	—

Total	16,549,500		20,585,500

Our current stock option plans (the “Plans”) are explained in detail in Note 8 to the accompanying consolidated financial statements and provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants. VIASPACE and DMFCC each have separate stock option plans.
The Compensation Committee of our board of directors, with assistance from the executive officers of the Company, administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VIASPACE Inc. 2005 Stock Incentive Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant for incentive stock options (110% of the fair market value on the date of the grant for employees that own 10% or more of Company stock). In the case of non-qualified stock options, the exercise price shall not be less than 85% of fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates generally over four years for employees and non-employee directors. The vesting period for consultant options varies.

Director Compensation
The following chart summarizes the annual compensation for the Company’s non-employee directors during 2006.
Director Compensation

	(b)	(c)		(e)
	Fees	Stock	(d)	All Other	(f)
(a)	Earned	Awards	Option Awards	Compensation	Total
Name	($) (1)	($)	($) (2)	($)	($)
General Bernard P. Randolph	$11,000	—	$129,487	—	$140,487
Angelina Galiteva	10,250	—	172,438	—	182,688
Nobuyuki Denda	6,500	—	72,235	—	78,735
Rick Calacci	—	—	—	—	—
Joel Balbien	5,000	—	—	—	5,000
Aaron Levy	5,000	—	—	—	5,000
John Hatsopoulos	3,000	—	—	—	3,000
(1)	Mr. Balbien, Mr. Levy and Mr. Hatsopoulos resigned from the Board of Directors in April 2006. Mr. Calacci joined the Board of Directors in February 2007.

(2)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year ended December 31, 2006 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer. The amount shown includes awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in footnote 6 to the Company’s audited financial statements for the fiscal year ended December 31, 2006. There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever be realized.
Directors who are not Company employees are compensated for their service as a director as shown in the chart below:
Schedule of Director Fees
December 31, 2006

Compensation Item	Amount ($)
Annual Retainer (paid in quarterly installments)	$10,000
Per Board Meeting Fee (attendance in person)	1,000
Per Board Meeting Fee (attendance by teleconference)	500
Per Committee Meeting Fee (attendance in person or by teleconference)	250
Appointment Fee Upon Election to Board of Directors	2,500
Non-qualified stock options	(1)(2)
(1)	On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion as Administrator).

(2)	For non-employee outside Board members that have served on the Board for at least 6 months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably generally over four years (or such other vesting period as determined by the Board in its discretion as Administrator).

Stock Options Granted to Directors
On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion as Administrator) effective on the date of appointment (or such other date as determined by the Board in its discretion as Administrator). The price of the option is the closing market price on the date of grant, generally vesting over four years for which the Board member holds office (or such other vesting period as determined by the Board in its discretion as Administrator). During 2006, the Board in its discretion as Administrator granted to Mr. Randolph, Ms. Galiteva and Mr. Denda non-qualified stock options to purchase 1,000,000 shares on their respective dates of appointment. Mr. Calacci was also granted a non-qualified stock option to purchase 1,000,000 shares on February 1, 2007, his date of appointment to the Board.
In addition, for non-employee outside Board members that have served on the Board for at least 6 months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably generally over four years (or such other vesting period as determined by the Board in its discretion as Administrator). Further, the Board in its discretion as Administrator of the Plan may make additional grants of non-qualified stock options to non-employee directors at any time. During 2006, no additional options were granted to Board members other than those granted on a director’s appointment date.
Non-employee Directors may also be granted other awards, as referred to in the 2005 Stock Incentive Plan, by the Board in its discretion as Administrator of the Plan such as Stock Appreciation Rights, Dividend Equivalent Rights, Restricted Stock, Performance Unit or Performance Shares.
Directors of the Company, who are employees of the Company or of a related company, do not receive additional compensation for their services as Directors. During 2006, Dr. Kukkonen, CEO and Mr. Abdallat, Vice President and Chief Operating Officer did not receive additional compensation for their services as Directors.
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
Report on the Repricing of Any Options or Stock Appreciation Rights
There was no repricing of any options or stock appreciation rights during fiscal year 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of our common stock as of March 21, 2007 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.

			Total Number of
			Shares and
	Number of	Exercisable	Exercisable	Percent of
	Shares	Options	Options	Class of
	Beneficially	Beneficially	Beneficially	Common
Name	Owned	Owned (a)	Owned	Stock (b)
Directors
Carl Kukkonen, CEO (c)	64,258,191	—	64,258,191	21.1%
Amjad S. Abdallat, Vice President (d)	39,690,000	—	39,690,000	13.0%
General Bernard P. Randolph	—	270,833	270,833	*
Angelina Galiteva	—	250,000	250,000	*
Nobuyuki Denda	—	—	—	*
Rick Calacci	—	—	—	*
Other Named Officers	—	—	—	*
Stephen J. Muzi	—	458,333	458,333	*
Robert W. Zeiler	—	43,750	43,750	*
Joseph C. McMenamin	—	—	—	*
All Named Executive Officers and Directors as a group (9 persons)	103,948,191	1,022,916	104,971,107	34.4%
Other 5% Owners
SNK Capital Trust (e)	61,204,286	—	61,204,286	20.1%

*	Represents less than 1%.

(a)	Includes options that become exercisable on or before May 21, 2007.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned and the number of options of the beneficial owner that are exercisable on or before June 30, 2007.

(c)	448,000 of shares were gifted to family members since date of last report.

(d)	Does not include 7,295,000 shares of common stock held by individual irrevocable trusts of Mr. Abdallat’s children that Mr. Abdallat disclaims beneficial ownership in.

(e)	The address of SNK Capital Trust is c/o Gaye Knowles, Trustee, SNK Capital Trust, Second Floor, Cafe Skans Building, Bay Street, Nassau, The Bahamas. On April 10, 2006 SNK Capital Trust agreed to lock-up its shares until April 9, 2011. Under the signed lock-up agreement, SNK will not offer, sell, contract to sell, pledge, or otherwise dispose of any shares or securities convertible into or exchangeable or exercisable for any shares, enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the shares. SNK Capital Trust retains voting rights in the common shares.

Changes in Control Arrangements
No change in control arrangements existed at December 31, 2006.
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
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director is an employee of Ionfinity and has a 47.9% membership interest in Ionfinity. As of December 31, 2006 and 2005, respectively, $1,500 and $18,100, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. During 2006, $61,000 has been billed by these two minority owners to Ionfinity for consulting work performed on these contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, in 2002 for $20,000 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). This amount of $20,000 was included as a related party payable in the accompanying consolidated balance sheet at December 31, 2005. Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2007. The $10,000 owed to Dr. Gulati is included in related party payable in the accompanying consolidated balance sheet at December 31, 2006. In addition, during 2005, before Dr. Gulati became a Director of the Company, he received compensation from VIASPACE Security Inc., a subsidiary, in the amount of $120,000 for consulting services performed. In addition, in May 2005, Dr. Gulati exchanged a 41% interest in VIASPACE Security for 7,500,000 membership units of ViaSpace Technologies LLC. These membership units were converted to 40,500,000 common shares of the Company after the reverse merger of ViaSpace Technologies LLC and the Company in June 2005.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2007 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement. Total salary for Dr. Kukkonen shown in the Executive Compensation Table includes amounts paid by DMFCC.
At December 31, 2006 and 2005, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen and Mr. Abdallat by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of December 31, 2006, $7,900 is included as a related party payable in the accompanying consolidated balance sheet.

ITEM 13. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Share Purchase Agreement dated August 29, 2003 between Marco Polo World News Inc., Rino Vultaggio and Global-Wide Publication Ltd. (incorporated herein by reference to Exhibit 4.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
2.2	Agreement and Plan of Merger Among ViaSpace Technologies LLC, Robert Hoegler and Global-Wide Publication Ltd. dated June 15, 2005 (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on June 20, 2005).
2.3	Stock Option Agreement between Global-Wide Publication Ltd., ViaSpace Technologies LLC, and SNK Capital Trust dated June 15, 2005 (incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K filed on June 20, 2005).
2.4	Acquisition Agreement between Global-Wide Publication Ltd. and Rino Vultaggio dated May 19, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on June 23, 2005).
2.5	Share Purchase Agreement between Global-Wide Publication Ltd. and Robert Hoegler dated May 19, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on June 23, 2005).
3.1 (i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).
3.3 (i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.4 (i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.5 (i)	Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
10.1	Employment Agreement dated October 14, 2004 between Direct Methanol Fuel Cell Corporation and Dr. Carl Kukkonen (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).
10.2	Consulting Agreement between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 22, 2005).
10.3	Warrant No. 1 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 22, 2005).
10.4	Warrant No. 2 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 22, 2005).
10.5	Warrant No. 3 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on August 22, 2005)
10.6	Direct Methanol Fuel Cell Corporation 2002 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

Exhibit
Number	Description of Exhibit
10.7	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.7A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.8	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).
10.9	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.10	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
10.11	2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).
10.12	Stock Purchase Agreement between VIASPACE Inc. and California Institute of Technology dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.13	**Confidential License Agreement By and Among University of Southern California, California Institute of Technology and Direct Methanol Fuel Cell Corporation dated January 19, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-KSB filed on March 31, 2006).
10.14	**Confidential Non-Exclusive License Agreement By and Among University of Southern California, California Institute of Technology and Direct Methanol Fuel Cell Corporation dated January 19, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-KSB filed on March 31, 2006).
10.15	VIASPACE Inc. Amended Option Agreement with SNK Capital Trust dated March 21, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 22, 2006).
10.16	VIASPACE Inc. Stock Purchase Agreement with SNK Capital Trust dated March 21, 2006 (incorporated by reference Exhibit 10.2 of the Company’s Form 8-K filed on March 22, 2006).
10.17	VIASPACE Inc. Stock Settlement Agreement dated March 21, 2006 with members of ViaSpace Technologies LLC dated March 21, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 22, 2006).
10.18	* Nonexclusive Software License Agreement between Arroyo Sciences, Inc. and California Institute of Technology dated June 19, 2003.
10.19	* Nonexclusive Software License Agreement between Arroyo Sciences, Inc. and California Institute of Technology dated September 28, 2004.
10.20	* Software License Agreement between VIASPACE Inc. and California Institute of Technology dated March 15, 2006.
10.21	Stock Purchase Agreement with SNK Capital Trust dated March 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 3, 2006).
10.22	Share Lock-Up Agreement with SNK Capital Trust dated April 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 13, 2006).
10.23	* License Agreement between Direct Methanol Fuel Cell Corporation and California Institute of Technology dated May 9, 2006.
10.24	* Purchase order from L3 Communications to Arroyo Sciences, Inc. dated June 8, 2006.
10.25	Lease with Pasadena Business Park, LLC dated January 10, 2006, effective beginning May 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 14, 2006).

Exhibit
Number	Description of Exhibit
10.26	* Ionfinity contract with US Navy dated August 1, 2006.
10.27	* Ionfinity contract with US Army dated August 14, 2006.
10.28	* Ionfinity contract with US Air Force dated September 30, 2006.
10.29	Consulting Agreement between VIASPACE Inc. and Denda Associates Co., Ltd. dated October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2006).
10.30	Securities Purchase Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 8, 2006).
10.31	Investor Registration Rights Agreement (relating to the securities issued pursuant to the Securities Purchase Agreement) dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 8, 2006).
10.32	Security Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 8, 2006).
10.33	Form of Secured Convertible Debenture relating to the Securities Purchase Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed November 8, 2006).
10.34	Form of Common Stock Purchase Warrant relating to the Securities Purchase Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed November 8, 2006).
10.35	Standby Equity Distribution Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed November 8, 2006).
10.36	Registration Rights Agreement (relating to securities to be issued pursuant to the Standby Equity Distribution Agreement) dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed November 8, 2006).
10.37	Secured Convertible Debenture relating to the Securities Purchase Agreement dated November 29, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 4, 2006).
10.38	Securities Purchase Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 13, 2007).
10.39	Registration Rights Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 13, 2007).
10.40	Termination Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 13, 2007).
14.1	VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).
21	* List of subsidiaries of Company.
23.1	* Consent of Singer Lewak Greenbaum & Goldstein, LLP dated March 30, 2007.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith
** We are seeking confidential treatment for the redacted portions of this agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
As explained in Item 7, the Company changed independent accounting firms in 2005 from Amisano Hanson, Chartered Accounts to Singer Lewak Greenbaum & Goldstein LLP (“SLGG”). In addition, Jaspers + Hall, PC performed independent accounting services in 2005 for ViaSpace Technologies LLC prior to its merger with the Company. The aggregate fees billed by these independent accounting firms to the Company for the last two fiscal years are shown below:

	Years Ended December 31,
	2006	2005
Audit Fees	$133,683	$56,435
Audit-Related Fees	72,484	1,508
Tax Fees	16,000	500
All Other Fees (1)	13,593	—

	$235,760	$58,443

(1)	Includes fees paid to SLGG during 2006 for performing agreed upon procedures concerning a review of public statements concerning the Company’s business.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors
Consistent with SEC policies regarding auditor independence, our Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories.
Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2007.

VIASPACE INC.

(Registrant)

By:	/s/ CARL KUKKONEN

Name: Carl Kukkonen
Title: Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ STEPHEN J. MUZI

Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN Carl Kukkonen	Chief Executive Officer (Principal Executive Officer and Director)	March 29, 2007

/s/ STEPHEN J. MUZI Stephen J. Muzi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007

/s/ AMJAD S. ABDALLAT	Director	March 29, 2007
Amjad S. Abdallat

/s/ GENERAL BERNARD P. RANDOLPH	Director	March 29, 2007
General Bernard P. Randolph

/s/ ANGELINA GALITEVA	Director	March 29, 2007
Angelina Galiteva

/s/ NOBUYUKI DENDA	Director	March 29, 2007
Nobuyuki Denda

/s/ RICK CALACCI	Director	March 29, 2007
Rick Calacci

ITEM 7. FINANCIAL STATEMENTS
VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
VIASPACE Inc.
Pasadena, California
We have audited the consolidated balance sheets of VIASPACE Inc. (the “Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. In addition, the Company has an accumulated deficit of $11,032,000 and a shareholders’ deficit of $3,199,000. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP
Los Angeles, California
March 30, 2007

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,861,000	$2,130,000
Accounts receivable, net of allowance for doubtful accounts of $21,000 and zero in 2006 and 2005, respectively	231,000	71,000
Marketable securities, available for sale	419,000	24,000
Other prepaid expenses and other current assets	99,000	53,000

TOTAL CURRENT ASSETS	2,610,000	2,278,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $106,000 and $67,000 in 2006 and 2005, respectively	207,000	21,000
OTHER ASSETS:
Deferred financing and offering costs	777,000	—
Intellectual property, net of accumulated amortization of $40,000	375,000	—
Other assets	30,000	16,000

TOTAL OTHER ASSETS	1,182,000	2,278,000

TOTAL ASSETS	$3,999,000	$2,315,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$286,000	$168,000
Accrued expenses	260,000	104,000
Current portion of long-term debt	29,000	27,000
Current portion of convertible debenture, net of discounts	250,000	—
Warrant and consultant stock option derivatives	20,000	—
Related party payable	193,000	211,000
Unearned revenue	—	100,000

TOTAL CURRENT LIABILITIES	1,038,000	610,000
LONG-TERM LIABILITIES:
Convertible debenture and embedded derivatives	2,407,000	—
Warrant and consultant stock option derivatives, net of current portion	3,106,000	—
Deferred rent	20,000	—
Long-term debt, net of current portion	71,000	100,000

TOTAL LONG-TERM LIABILITIES	5,604,000	100,000

TOTAL LIABILITIES	6,642,000	710,000
COMMITMENTS AND CONTINGENCIES MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	56,000	51,000

	556,000	551,000
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000,000 shares authorized, 292,512,205 and 284,506,430 issued and outstanding in 2006 and 2005, respectively	293,000	285,000
Additional paid in capital	7,104,000	2,200,000
Accumulated other comprehensive loss	436,000	—
Accumulated deficit	(11,032,000)	(1,431,000)

Total stockholders’ equity (deficit)	(3,199,000)	1,054,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,999,000	$2,315,000

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
REVENUES
Government contracts	$410,000	$421,000
Commercial contracts	552,000	11,000

Total revenues	962,000	432,000
COST OF REVENUES	766,000	355,000

GROSS PROFIT	196,000	77,000
OPERATING EXPENSES
Research and development	1,020,000	630,000
Selling, general and administrative expenses	5,395,000	1,778,000

Total operating expenses	6,415,000	2,408,000

LOSS FROM OPERATIONS	(6,219,000)	(2,331,000)
OTHER INCOME (EXPENSE)
Interest income	85,000	66,000
Other income	—	25,000
Interest expense	(6,539,000)	(10,000)
Adjustments to fair value of derivatives	3,073,000	—

Total other income (expense)	(3,381,000)	81,000

LOSS BEFORE MINORITY INTEREST	(9,600,000)	(2,250,000)
Minority interest income in consolidated subsidiaries	(1,000)	(61,000)

NET LOSS	$(9,601,000)	$(2,311,000)
LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST—Basic and diluted	$(0.03)	$(0.01)
Minority interest in consolidated subsidiaries	*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.03)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	290,157,000	282,246,000

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(9,601,000)	$(2,311,000)
Other Comprehensive Income:
Unrealized holding gain on securities	436,000	—

COMPREHENSIVE LOSS	$(9,165,000)	$(2,311,000)

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, DECEMBER 31, 2004	152,953,000	$153,000	$116,000	$—	$880,000	$1,149,000
Investment by SNK Capital Trust	10,800,000	11,000	989,000			1,000,000
Shares issued for acquisition of VIASPACE Security Inc.	60,843,000	61,000	(61,000)			—
Membership interest to Caltech	2,204,000	2,000	(2,000)			—
Pre-existing post-split shares of Global-Wide Publication Ltd.	54,000,000	54,000	(118,000)			(64,000)

BALANCE, JUNE 22, 2005 - Reverse Merger	280,800,000	$281,000	$924,000	$—	$880,000	$2,085,000
Exercise of options by SNK Capital Trust	3,571,000	4,000	996,000			1,000,000
Common stock issued in exchange for common shares in subsidiaries	135,000					—
Stock compensation expense related to warrants			247,000			247,000
Stock compensation expense related to stock options			33,000			33,000
Net loss					(2,311,000)	(2,311,000)

BALANCE, DECEMBER 31, 2005	284,506,000	$285,000	$2,200,000	$—	$(1,431,000)	$1,054,000
Net loss					(9,601,000)	(9,601,000)
Other comprehensive income:
Unrealized holding gain on securities				436,000		436,000

Comprehensive loss						(9,165,000)
Common shares issued for intellectual property			393,000			393,000
Exercise of options by SNK Capital Trust	7,143,000	7,000	1,993,000			2,000,000
Stock compensation expense related to warrants			656,000			656,000
Stock compensation expense related to stock options			1,303,000			1,303,000
Reclassification of warrants to liabilities			(140,000)			(140,000)
Issuance of convertible debentures	863,000	1,000	699,000			700,000

BALANCE, DECEMBER 31, 2006	292,512,000	$293,000	$7,104,000	$436,000	$(11,032,000)	$(3,199,000)

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,601,000)	$(2,311,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38,000	11,000
Amortization of intangible assets	36,000	4,000
Amortization of discount related to conversion feature	250,000	—
Bad debt expense	21,000	—
Stock compensation expense	1,959,000	280,000
Change in fair value of derivatives		(3,073,000)
Non-cash interest expense related to convertible debentures	6,244,000	—
Deferred financing costs	(55,000)	—
(Increase) decrease in:
Accounts receivable	(181,000)	294,000
Prepaid expenses and other current assets	(59,000)	(53,000)
Increase (decrease) in:
Accounts payable	118,000	(215,000)
Unearned revenue	(100,000)	(4,000)
Accrued expenses and other	197,000	64,000
Related party payable	(18,000)	8,000
Minority interest	5,000	59,000

Net cash used in operating activities	(4,219,000)	(1,863,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(224,000)	(24,000)
Purchase of intellectual property	—	(20,000)
Purchase of VIASPACE Security Inc., net of cash and cash equivalents	—	148,000

Net cash provided by investing activities	(224,000)	104,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures, net of cash fees paid	2,201,000	—
Exercise of stock options by SNK Capital Trust	2,000,000	1,000,000
Payments on long-term debt	(27,000)	(19,000)
Investment by SNK Capital Trust	—	1,000,000
Reverse merger adjustment	—	(25,000)

Net cash provided by financing activities	4,174,000	1,956,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(269,000)	197,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,130,000	1,933,000

CASH AND CASH EQUIVALENTS, End of period	$1,861,000	$2,130,000

Supplemental Schedule of Non-Cash Investing Activities:
Acquisition of VIASPACE Security Inc. Cash purchase price		$—
Working capital acquired, net of cash and cash equivalents of $118,758		(98,000)
Long-term loan assumed		(50,000)

		$(148,000)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,000	$10,000
Income taxes	$—	$—
See accompanying notes to consolidated financial statements

Supplemental Disclosure of Non-Cash Financing:
•	On November 2, 2006, 5,775,000 of warrants were granted to Cornell Capital Partners valued at $4,165,000.

•	On November 2, 2006 and November 29, 2006, an aggregate of 360,000 warrants were granted to Gilford Securities valued at $262,000.

•	On November 2, 2006, due to the derivative nature of the convertible debt transaction, 95,000 consultant stock options were recorded as a liability and the remaining term valued at $62,000.

•	On November 2, 2006, due to the derivative nature of the convertible debt transaction, 1,000,000 warrants original granted to Synthetica on August 16, 2005, were recorded as warrant liability and the remaining term was valued at $78,000.

•	During 2006, DMFCC issued 2,262,648 shares of its common stock to Caltech in exchange for the issuance of licenses to patents valued at $226,265.

•	During 2006, VIASPACE issued 135,000 of its common stock to Caltech and a third party in exchange for equity interests in the Company’s subsidiaries valued at $168,750.
See accompanying notes to consolidated financial statements

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. VIASPACE developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment — made originally for space and defense applications — into commercial products.
Company Background and Merger — The Company, formerly known as Global-Wide Publication Ltd. (“GW”), was incorporated in the State of Nevada on July 14, 2003. On September 30, 2003, the Company acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that was engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”, in consideration of 63,000,000 restricted shares on a post-split basis (2,100,000 shares on a pre-split basis) of the Company’s common stock issued to MPW’s sole shareholder, Rino Vultaggio, who became a director and officer of the Company. As a result of the transaction, MPW became a wholly owned subsidiary of the Company and, as of the date of completion of the acquisition agreement, the financial operations of the two companies were merged.
On May 19, 2005, the Company entered into an Acquisition Agreement with Mr. Vultaggio, pursuant to which, upon the closing of the Merger, the Company sold 100% of its interest in MPW to Mr. Vultaggio in exchange for 63,000,000 shares on a post-split basis (2,100,000 shares on a pre-split basis) of Company Common Stock. Thus, as of June 22, 2005, the Company no longer had any ongoing operations related to MPW, or any newspaper publication business.
In addition, on May 19, 2005, the Company entered into a Share Purchase Agreement with Robert Hoegler, a former director and officer of the Company, pursuant to which, upon the closing of the Merger, the Company purchased 72,000,000 shares on a post-split basis (2,400,000 shares on a pre-split basis) of the Company’s common stock for $24,000.
Effective June 22, 2005, the Company acquired ViaSpace Technologies, LLC (“ViaSpace LLC”) via a Merger. ViaSpace LLC was founded in July 1998 with the objective of transforming proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions that have the potential solve today’s complex problems. ViaSpace LLC benefits from important patent and software licenses from Caltech, which manages NASA’s JPL, and from relationships with research laboratories, universities, and other organizations within the advanced technology community.
Pursuant to the Merger, on June 22, 2005:
•	GW, as the surviving entity, changed its name to VIASPACE Inc.;

•	The Company effected a 5 for 1 forward stock split (a 6 for 1 forward stock split was previously effected May 23, 2005);

•	The members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in exchange for their membership interests in ViaSpace LLC at a rate of 5.4 common shares of GW in exchange for each membership unit. All pre-merger activity has been retroactively adjusted and presented to account for this exchange;

•	A total of 54,000,000 post-split shares (1,800,000 shares on a pre-split basis) of the Company’s common stock were held by the pre-existing GW shareholders as of the date of the Merger.

Basis of Presentation - The accompanying audited consolidated financial statements of VIASPACE have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-KSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the December 31, 2005 consolidated financial statements in order to conform to the December 31, 2006 consolidated financial statement presentation.
Principles of Consolidation - The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security, Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”), Ionfinity LLC (“Ionfinity”) and Concentric Water Technology LLC (“Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company also has a controlling interest in eCARmerce, Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Fiscal Year End - The Company’s fiscal year ends December 31.
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
Concentration of Credit Risk - The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.
Accounts Receivable Allowance for Doubtful Accounts - The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for impairment. We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.
Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets, which range from three to seven years.
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At December 31, 2006, all of the Company’s marketable securities are available for sale.
Intangible Assets - The Company’s intangible assets consist of, among other things, (1) licenses to patents that are being amortized over periods through the expiration date of the patents (up to twenty years); (2) software application code that is being amortized over three years; and (3) software licenses with an estimated useful life of five years. All intangible assets are subject to impairment tests on an annual or periodic basis. Note 6 describes the impact of accounting for the adoption of SFAS No. 142, “Goodwill and Intangible Assets”. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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
Deferred Financing and Offering Costs - Costs incurred in connection with the issuance of convertible debentures discussed in Note 9 including placement fees, broker fees and legal costs have been apportioned to the three tranches of convertible debentures as they are to be received. As of December 31, 2006, two tranches of convertible debentures have been received and $719,000 has been apportioned to the first two tranches. This amount will offset proceeds of the third tranche of convertible debentures. In addition, $54,000 of financing costs are being amortized over the term of the Standby Equity Distribution Agreement discussed in Note 9.
Minority Interest in Subsidiaries - Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At December 31, 2006 and 2005, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At December 31, 2006 and 2005, the Company has recorded $56,000 and $51,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
Fair Value of Financial Instruments - The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.
Derivative Instruments - SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.
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
Revenue Recognition - Product Revenue. DMFCC has generated revenues to date on product revenue shipments. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), DMFCC recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.
Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined. Ionfinity has generated revenues to date on fixed-price contracts for government contracts. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if we fail to meet a milestone. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.

Product Development Revenue on Fixed-Price Contracts. VIASPACE Security has generated revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ''inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
Stock Based Compensation - VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company has adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective application transition method.
For fiscal years prior to January 1, 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. VIASPACE and DMFCC had adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if VIASPACE and DMFCC had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005:

2005
Net loss applicable to common shares, as reported	$(2,311,000)
Add: Stock-based employee compensation included in reported net loss	—
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	(206,000)

Pro forma net loss	$(2,517,000)

Net loss per share — as reported:
basic and diluted	$(0.01)

Net loss per share — pro forma:
basic and diluted	$(0.01)

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128”) and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
Research and Development - The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACQUISITIONS
2005 Acquisitions
VIASPACE Security Inc.
ViaSpace LLC acquired 99.9% of the outstanding common shares of VIASPACE Security prior to its merger with the Company for the issuance of membership units in ViaSpace LLC. No cash was paid for these shares. VIASPACE Security was previously owned by related parties of the Company that owned a collective 20,475,000 common shares including Dr. Kukkonen, CEO of the Company; Mr. Abdallat, Vice President of the Company; Dr. Gulati, a former Director of the Company; Dr. Kukkonen’s son; and Mr. Abdallat’s children’s trusts. On January 25, 2005, ViaSpace LLC purchased 12,075,000 of these common shares of VIASPACE Security in exchange for the issuance of 3,767,128 membership units in ViaSpace LLC. The Company valued the shares acquired from these related parties at $1,207 which represented the cost basis these related parties had in these shares (at a par value of $.001 per share). These 3,767,128 membership units were converted to 20,342,491 shares in the Company after the merger of ViaSpace LLC and the Company on June 22, 2005 at the merger rate of 5.4 common shares of the Company for each membership unit in ViaSpace LLC.

On May 10, 2005, ViaSpace LLC purchased the remaining 8,400,000 common shares of VIASPACE Security from these related parties in exchange for the issuance of 7,500,000 membership units in ViaSpace LLC. The Company valued the shares acquired from these related parties at $840 which represented the cost basis these related parties had in these shares (at a par value of $.001 per share). These 7,500,000 membership units were converted to 40,500,000 shares in the Company after the merger of ViaSpace LLC and the Company on June 22, 2005 at the merger rate of 5.4 common shares of the Company for each membership unit in ViaSpace LLC. On October 20, 2005, the Company agreed to issue 10,000 shares in the Company valued at $25,000 as of that date in exchange for the remaining 20,000 common shares it did not own in VIASPACE Security that were owned by Caltech. Caltech had received these shares in VIASPACE Security in 2003 as consideration for a license agreement entered into with VIASPACE Security on June 19, 2003. The Company allocated the purchase price of $25,000 to Intellectual Property License Costs and is amortizing the purchase price over five years.
As of October 20, 2005, the Company owned 100% of VIASPACE Security. VIASPACE Security liabilities were assumed of $98,000 and cash was acquired of $119,000. In addition, the Company assumed an existing long-term loan of $50,000 held by VIASPACE Security. The assets acquired and liabilities assumed have been recorded at their estimated fair values.
eCARmerce, Inc.
On December 16, 2005, the Company acquired 250,000 shares of eCARmerce in exchange for the issuance of 125,000 common shares of the Company valued at $144,000. The purchase price was allocated to Intellectual Property Patents and will be amortized over approximately 14 years representing the expiration term of the latest patent held by eCARmerce. After this purchase, the Company owned 73.9% of the outstanding shares of eCARmerce.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at December 31, 2006 and 2005, respectively:

	2006	2005
U.S. Government customers	$83,000	$50,000
Commercial customers	169,000	21,000

Total accounts receivable	252,000	71,000
Less: Allowance for doubtful accounts	21,000	—

Accounts receivable, net	$231,000	$71,000

NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at December 31, 2006 and 2005, respectively:

	2006	2005
Computer equipment and software	$204,000	$66,000
Lab equipment	15,000	—
Furniture and fixtures	68,000	19,000
Leasehold improvements	26,000	3,000

Total property and equipment	313,000	88,000
Less: Accumulated depreciation	106,000	67,000

Fixed assets, net	$207,000	$21,000

Depreciation expense was $39,000 and $11,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 — MARKETABLE SECURITIES
Cantronic Systems Inc.
The Company’s original basis in 2000 was $1,411,000 in QWIP Technologies, Inc. (“QWIP Technologies”). During 1998, 1999 and 2000, the Company owned greater than 20% interest in QWIP Technologies and recorded its investment under the equity method of accounting taking its share of QWIP Technologies losses against the Company’s investment. From December 31, 2000 until the date of this report, due to losses, the Company has no recorded basis in its investment in QWIP Technologies. In 2001, the Company entered into an Interest Exchange Agreement with QWIP Systems Inc. (“QWIP Systems”), the parent company of QWIP Technologies, whereby the Company converted its common interest in QWIP Technologies to Series B Shares of QWIP Technologies that were convertible into common shares of QWIP Systems under a formula exchange rate. In addition, the Series B Shares were to be released to the Company under a “time-release” over 5 years with the restricted shares held in escrow. Shares held by the Company in QWIP Systems are accounted for as available for sale as QWIP Systems is a public company traded on the Alberta Canada stock exchange. Due to time restrictions, shares held by the Company in QWIP Technologies were not-available for sale.
At December 31, 2005, the Company held 203,740 common shares of QWIP Systems available for sale with a market value of $24,449. This represented 2% of the outstanding shares of QWIP Systems. At December 31, 2005, the Company held 8,448.90386 shares of QWIP Technologies representing 3% of the voting shares of QWIP Technologies.
During 2006, the Company redeemed 5,741.39084 shares of QWIP Technologies into 2,592,132 shares of QWIP Systems. The Company has recorded this redemption as unrealized holding gain on securities in Other Comprehensive Income in the accompanying consolidated Statement of Operations at fair market value. After these redemptions, the Company held 2,795,872 common shares of QWIP Systems and 2,707.51302 Series B shares in QWIP Technologies. On November 30, 2006, the Company redeemed its 2,707.51302 Series B shares in QWIP Technologies for 1,222,394 shares of QWIP Systems that continued to be subject to time releases over the following periods: March 18, 2007, September 18, 2007 and March 18, 2008.
On December 1, 2006, QWIP Systems completed an amalgamation with Cantronic Systems Inc. (“Cantronic”) and was issued 0.9 shares of Cantronic for each share of QWIP Systems that the Company owned. The 2,795,872 shares of QWIP Systems were converted into 2,516,285 shares of Cantronic. This represents 4% of the total outstanding shares of Cantronic as of the date of the amalgamation. The fair market value of the Company’s shares of Cantronic was $257,000 at December 31, 2006. The 1,222,394 shares of QWIP Systems held in escrow were converted into 1,100,155 shares of Cantronic subject to the same time releases as before. As of December 31, 2006, the Company has reflected the value of these shares held in escrow at $51,000, reflecting a marketable securities discount rate due to restrictions on marketability. Of the total shares in Cantronic that the Company has rights to, California Institute of Technology (“Caltech”) is entitled to receive 198,869 shares as part of a prior agreement. The Company has valued these shares owed to Caltech at $9,300 at December 31, 2006 and included this amount in accrued expenses in the consolidated balance sheet.
During 2006, in accordance with SFAS No. 115, the Company recorded unrealized holding gains of $308,000 related to its investment in Cantronic and reported this amount in other comprehensive income in the Company’s Statement of Operations.
ViaLogy plc
As of September 30, 2006, the Company owned 486,135 common shares of ViaLogy Corp. ViaLogy Corp. was originally formed by the Company in 1999. The Company’s original basis in 2001 was $451,000 in ViaLogy Corp. During 2001 and 2002, the Company owned greater than 20% interest in ViaLogy Corp. and recorded its investment under the equity method of accounting taking its share of ViaLogy Corp. losses against the Company’s investment. From December 31, 2002 until the date of this report, the Company has had no recorded basis in its investment in ViaLogy Corp. ViaLogy Corp. was acquired by Original Investments plc on October 30, 2006 and the merged entity’s name was changed to ViaLogy plc. Effective on the date of merger, the Company’s ownership in ViaLogy Corp. of 486,135 shares were converted into 1,497,296 shares of ViaLogy plc. At the time of the merger, the Company owned less than four-tenths of one percent of the fully diluted shares of ViaLogy plc. As of December 31, 2006, the Company owned 1,497,296 common shares of ViaLogy plc. The fair market value of the Company’s shares of ViaLogy plc was $128,000 at December 31, 2006. Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, Vice President/COO; and Mr. Stephen J. Muzi, CFO of the Company together owned less than eight-tenths of one percent of the fully diluted shares of ViaLogy plc at December 31, 2006.

During 2006, in accordance with SFAS No. 115, the Company recorded unrealized holding gains of $128,000 related to its investment in ViaLogy plc and reported this amount in other comprehensive income in the Company’s Statement of Operations.
NOTE 6 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at December 31, 2006 and 2005, respectively:

	2006	2005
Amortized intangible assets, gross:
License to patent	$380,000	$10,000
Software code and licenses to software	35,000	10,000

Total intangible assets, gross	415,000	20,000
Less: Accumulated amortization	40,000	4,000

Total intangible assets, net	$375,000	$16,000

Amortization expense was $36,000 and $4,000 for the years ended December 31, 2006 and 2005, respectively. The anticipated annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2006 and thereafter are as follows:

		Software
		Code and
	Licenses to	Licenses to
Year	Patent	Software	Total
2007	$27,000	$8,000	$35,000
2008	27,000	5,000	32,000
2009	27,000	5,000	32,000
2010	27,000	4,000	31,000
2011	27,000	—	27,000
Thereafter	218,000	—	218,000

Total	$353,000	$22,000	$375,000

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of December 31, 2004, the Company owned 74.7% of the outstanding shares of DMFCC. On May 1, 2005, the Company invested $1,500,000 in DMFCC and purchased 4,285,716 preferred shares in DMFCC. As of December 31, 2005, the Company owned 81.6% of the outstanding shares of DMFCC. On January 19, 2006, the Company exercised an existing option it had with California Institute of Technology (“Caltech”) and University of Southern California (“USC”) whereby the Company issued to Caltech and USC a total of 2,112,648 common shares in DMFCC in exchange for approximately 50 issued and 50 pending fuel cell technology patents. The Company estimated the fair market value of DMFCC common shares at $0.10 per common share and recorded $211,264 as Intellectual Property Patents to be amortized over approximately 14 years representing the expiration date of the last patent licensed from Caltech and USC. On May 15, 2006, the Company exercised an existing option it had with Caltech whereby the Company issued to Caltech a total of 150,000 common shares in DMFCC in exchange for approximately six issued and thirteen pending fuel cell technology patents. The Company estimated the fair market value of DMFCC common shares at $0.10 per common share and recorded $15,000 as Intellectual Property Patents to be amortized over approximately 14 years representing the expiration date of the last patent licensed from Caltech and USC. As of December 31, 2006, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. ViaSpace LLC acquired 99.9% of the outstanding common shares of VIASPACE Security prior to its merger with the Company for the issuance of membership units in ViaSpace LLC. No cash was paid for these shares. VIASPACE Security was previously owned by related parties of the Company that owned a collective 20,475,000 common shares including Dr. Kukkonen, CEO of the Company; Mr. Abdallat, Vice President of the Company; Dr. Gulati, a former Director of the Company; Dr. Kukkonen’s son; and Mr. Abdallat’s children’s trusts. On January 25, 2005, ViaSpace LLC purchased 12,075,000 of these common shares of VIASPACE Security in exchange for the issuance of 3,767,128 membership units in ViaSpace LLC. The Company valued the shares acquired from these related parties at $1,207 which represented the cost basis these related parties had in these shares (at a par value of $.001 per share). These 3,767,128 membership units were converted to 20,342,491 shares in the Company after the merger of ViaSpace LLC and the Company on June 22, 2005 at the merger rate of 5.4 common shares of the Company for each membership unit in ViaSpace LLC. On May 10, 2005, ViaSpace LLC purchased the remaining 8,400,000 common shares of VIASPACE Security from these related parties in exchange for the issuance of 7,500,000 membership units in ViaSpace LLC. The Company valued the shares acquired from these related parties at $840 which represented the cost basis these related parties had in these shares (at a par value of $.001 per share). These 7,500,000 membership units were converted to 40,500,000 shares in the Company after the merger of ViaSpace LLC and the Company on June 22, 2005 at the merger rate of 5.4 common shares of the Company for each membership unit in ViaSpace LLC. On October 20, 2005, the Company agreed to issue 10,000 shares in the Company valued at $25,000 as of that date in exchange for the remaining 20,000 common shares it did not own in VIASPACE Security that were owned by Caltech. Caltech had received these shares in VIASPACE Security in 2003 as consideration for a license agreement entered into with VIASPACE Security on June 19, 2003. The Company allocated the purchase price of $25,000 to Intellectual Property License Costs and is amortizing the purchase price over five years. As of December 31, 2005 and 2006, the Company owned 100% of the outstanding shares of VIASPACE Security.

Ionfinity. As of December 31, 2005 and 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
eCARmerce. At December 31, 2004, the Company owned 52% of eCARmerce. On December 16, 2005, the Company acquired 250,000 shares of eCARmerce in exchange for the issuance of 125,000 common shares of the Company valued at $144,000. The purchase price was allocated to Intellectual Property Patents and will be amortized over approximately 14 years representing the expiration term of the latest patent held by eCARmerce. As of December 31, 2005 and 2006, the Company owned 73.9% of the outstanding shares of Ecarmerce.
Concentric Water. As of December 31, 2005 and 2006, the Company owned 100% of the membership interests of Concentric Water.
NOTE 8— STOCK OPTIONS AND WARRANTS
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

On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to amend the Option Agreement (“Amended Option Agreement”) with SNK. The Amended Option Agreement reduced the total number of shares of common stock that could be purchased by SNK from 36,000,000 to 10,714,286 and changed the option expiration term from February 15, 2007 to March 31, 2006. The exercise price of the option remained the same. The Amended Option Agreement allowed the Company to accept the $999,980 remitted to the Company on February 21, 2006; and 3,571,357 shares of common stock were issued to SNK on March 23, 2006. On March 30, 2006, the Company received an additional $1,000,020 from SNK to exercise the remaining 3,571,499 shares of common stock subject to the Option. As of March 30, 2006, the Option had been fully exercised.
The Option described above was originally granted to SNK subject to certain terms and conditions. Upon the completion of the Company’s merger on June 22, 2005, out of a total of 50,490,000 shares of common stock to be issued to SNK in connection with the merger, SNK received 17,990,000 shares of common stock outright. The balance of 32,500,000 shares (the “Held Shares”) of common stock registered to SNK at such time were held in trust by the Company, as part of the consideration for the granting of the Option. The Held Shares were to be released either to SNK as exercise thresholds were met by SNK, or to certain prior members of ViaSpace LLC if the Option expired without SNK meeting the exercise thresholds. On March 21, 2006, a majority of the shareholders and the Board of Directors of the Company voted to enter into a Stock Settlement Agreement with SNK. The Stock Settlement Agreement removed the conditions related to the Held Shares and all of the Held Shares were released to SNK. On April 10, 2006, SNK agreed to a lock-up of its shares until April 9, 2011. As of December 31, 2006, SNK holds 61,204,296 common shares of the Company, or 21% of the issued and outstanding common shares of the Company.
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan originally provided for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. On May 18, 2006, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan, effective January 1, 2007 and each January 1 thereafter during the term of the Plan, by an additional number of shares of common stock equal to 10% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year. As of January 1, 2007, the maximum number of shares which may be issued in the Plan increased from 28,000,000 to 29,251,220 as a result of this provision.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 20,166,500 shares were available for future grant at December 31, 2006. During the year ended December 31, 2006, the Company granted 6,836,500 stock options to employees, directors and consultants to purchase common shares with exercise prices ranging from $0.70 to $2.03.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors and consultants during the year ended December 31, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

Risk free interest rate	4.32% - 5.06%
Dividends	0%
Volatility factor	116.47% - 136.3%
Expected life	6.67 years
Annual forfeiture rate	0% - 9%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended December 31, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,485,000	$2.50
Granted	6,616,500	0.88
Exercised	—	—
Forfeited	(488,000)	2.00

Outstanding at December 31, 2006	7,613,500	$1.12	9.4	$—

Exercisable at December 31, 2006	442,917	$2.47	8.9	$—

The weighted-average grant date fair value of stock options granted to employees and directors during 2006 was $0.96 per share. The Company recorded $1,210,000 of compensation expense for employee and director stock options during the year ended December 31, 2006. At December 31, 2006, there was a total of $5,787,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 9.4 years. During the year ended December 31, 2006, the fair value of options vested for employees and directors was $266,000.
No comparable information is presented for the year ended December 31, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of the Company’s 2006 fiscal year.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended December 31, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	—	$—
Granted	220,000	0.86
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2006	220,000	$0.86	6.9	$—

Exercisable at December 31, 2006	120,000	$0.90	6.9	$—

The weighted-average grant date fair value of stock options granted to consultants during 2006 was $0.68 per share. The Company recorded $93,000 of compensation expense for consultant stock options during the year ended December 31, 2006. At December 31, 2006, there was a total of $53,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of approximately 6 months. During the year ended December 31, 2006, the fair value of options vested for consultants was $72,000.
No comparable information is presented for the year ended December 31, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of the Company’s 2006 fiscal year.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2 million shares of DMFCC stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of December 31, 2006, the DMFCC Option Plan has outstanding 1,581,000 option shares and 419,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 426,000 are non-statutory stock options issued to consultants. During the year ended December 31, 2006, DMFCC issued no stock options. If stock options are were issued, DMFCC would calculate the fair value of each stock option granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options that are issued, the fair value of each option grant is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.
The following table summarizes activity in the DMFCC Option Plan for the period ended December 31, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2005	1,631,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(50,000)	.02

Outstanding at December 31, 2006	1,581,000	$.02	7.7	$198,000

Exercisable at December 31, 2006	1,433,000	$.02	7.7	$183,000

DMFCC recorded less than $1,000 and $19,000 of compensation expense for employee, director and consultant stock options during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, there was a total of $1,700 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. The cost is expected to be recognized over the next two years.
No comparable information is presented for the year ended December 31, 2005, as the Company adopted the disclosure requirements of SFAS No. 123(R) using a modified prospective approach effective with periods commencing January 1, 2006, the first day of DMFCC’s 2006 fiscal year.
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
For the year ended December 31, 2006 and 2005, the Company recorded warrant compensation expense of $656,000 and $247,000, respectively, related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero.
As of December 31, 2006 and 2005, the following is a table of warrants outstanding to Synthetica:

	2006	2005
Synthetica Warrants	1,000,000	1,000,000

NOTE 9 — CONVERTIBLE DEBENTURES AND STANDBY EQUITY DISTRIBUTION AGREEMENT
10% Convertible Debentures
On November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), a Delaware limited partnership (the “Buyer” and together with the Company, the “Parties”). We agreed to issue and sell to the Buyer $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which were to be convertible into shares of our common stock, par value $0.001 (the “Common Stock”). The funding of the initial tranche of $1,500,000 closed on November 3, 2006; the funding of the second tranche of $1,200,000 closed on November 29, 2006; and the funding of the third tranche of $1,100,000 was scheduled to close when a registration statement covering the Common Stock underlying the Debentures was declared effective.
On November 6, 2006, the Company received net proceeds of $1,207,000 from the first tranche, which reflects the payment of a commitment fee of 10%, a placement fee of 8% of the net proceeds, the structuring fee and certain other legal fees totaling $349,000. On November 29, 2006, the Company received net proceeds of $994,000 from the second tranche, which reflects the payment of a commitment fee of 10% and a placement fee of 8% of the net proceeds totaling $206,000.
Each Debenture accrues interest at a rate of 10% per annum and the principal and interest on the Debentures are due and payable, if not converted, five years from the date of issuance of the Debentures. The outstanding principal amount of the Debentures is convertible into shares of our Common Stock at the option of the Buyer at a conversion price of $0.60 per share. There are certain instances including an event of default by the Company or in instances whereby future common shares are sold at a per share price lower than the conversion price that the conversion price of the Debentures could be adjusted lower than $0.60 per share. The Company has redemption payments including principal and interest of thirteen equal payments on the Debentures beginning on the earlier of (i) the first trading day of the month immediately following the month the underlying registration statement is declared effective or (ii) 6 months after the Debenture agreements were entered into. There are certain circumstances whereby redemption payments would not be required to be made, such as if the average weighted average price of the Company’s stock was trading at $0.66 per share or higher over the thirty days prior to when the redemption payment was due. Furthermore, at anytime during the twelve months following the effectiveness of the registration statement referred to above, the note holder shall have the sole option to purchase up to $2,850,000 of additional convertible debentures (“Over Allotment Feature”) from the Company on the same terms described above.
Contemporaneously with the execution and delivery of the SPA and the issuance by us to the Buyer of the first Debenture, the Parties executed and delivered (i) an Investor Registration Rights Agreement, pursuant to which we agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “1933 Act”) and the rules and regulations promulgated there-under and applicable state securities laws, covering the Common Stock into which the Debentures are convertible; (ii) Security Agreements (the “Security Agreements”), pursuant to which we and our wholly owned subsidiaries, VIASPACE Security and Concentric Water, agreed to provide to Buyer a first priority security interest in certain Pledged Collateral (the assets of VIASPACE Security and Concentric Water) to secure our obligations under the SPA, the Transaction Documents (as such term is defined in the SPA), or any other of the Company’s obligations to the Buyer; and (iii) Pledge and Escrow Agreements with Dr. Carl Kukkonen, our Chief Executive Officer, and Amjad Abdallat, our Vice President and Chief Operating Officer, pursuant to which Dr. Kukkonen and Mr. Abdallat have agreed to provide the Buyer a security interest in the Pledged Shares (representing a total 9,813,717 shares held by Dr. Kukkonen and Mr. Abdallat) to secure the Company’s obligations under the SPA.
In connection with the SPA, we also issued to the Buyer (1) a warrant to purchase 1,500,000 shares of our Common Stock for a period of five years at an exercise price of $0.50 per share; (2) a warrant to purchase 2,000,000 shares of our Common Stock for a period of five years at an exercise price of $0.60 per share; (3) a warrant to purchase 885,000 shares of our Common Stock for a period of five years at an exercise price of $0.75 per share; (4) a warrant to purchase 790,000 shares of our Common Stock for a period of five years at an exercise price of $0.95 per share; and (5) a warrant to purchase 600,000 shares of our Common Stock for a period of five years at an exercise price of $1.15 per share (collectively, the “Cornell Warrants”). The Common Stock issuable under the Cornell Warrants have “piggy-back” and demand registration rights. There are certain instances including if future common shares are sold at a common share price lower than the warrant exercise price that the warrant exercise price could be adjusted lower than the warrant exercise prices stated above.
Pursuant to an engagement letter we had entered into with Gilford Securities Incorporated (“Gilford”) relating to the Offerings, we paid Gilford a cash fee of 8% of the net proceeds of each tranche of the Debenture Offering that was closed, and we’re obligated to pay 7% of the gross proceeds of advances under the Standby Equity Distribution Agreement (“SEDA”). In addition, we issued to Gilford warrants to purchase up to 506,666 shares of our restricted unregistered Common Stock at $0.60 per share (the “Gilford Warrants”).

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the Company has allocated the entire amount of proceeds received between the embedded derivatives within the debt agreement and the finance warrants issued based on their relative fair values in accordance with applicable accounting literature. As a result, no amounts have been allocated to the debt agreement; therefore, the entire face value of the debt of $2,700,000 (as of December 31, 2006) is being accreted as additional interest expense over the expected term of the debt (approximately 1.4 years) in accordance with Accounting Principles Bulletin (“APB”) No. 21. During the fourth quarter of 2006, the Company recognized interest expense of $250,000 related to the accretion these debt discounts.
Additionally, the Company has assessed the conversion and over allotment features embedded in the debentures, and all the warrants issued, to be liability instruments under EITF No. 00-19 and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company recognized interest expense of $6,254,000 in 2006 due to the recognition of derivatives which resulted in offering costs in excess of the proceeds received. As of December 31, 2006, the fair values related to Cornell Warrants, Gilford Warrants, and embedded derivatives is $5,459,000 and is included in Convertible Debentures and Embedded Derivatives in the accompany balance sheet. To the extent these derivatives are settled in shares of common stock, or certain terms of the convertible debentures are amended, this liability, in part or in whole, will be reclassified to equity.
The following table summarizes the Debentures, discount and derivative values outstanding at December 31, 2006:

Convertible Debentures at face value at November 29, 2006 (total $2,700,000 of which $1,811,000 is current principal payments at December 31, 2006 and $889,000 is long-term principle payments)	$2,700,000
Discounts on Debentures:
Embedded derivatives (total $2,700,000 of which $1,811,000 is allocated to current principal payments at December 31, 2006 and $889,000 is allocated to long-term principal payments)	(2,700,000)

Net Convertible Debentures on December 31, 2006	—
Amortization of discount from derivatives	250,000

Convertible Debentures at December 31, 2006(Current)	250,000
Embedded derivatives at fair value at December 31, 2006	2,407,000
Warrant derivative at fair value at December 31, 2006	3,052,000

Net Convertible Debentures, embedded derivatives and warrant derivative at December 31, 2006	$5,709,000

The Company is required to revalue the derivatives each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of December 31, 2006:

	Balance
	November 29,	Adjustment to
	2006	Fair Value of	Balance
Adjustment to Fair Value of Derivatives	(closing date)	Derivatives	December 31, 2006
Embedded Derivatives	$4,039,000	$(1,632,000)	$2,407,000
Warrant Derivative	4,427,000	(1,375,000)	3,052,000

Adjustment to Fair Value of Derivatives included in other (income) expense		$(3,007,000)
Of the total proceeds from the issuance of the debentures and warrants, $4,427,000 was allocated to the free standing warrants associated with the debentures based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 134.0%, (3) risk-free interest rate of 4.55%, and (4) expected life of 5 years. In accordance with SFAS No. 133 and EITF No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at December 31, 2006. The carrying value of the warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $3,052,000 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 122.0%, (3) risk-free interest rate of 4.70%, and (4) expected remaining life of 4.83 years. During the period ended December 31, 2006, a decrease in the fair value of the warrant derivative of $1,375,000 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

	Fair Value	Fair Value
Warrant Derivative Liability	November 29, 2006	December 31, 2006
Warrant Derivative	$4,427,000	$3,052,000
The agreement included an Over Allotment Feature as well as the Debentures that required separate valuation of embedded derivates in accordance with the requirements of SFAS No. 133 and related accounting literature. The following table summarizes the fair values of embedded derivatives at the transaction date of November 29, 2006 and December 31, 2006, followed by a description of the valuation methodology utilized to determine fair values:

	Fair Value	Fair Value
Embedded Derivative Liability	November 29, 2006	December 31, 2006
Conversion Feature First Tranche	$880,000	$521,000
Conversion Feature Second Tranche	529,000	403,000
Over Allotment Feature	2,630,000	1,483,000

Embedded Derivatives	$4,039,000	$2,407,000

On November 2, 2006, the fair value of the derivative for the Conversion Feature of the first tranche of Debentures was determined to be $880,000 using a Black-Scholes Model with the following inputs: (1) The stock price on the valuation date was $0.81; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 134.0%, (5) risk-free interest rate of 4.97%, and (6) expected average remaining life of 1.41 years. The carrying value of the conversion feature of the first tranche of Debentures at December 31, 2006 has been adjusted to reflect its “fair value” of $521,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The stock price at December 31, 2006 was $0.60; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 122.0%, (5) risk-free interest rate of 5.00%, and (6) expected average remaining life of 1.25 years. During the period ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $359,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.
On November 29, 2006, the fair value of the derivative for the Conversion Feature of the second tranche of Debentures was determined to be $529,000 using a Black-Scholes Model with the following inputs: (1) The stock price on the valuation date was $0.68; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 134.0%, (5) risk-free interest rate of 4.98%, and (6) expected average remaining life of 1.34 years. The carrying value of the conversion feature of the second tranche of Debentures has been adjusted to reflect its “fair value” of $403,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The stock price at December 31, 2006 was $0.60; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 122.0%, (5) risk-free interest rate of 5.00%, and (6) expected average remaining life of 1.25 years. During the period ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $126,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.
On November 2, 2006, the fair value of the derivative for the Over Allotment Feature of Debentures was determined to be $2,630,000 using a Black-Scholes Model with the following inputs: (1) The stock price on the valuation date was $0.81; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 134.0%, (5) risk-free interest rate of 4.97%, and (6) expected average remaining life of 1.66 years. The carrying value of the Over Allotment Feature at December 31, 2006 has been adjusted to reflect its “fair value” of $1,483,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The stock price at December 31, 2006 was $0.60; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 122.0%, (5) risk-free interest rate of 5.00%, and (6) expected average remaining life of 1.25 years. During the period ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $1,147,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.
The accounting for the Debentures and Warrants resulted in deferred offering costs established of $776,000 at December 31, 2006. This amount was to be recorded against the third tranche of proceeds received on the Debentures.
As of December 31, 2006 and 2005, the following is a table of warrants outstanding to Cornell and Gilford:

	2006	2005
Cornell No. 1	1,500,000	—
Cornell No. 2	2,000,000	—
Cornell No. 3	885,000	—
Cornell No. 4	790,000	—
Cornell No. 5	600,000	—
Gilford No. 1	200,000	—
Gilford No. 2	160,000	—

	6,135,000	—

On December 29, 2006, the Company withdrew its Registration Statement in regards to the Debentures as required by the Securities and Exchange Commission as the Company determined it was going to renegotiate the original deal with Cornell. On March 8, 2007, the Company completed its renegotiated agreement and the Debenture was converted into common stock of the Company as described in Note 21—Subsequent Events.
Standby Equity Distribution Agreement
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
Upon execution of the SEDA, we paid the Buyer $10,000 as a structuring fee, and have issued to the Buyer 850,592 shares of restricted unregistered Common Stock (the “Investor Shares”) which was valued at fair market value on the date of issuance. At the time of each advance under the SEDA, we also will pay the Buyer an amount equal to 5% of each advance amount, plus $500.
We engaged Newbridge Securities Corporation, a registered broker-dealer, to act as our placement agent in connection with the SEDA. We have also issued 12,327 shares of restricted unregistered Common Stock (the “Newbridge Shares”) which was valued at fair market value on the date of issuance to Newbridge as compensation for its services.
Contemporaneously with the execution and delivery of the SEDA, the Parties executed and delivered a Registration Rights Agreement, pursuant to which we have agreed to provide certain registration rights under the 1933 Act and the rules and regulations promulgated thereunder and applicable state securities laws covering public resale of the shares of Common Stock to be sold to the Buyer under the SEDA, the Investor Shares issued to the Buyer, and the Newbridge Shares. The accounting for the SEDA resulted in deferred financing costs established of $57,000 at December 31, 2006. This amount will be amortized as amounts are drawn on the SEDA.
On December 29, 2006, the Company withdrew its Registration Statement in regards to the SEDA as required by the Securities and Exchange Commission as the Company determined it was going to renegotiate the original deal with Cornell. On March 8, 2007, the SEDA was cancelled as described in Note 21—Subsequent Events.
NOTE 10 — OTHER LONG-TERM DEBT
Concentric Water entered into a long-term debt agreement with the Community Development Commission in 2004 for $100,000, with an interest rate of 5%, monthly payments of $1,610, with the final payment due in September 2009. The loan was secured by the assets of Concentric Water.
VIASPACE Security entered into a long-term debt agreement with the Community Development Commission in 2004 for $50,000, with an interest rate of 5%, monthly payments of $1,151, with the final payment due in September 2009. The loan was secured by the assets of VIASPACE Security.
Other long-term debt is comprised of the following at December 31, 2006 and 2005, respectively:

	2006	2005
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$34,000	$45,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	66,000	82,000

Total Long-term Debt	100,000	127,000
Less Current Portion	29,000	27,000

Net Long-term Debt	$71,000	$100,000

NOTE 11 — DERIVATIVE LIABILITIES RELATED TO WARRANTS AND STOCK OPTIONS
Warrant Derivative Liability
On November 2, 2006, the Company’s evaluation of criteria under EITF No. 00-19 resulted in the determination that the Company’s outstanding warrants to Synthetica should be reclassified as a derivative liability. In accordance with EITF No. 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.
The fair market value of the derivative liabilities on November 2, 2006 related to the Synthetica Warrants was determined to be $78,000 using a Black Scholes model valuation with the following assumptions: expected dividend yield of zero, expected stock price volatility of 131.77%, risk free interest rate of 4.97% and a remaining contractual life of 9 1/2 months.
The aggregate fair value of the warrant derivative liability at December 31, 2006 was determined to be $17,000 using the following assumptions: expected dividend yield of zero, expected stock price volatility of 126.49%, risk free interest rate of 5.00% and a remaining contractual life of 7 1/2 months. Based on this change in fair value, the Company has recorded a non-cash income adjustment during the year ended December 31, 2006 of $61,000 and a corresponding decrease in the warrant derivative liability.
Stock Option Derivative Liability
On November 2, 2006, the Company’s evaluation of criteria under EITF No. 00-19 resulted in the determination that the Company’s outstanding vested stock options to consultants should be reclassified as a derivative liability. In accordance with EITF No. 00-19, options which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.
The fair market value of the derivative liabilities on November 2, 2006 related to outstanding stock options to consultants was determined to be $62,000 using a Black Scholes model valuation with the following assumptions: expected dividend yield of zero, expected stock price volatility of 131.77%, risk free interest rate ranging from 4.7% to 5% and contractual life ranging from 1 to 6.7 years.
The aggregate fair value of the stock option derivative liability at December 31, 2006 was determined to be $56,000 using the following assumptions: expected dividend yield of zero, expected stock price volatility of 126.49%, risk free interest rate ranging from 4.56% to 5% and contractual life remaining ranging from 0.89 to 6.55 years. Based on this change in fair value, the Company has recorded a non-cash income adjustment during the year ended December 31, 2006 of $6,000 and a corresponding decrease in the warrant derivative liability.
NOTE 12— STOCKHOLDERS’ EQUITY
Preferred Stock
On October 12, 2006, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of preferred stock from 5,000,000 shares to 10,000,000 shares. The par value of the preferred stock remained at $0.001. There were zero shares outstanding of preferred stock as of December 31, 2006 and 2005.
Common Stock
In March 2006, the Company issued 7,142,856 shares of common stock to SNK Capital Trust as discussed in Note 9. In November 2006, the Company issued 850,592 shares to Cornell Capital and 12,327 shares to Newbridge Securities as part of a financing arrangement as discussed in Note 7. There were 292,512,205 and 284,506,430 shares of common stock outstanding as of December 31, 2006 and 2005, respectively.
On October 12, 2006, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of common stock from 400,000,000 shares to 800,000,000 shares. The par value of the common stock remained at $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

NOTE 13— INCOME TAX
At December 31, 2006, the Company had net Federal and State net operating loss carry forwards of approximately $5,569,000 and $5,499,000, respectively, as compared to $1,309,000 and $1,239,000, respectively at December 31, 2005. The net operating loss carry forwards may be applied against future taxable income and expire through 2026. The utilization of net operating loss carry forwards may be limited if changes occur in the Company’s ownership under the provisions of the Internal Revenue Code and similar state provisions.
The Company is required to pay certain minimum franchise taxes based on the Company’s State of incorporation. These franchise taxes are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and were $7,000 and $4,000 in 2006 and 2005, respectively.
The amount of any ultimate realization of the benefits from the net operating loss carry forwards for income tax purposes is dependent in part upon the tax laws in effect, the future earnings of the Company and other events. In accordance with SFAS No. 109, due to uncertainty regarding the realization of net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore no deferred tax asset has been recognized for the loss carry forwards. A reconciliation of the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 2006 and 2005 follows:

	2006	2005
Statutory Federal income tax rate	34%	34%
State income taxes (net of Federal benefit)	5%	6%
Permanent differences	(3%)	—%
Other items	(2%)	1%
Valuation allowance	(34%)	(41%)

Effective income tax rate	0%	0%
The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$2,380,000	$813,000
Stock compensation expense	650,000	120,000
Interest expense related to derivative securities	2,675,000	—
Change in fair value of derivative securities	(1,316,000)	—
Amortization expense	101,000	(7,000)
Deferred revenue	—	43,000
Other	23,000	10,000
Less: Valuation Allowance	(4,198,000)	(910,000)

Total deferred tax assets	315,000	69,000

Deferred Tax Liability:
State taxes	(315,000)	(69,000)

Total deferred tax liability	(315,000)	(69,000)

Net deferred tax assets	$—	$—

Note 14 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and VIASPACE Security. The 401(k) Plan allows employees to make employee contributions up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.

Note 15— OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended December 31, 2006, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company has three reportable segments that operate in distinct market areas. The Company’s reportable segments are also represented as three separate subsidiaries of the Company: DMFCC, VIASPACE Security and Ionfinity.
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
(ii) VIASPACE Security: VIASPACE Security is developing products and services based on inference and sensor data fusion technology. Sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance.
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
Information on reportable segments for the years ended December 31, 2006 and 2005 is shown below:

	2006	2005
Revenues:
DMFCC	$65,000	$—
VIASPACE Security	487,000	—
Ionfinity	410,000	432,000

Total Revenue	$962,000	$432,000

Income (Loss) From Operations:
DMFCC	$(1,652,000)	$(952,000)
VIASPACE Security	(824,000)	(608,000)
Ionfinity	5,000	49,000

Loss From Operations by Reportable Segments	(2,471,000)	(1,511,000)
Corporate Administrative Costs (including Stock Compensation and Warrant Expense of $1,959,000 and $261,000 in 2006 and 2005 respectively	(3,748,000)	(820,000)

Loss From Operations	$(6,219,000)	$(2,331,000)

	December 31,
	2006	2005
Assets:
DMFCC	$343,000	$1,096,000
VIASPACE Security	286,000	132,000
Ionfinity	202,000	153,000
Corporate	3,168,000	934,000

Total Assets	$3,999,000	$2,315,000

For the year ended December 31, 2006, the Company had four customers whose recognized revenues exceeded 10% of consolidated revenues. These included L3 Communications’ of $387,000 (40% of revenues); the US Navy of $142,000 (15% of revenues); the US Air Force of $131,000 (14% of revenues); and Raytheon Company of $100,000 (10% of revenues).
NOTE 16— NET LOSS PER SHARE
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
The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2006 and 2005 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2006	2005
Stock Options	7,833,500	1,485,000
Warrants	7,135,000	1,000,000
Convertible Debentures	2,959,442	—
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(9,601,000)	$(2,311,000)

Denominator:
Weighted average shares of common stock outstanding	290,157,000	282,246,000

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.01)

NOTE 17 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director is an employee of Ionfinity and has a 47.9% membership interest in Ionfinity. As of December 31, 2006 and 2005, respectively, $1,500 and $18,100, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. During 2006, $61,000 has been billed by these two minority owners to Ionfinity for consulting work performed on these contracts.

Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). This amount of $20,000 was included as a related party payable in the accompanying consolidated balance sheet at December 31, 2005. Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2007. The $10,000 owed to Dr. Gulati is included in related party payable in the accompanying consolidated balance sheet at December 31, 2006. In addition, during 2005, before Dr. Gulati became a Director of the Company, he received compensation from VIASPACE Security Inc., a subsidiary, in the amount of $120,000 for consulting services performed. In addition, in May 2005, Dr. Gulati exchanged a 41% interest in VIASPACE Security for 7,500,000 membership units of ViaSpace Technologies LLC. These membership units were converted to 40,500,000 common shares of the Company after the reverse merger of ViaSpace Technologies LLC and the Company in June 2005.
VIASPACE Security has included in accounts payable an amount of $7,500 due to ViaLogy plc for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2007. The Company owned less than four-tenths of one percent of the fully diluted shares of ViaLogy plc at December 31, 2006. Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, Vice President/COO; and Mr. Stephen J. Muzi, CFO of the Company also owned less than eight-tenths of one percent of the fully diluted shares of ViaLogy plc at December 31, 2006.
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
At December 31, 2006 and 2005, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen and Mr. Abdallat by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of December 31, 2006, $7,900 is included as a related party payable in the accompanying consolidated balance sheet.
Note 18— COMMITMENTS AND CONTINGENCIES
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

Royalty Commitments
VIASPACE Security has a nonexclusive software license agreement with Caltech for executable code and source code pertaining to Spacecraft Health Inference Engine (“SHINE”) whereby VIASPACE Security has agreed to pay Caltech royalties from the sale or licensing of software or license products related to SHINE. This SHINE agreement provides for the following minimum royalties to Caltech: $10,000 due September 28, 2007; $12,500 due September 28, 2008; $15,000 due September 28, 2009; $17,500 due September 28, 2010; and $20,000 due each year from September 28, 2011 to 2015.
VIASPACE Security also has a nonexclusive software license agreement with Caltech for executable code and source code pertaining to U-Hunter (unexploded ordnance detection using electromagnetic and magnetic geophysical sensors) and to MUDSS (mobile underwater debris survey system) whereby VIASPACE Security has agreed to pay Caltech royalties from the sale or licensing of software or license products related to U-Hunter and MUDSS. These agreements provide for a minimum royalty payment of $10,000 to be made annually beginning on June 19, 2007.
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
Leases
Until April 30, 2006, the Company leased office and laboratory space on a month-to-month basis. On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease are as follows:

Years Ended
Fiscal Year	December 31,
2007	$130,000
2008	134,000
2009	138,000
2010	142,000
Thereafter	73,000

Total minimum lease payments	$617,000

Rent expense charged to operations for the years ended December 31, 2006 and 2005 was $93,000 and $30,000, respectively.
Notes Payable
In regards to the Debentures discussed in Note 9 with a face value of $2,700,000 at December 31, 2006 the following represents the principal and interest for the next two years subsequent to December 31, 2006:

Fiscal Year	Principal	Interest	Total
2007	$1,811,000	$198,000	$2,009,000
2008	889,000	4,000	893,000

Total	$2,700,000	$202,000	$2,902,000

The annual installment of principal and interest on the notes payable owed to the Community Development Commission discussed in Note 8 for each of the five fiscal years subsequent to December 31, 2006 and thereafter are as follows:

Fiscal Year	Principal	Interest	Total
2007	$29,000	$4,000	$33,000
2008	30,000	3,000	33,000
2009	41,000	1,000	42,000
Thereafter	—	—	—

Total	$100,000	$8,000	$108,000

Litigation
The Company is not party to any legal proceedings at the present time.
Note 19— FINANCIAL ACCOUNTING DEVELOPMENTS
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No.140” (“SFAS No.156”). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.
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
In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS No. 157 may have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has no plans that fall under this guidance and as a result does not expect this Standard will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.
Note 20— GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss, negative cash flows from operations and a stockholders’ deficit which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.
As described more fully in Note 9 — Convertible Debentures and Standby Distribution Agreement, the Company raised $2,201,000 in net proceeds from the issuance of Convertible Debentures in November 2006. As described more fully in Note 21 — Subsequent Events, on March 8, 2007, the Company closed $990,000 in financing from Cornell Capital Partners, LP in straight-equity financing and converted the existing $2,700,000 Convertible Debentures into straight-equity at the same time. In connection with this new financing, we terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iv) the Security Agreements of VIASPACE Security and Concentric Water of a first priority security interest. The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity. In addition, we anticipate the filing of a blanket shelf registration statement for new securities in the near future that when declared effective should allow the Company to raise additional capital. Although the Company remains optimistic to raise additional financing, no signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed. The Company also expects to be able to increase revenues in 2007 which will support cash flows.
Note 21— SUBSEQUENT EVENTS
Restructuring of Debentures, Cancellation of SEDA and New Securities Purchase Agreement
As noted in Note 9— Convertible Debentures and Standby Equity Distribution Agreement, on December 29, 2006, the Company withdrew its Registration Statement in regards to the Debentures and the SEDA as required by the Securities and Exchange Commission and the Company determined it was going to renegotiate the original deal with Cornell.
On March 8, 2007, the Company entered into a Securities Purchase Agreement (the “New SPA”) with Cornell. We issued and sold to Cornell, 5,175,000 Class A Units and 600,000 Class B Units for an aggregate purchase price of $3,690,000, which includes the conversion of the Debentures of the Company held by the Buyer in an aggregate amount of $2,700,000 and cash in the amount of $990,000. Each Class A Unit is comprised of 2.2609 shares of Common Stock, $0.001 par value per share, and one (1) Class A Warrant to purchase one (1) share of Common Stock at an exercise price of $0.30. Each Class B Unit is comprised of one (1) share of Common Stock, and one (1) Class B Warrant to purchase one (1) share of Common Stock at an exercise price of $0.40. The Warrants are exercisable for 5 years from their dates of issuance. The delivery of the Class A and Class B Warrants pursuant to the New SPA, was satisfied by amending the exercise price of the 5,775,000 warrants to purchase Common Stock issued by the Company to Cornell in connection with the Securities Purchase Agreement dated November 2, 2006 as described in Note 9— Convertible Debentures and Standby Equity Distribution Agreement, and the delivery of 850,592 shares of Common Stock was satisfied by an issuance of 850,592 shares of Common Stock that was made to the Buyer in November 2006. Additional shares of Common Stock totaling 11,449,408 shares were issued to Cornell on March 8, 2007. Total common shares to be issued to Cornell in connection with the New SPA is 12,300,000 shares. On March 8, 2007, the Company received net proceeds of $910,800 related to the New SPA, which reflects a placement fee of 8% of the proceeds.

Contemporaneously with the execution and delivery of the New SPA, the Parties executed and delivered a Registration Rights Agreement, pursuant to which we have agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “1933 Act”) and the rules and regulations promulgated thereunder and applicable state securities laws, covering the Common Stock and the Common Stock underlying the Warrants issued pursuant to the New SPA.
In connection with the New SPA, we also amended the exercise price of an aggregate of 5,775,000 warrants to purchase Common Stock that are held by Cornell. Such warrants were amended as follows: the exercise price of 1,500,000 of the warrants was amended from $0.50 to $0.30; the exercise price of 2,000,000 of the warrants was amended from $0.60 to $0.30; the exercise price of 885,000 of the warrants was amended from $0.75 to $0.30; the exercise price of 790,000 of the warrants was amended from $0.95 to $0.30, and the exercise price of 600,000 of the warrants was amended from $1.15 to $0.40.
Pursuant to the engagement letter referenced in Note 9 that we entered into with Gilford, in connection with the New SPA we paid a cash fee of 8% of the proceeds and issued warrants to Gilford to purchase up to 240,000 shares of our restricted unregistered Common Stock at $0.30 per share.
In connection with the New SPA, we entered into a Termination Agreement with Cornell, pursuant to which certain agreements that we entered into in connection with a previous financing transaction between us and Cornell were terminated. We terminated (i) the SEDA; (ii) the Investor Registration Rights Agreement; (iii) the Restated Registration Rights Agreement; (iv) the Security Agreements; and (v) the Pledge and Escrow Agreements.
As a result of the restructuring of Debentures into Common Stock and the cancellation of the SEDA, the Company is expecting to make accounting adjustments as follows:
•	The face value of Debentures of $2,700,000 will be reclassified from Convertible Debentures to common stock and additional paid in capital.
•	Net cash proceeds of $910,800 will be recorded.
•	A loss on conversion of the Debenture agreement of $953,000 will be recorded as a result of the fair value of common shares and warrants issued exceeding the fair value of the cash proceeds, forgiveness of interest payable and the redemption of convertible debt and derivatives.
•	The fair value of the embedded derivative related to the conversion feature and the over allotment feature of $1,651,000 as of the conversion date will be reclassified to additional paid in capital. The adjustment to the fair value of the embedded derivative relating to the conversion feature will be recorded as other income of $756,000 as of the conversion date.
•	The fair value of the original warrant derivative liability of $2,442,000 as of the conversion date will be reclassified to additional paid in capital. The adjustment to the fair value of the embedded derivative relating to the conversion feature will be recorded as other income of $611,000 as of the conversion date.
•	The Company will write off $58,000 of deferred financing costs relating to the cancellation of the SEDA agreement. As a result of the restructuring, the third tranche of Debentures will be converted to an equity transaction. As such, the remaining $719,000 of deferred offering costs will be recorded against the proceeds from the issuance of equity.
•	The Company will record additional interest expense of $354,000 related to the accretion of the debt discount up to the date of the debt conversion. As of March 8, 2007, the debt discount is $2,096,000. This will be recorded to interest expense on the conversion of the Debentures.
•	Cornell received an amendment to the exercise price of their original warrants. The fair value of the amended warrants on March 8, 2007 is $2,500,000.
•	$85,000 of interest expense was accrued as of the conversion date and is being forgiven by Cornell.
The net effect of the above transactions is an approximate $8,022,000 increase to common stock and paid in capital and a $2,094,000 increase in interest expense and fair value of derivatives. The total net effect of these adjustments increases stockholders’ equity by approximately $5,928,000.