Form 10-Q
period 2007-03-31
VIASPACE Inc.
filed 2007-05-15
CIK 1270200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number 333-110680
VIASPACE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
171 North Altadena Drive, Suite 101, Pasadena, CA 91107
(Address of principal executive offices)
(626) 768-3360
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 303,961,613 shares of $0.001 par value common stock issued and outstanding as of May 4, 2007.

VIASPACE INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007 (Unaudited)	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,645,000	$1,861,000
Accounts receivable, net of allowance for doubtful accounts of $21,000 in 2007 and 2006	124,000	231,000
Marketable securities, available for sale	289,000	419,000
Other prepaid expenses and other current assets	301,000	99,000

TOTAL CURRENT ASSETS	2,359,000	2,610,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $123,000 and $106,000 in 2007 and 2006, respectively	205,000	207,000

OTHER ASSETS:
Intellectual property, net of accumulated amortization of $48,000 and $40,000 in 2007 and 2006, respectively	367,000	375,000
Deferred financing and offering costs	—	777,000
Other assets	13,000	30,000

TOTAL OTHER ASSETS	380,000	1,182,000

TOTAL ASSETS	$2,944,000	$3,999,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$314,000	$286,000
Accrued expenses	251,000	260,000
Current portion of long-term debt	29,000	29,000
Current portion of convertible debenture, net of discounts	—	250,000
Warrant and consultant stock option derivatives	—	20,000
Related party payable	219,000	193,000

TOTAL CURRENT LIABILITIES	813,000	1,038,000

LONG-TERM LIABILITIES:
Convertible debenture and embedded derivatives, net of current portion	—	2,407,000
Warrant and consultant stock option derivatives, net of current portion	—	3,106,000
Deferred rent	18,000	20,000
Long-term debt, net of current portion	64,000	71,000

TOTAL LONG-TERM LIABILITIES	82,000	5,604,000

TOTAL LIABILITIES	895,000	6,642,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	63,000	56,000

	563,000	556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)

	March 31,	December 31,
	2007 (Unaudited)	2006
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000,000 shares authorized, 303,961,613 and 292,512,205 issued and outstanding in 2007 and 2006, respectively	304,000	293,000
Additional paid in capital	15,844,000	7,104,000
Accumulated other comprehensive income	289,000	436,000
Accumulated deficit	(14,951,000)	(11,032,000)

Total stockholders’ equity (deficit)	1,486,000	(3,199,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,944,000	$3,999,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES
Government contracts	$81,000		$92,000
Commercial contracts	158,000		21,000

Total revenues	239,000		113,000
COST OF REVENUES	203,000		105,000

GROSS PROFIT	36,000		8,000
OPERATING EXPENSES
Research and development	391,000		182,000
Selling, general and administrative expenses	1,666,000		1,241,000

Total operating expenses	2,057,000		1,423,000

LOSS FROM OPERATIONS	(2,021,000)		(1,415,000)
OTHER INCOME (EXPENSE)
Interest income	19,000		22,000
Interest expense	(3,512,000)		(3,000)
Gain on sale of marketable securities	219,000		¯
Adjustments to fair value of derivatives	1,383,000		—

Total other income (expense)	(1,891,000)		19,000

LOSS BEFORE MINORITY INTEREST	(3,912,000)		(1,396,000)
Minority interest loss (income) in consolidated subsidiaries	(7,000)		9,000

NET LOSS	$(3,919,000)		$(1,387,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST
—Basic and diluted	$(0.01)	$	*
Minority interest in consolidated subsidiaries	*		*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	295,438,165		285,022,296

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(3,919,000)	$(1,387,000)
Other Comprehensive Income:
Unrealized holding gain (loss) on securities	72,000	(5,000)
Less reclassification adjustment for realized gain on securities included in net loss	(219,000)	¯

Net unrealized holding gain (loss) on securities	(147,000)	(5,000)

COMPREHENSIVE LOSS	$(4,066,000)	$(1,392,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock			Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
BALANCE, DECEMBER 31, 2006	292,512,205	$293,000	$7,104,000	$436,000	$(11,032,000)	$(3,199,000)
Net loss					(3,919,000)	(3,919,000)
Other comprehensive income:
Unrealized holding gain on securities				72,000		72,000
Reclassification of realized gain on securities to net loss				(219,000)		(219,000)

Comprehensive loss						(4,066,000)
Stock compensation expense related to warrants			164,000			164,000
Stock compensation expense related to stock options			509,000			509,000
Restructuring of convertible debentures financing from Cornell Capital into equity and the issuance of common shares to Cornell Capital	11,449,408	11,000	8,067,000			8,078,000

BALANCE, MARCH 31, 2007	303,961,613	$304,000	$15,844,000	$289,000	$(14,951,000)	$1,486,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,919,000)	$(1,387,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,000	3,000
Amortization of intangible assets	8,000	1,000
Amortization of discount related to conversion feature of debentures	354,000	—
Stock and warrant compensation expense	673,000	378,000
Change in fair value of derivatives	(1,383,000)	—
Non-cash interest expense related to convertible debentures debt discount write off	2,096,000	—
Non-cash interest expense related to loss on conversion of debentures	953,000	—
Non-cash interest expense related to convertible debentures that was forgiven	50,000	—
Deferred financing costs	58,000	—
Gain on sale of marketable securities	(219,000)	—
(Increase) decrease in:
Accounts receivable	107,000	66,000
Prepaid expenses and other current assets	17,000	(11,000)
Increase (decrease) in:
Accounts payable	28,000	113,000
Accrued expenses and other	22,000	12,000
Related party payable	26,000	—
Minority interest	7,000	(9,000)

Net cash used in operating activities	(1,105,000)	(834,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(15,000)	(29,000)

Net cash used in investing activities	(15,000)	(29,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	911,000	—
Payments on long-term debt	(7,000)	(6,000)
Exercise of stock options by SNK Capital Trust	—	2,000,000

Net cash provided by financing activities	904,000	1,994,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(216,000)	1,131,000
CASH AND CASH EQUIVALENTS, Beginning of period	1,861,000	2,130,000

CASH AND CASH EQUIVALENTS, End of period	$1,645,000	$3,261,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,000	$3,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Financing:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
o	$85,000 of accrued interest expense was waived by Cornell Capital Partners as part of the conversion of convertible debentures into common stock equity.

o	Embedded derivative liabilities of $1,651,000 were converted to equity.

o	Warrant derivative liabilities of $2,442,000 were reclassified to equity.

o	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.

o	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.

o	Convertible debentures with a face value of $2,700,000 were converted to equity.
•	The Company recorded a gain of the sale of marketable securities related to its investment in ViaLogy plc. The cash proceeds were received subsequent to March 31, 2007.
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. VIASPACE is developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment, made originally for space and defense applications into commercial products.
Company Background and Merger – On June 22, 2005, ViaSpace Technologies LLC (“ViaSpace LLC”) acquired the non-operating shell company of Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon the date of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.
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
Pursuant to the reverse merger, on June 22, 2005:
•	GW effected a 5 for 1 forward stock split (a 6 for 1 forward stock split was previously effected May 23, 2005);
•	The members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in exchange for their membership interests in ViaSpace LLC at a rate of 5.4 common shares of GW in exchange for each membership unit. All pre-merger activity has been retroactively adjusted and presented to account for this exchange;
•	A total of 54,000,000 post-split shares (1,800,000 shares on a pre-split basis) of the Company’s common stock were held by the pre-existing GW shareholders as of the date of the Merger.
Prior to ViaSpace LLC acquiring the non-operating shell of GW:
•	On September 30, 2003, GW acquired all of the issued and outstanding shares of Marco Polo World News Inc. (“MPW”), a British Columbia, Canada corporation that was engaged in the production and distribution of an ethnic bilingual (English/Italian) weekly newspaper called “Marco Polo”, in consideration of 63,000,000 restricted shares on a post-split basis (2,100,000 shares on a pre-split basis) of GW’s common stock issued to MPW’s sole shareholder, Mr. Rino Vultaggio, who became a director and officer of GW. As a result of the transaction, MPW became a wholly owned subsidiary of GW.
•	On May 19, 2005, GW entered into a Share Purchase Agreement with Mr. Robert Hoegler, a former director and officer of GW, pursuant to which, upon the closing of the Merger, GW purchased 72,000,000 shares on a post-split basis (2,400,000 shares on a pre-split basis) of the Company’s common stock for $24,000.
•	In addition, on May 19, 2005, GW entered into an Acquisition Agreement with Mr. Rino Vultaggio, pursuant to which, upon the closing of the Merger, GW sold 100% of its interest in MPW to Mr. Vultaggio in exchange for 63,000,000 shares on a post-split basis (2,100,000 shares on a pre-split basis) of Company Common Stock. Thus, as of June 22, 2005, GW no longer had any ongoing operations related to MPW, or any newspaper publication business.

Basis of Presentation - The accompanying unaudited consolidated financial statements of VIASPACE have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the March 31, 2006 consolidated financial statements in order to conform to the March 31, 2007 consolidated financial statement presentation.
Principles of Consolidation - The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security, Inc. (“VIASPACE Security”), Ionfinity LLC (“Ionfinity”) and Concentric Water Technology LLC (”Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company also has a controlling interest in eCARmerce, Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
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
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At March 31, 2007, all of the Company’s marketable securities are available for sale.
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
Deferred Financing and Offering Costs - Costs incurred in connection with the issuance of convertible debentures discussed in Note 8 including placement fees, broker fees and legal costs have been apportioned to the three tranches of convertible debentures as they were to be received. As of December 31, 2006, two tranches of convertible debentures had been received and $719,000 was apportioned to the first two tranches of convertible debentures received. This amount was originally to be used to offset proceeds of the third tranche of convertible debentures. In addition, $54,000 of financing costs were being amortized over the term of the Standby Equity Distribution Agreement discussed in Note 7. After the restructuring of the convertible debentures discussed in Note 8, $58,000 was recorded as interest expense on March 8, 2007 and $719,000 was recorded against the proceeds from the issuance of equity. The balance in deferred financing and offering costs is zero at March 31, 2007.
Minority Interest in Subsidiaries - Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At March 31, 2007 and December 31, 2006, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At March 31, 2007 and December 31, 2006, the Company has recorded $63,000 and $56,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
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
Income Taxes - Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. We utilize a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.
Revenue Recognition – Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. DMFCC recognized product revenue in 2006. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.
Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined. Ionfinity has generated revenues to date on fixed-price contracts for government contracts. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if we fail to meet a milestone. Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.
Product Development Revenue on Fixed-Price Contracts. VIASPACE Security has generated revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
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
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at March 31, 2007 and December 31, 2006, respectively:

	March 31,
	2007
	(Unaudited)	December 31, 2006
U.S. Government customers	$38,000	$83,000
Commercial customers	107,000	169,000

Total accounts receivable	145,000	252,000
Less: Allowance for doubtful accounts	21,000	21,000

Accounts receivable, net	$124,000	$231,000

NOTE 3 — FIXED ASSETS
Fixed assets are comprised of the following at March 31, 2007 and December 31, 2006, respectively:

	March 31,
	2007	December 31,
	(Unaudited)	2006
Computer equipment and software	$219,000	$204,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	328,000	313,000
Less: Accumulated depreciation	123,000	106,000

Fixed assets, net	$205,000	$207,000

Depreciation expense was $17,000 and $3,000 for the three months ended March 31, 2007 and 2006, respectively.
NOTE 4 — MARKETABLE SECURITIES
Cantronic Systems Inc.
At December 31, 2006, the Company held 2,516,285 common shares of Cantronic Systems Inc. (“Cantronic”) that are classified as marketable securities available for sale with a market value of $257,000. In addition, as of December 31, 2006, the Company held 1,100,155 shares of Cantronic that were subject to time restrictions on their release on the following dates: March 18, 2007, September 18, 2007 and March 18, 2008. As of December 31, 2006, the Company has reflected the value of these shares held in escrow at $51,000, reflecting a marketable securities discount rate due to restrictions on marketability. Of the total shares in Cantronic that the Company has rights to, Caltech is entitled to receive 198,869 shares as part of a prior agreement. The Company has valued these shares owed to Caltech at $9,300 at December 31, 2006 and included this amount in accrued expenses in the consolidated balance sheet.
On March 21, 2007, the Company received 366,718 shares of its Cantronic restricted common stock in accordance with shares held in escrow by Cantronics. As of March 31, 2007, the Company held 2,883,002 shares classified as marketable securities available for sale with a fair market value of $252,000. In addition, the Company holds 733,437 shares of Cantronic that are subject to time restrictions on their release on September 18, 2007 and March 18, 2008. As of March 31, 2007, the Company has reflected the value of these shares held in escrow at $37,000, reflecting a marketable securities discount rate due to restrictions on marketability. Of the total shares in Cantronic that the Company has rights to, Caltech is entitled to receive 198,869 shares as part of a prior agreement. The Company has valued these shares owed to Caltech at $10,000 at March 31, 2007 and included this amount in accrued expenses in the consolidated balance sheet.
During the three month period ended March 31, 2007, in accordance with SFAS No. 115, the Company recorded unrealized holding losses of $19,000 related to its investment in Cantronic and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss.
ViaLogy plc
As of December 31, 2006, the Company owned 1,497,296 common shares of ViaLogy plc, or four-tenths of one percent of the fully diluted shares of ViaLogy plc. Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, Vice President/COO; and Mr. Stephen J. Muzi, CFO of the Company together owned less than eight-tenths of one percent of the fully diluted shares of ViaLogy plc at December 31, 2006. The fair market value of the Company’s shares of ViaLogy plc was $128,000 at December 31, 2006.
From December 31, 2006 through February 9, 2007, the Company recorded unrealized holding gains on ViaLogy plc of $91,000 in accordance with SFAS No. 115 and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss. On February 9, 2007, the Company sold its complete share ownership in ViaLogy plc and recorded a realized gain of $219,000 on that date. The Company did not receive the cash proceeds until April 11, 2007, and accordingly included $219,000 in other receivables as of March 31, 2007 which is included in other current assets in the accompanying Consolidated Balance Sheet.

NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of March 31, 2007 and December 31, 2006, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of March 31, 2007 and December 31, 2006, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements. As of March 31, 2007 and December 31, 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity.
eCARmerce. As of March 31, 2007 and December 31, 2006, the Company owned 73.9% of the outstanding shares of Ecarmerce.
Concentric Water. As of March 31, 2007 and December 31, 2006, the Company owned 100% of the membership interests of Concentric Water.
NOTE 6 — STOCK OPTIONS AND WARRANTS
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan originally provided for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. On May 18, 2006, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan, effective January 1, 2007 and each January 1 thereafter during the term of the Plan, by an additional number of shares of common stock such that the total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year. As of January 1, 2007, the maximum number of shares which may be issued in the Plan increased from 28,000,000 to 29,251,220 as a result of this provision.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 20,245,720 shares were available for future grant at March 31, 2007. During the period ended March 31, 2007, the Company granted 1,172,000 stock options to employees, directors and consultants to purchase common shares with exercise prices ranging from $0.36 to $0.60.

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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors and consultants during the periods ended March 31, 2007 and December 31, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Risk free interest rate	4.58% - 4.84%	4.32% - 4.69%
Dividends	0%	0%
Volatility factor	121.45% - 125.13%	62.91% - 70.99%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% - 6%	0%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended March 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2006	7,613,500	$1.12
Granted	1,050,000	0.60
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	8,663,500	$1.06	9.2	$—

Exercisable at March 31, 2007	607,604	$2.33	8.8	$—

The weighted-average grant date fair value of stock options granted to employees and directors for the three month period ended March 31, 2007 and 2006 was $0.60 and $0.96 per share, respectively. The Company recorded $486,000 of compensation expense for employee and director stock options during the period ended March 31, 2007. At March 31, 2007, there was a total of $5,817,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 3.75 years. During the period ended March 31, 2007, the fair value of options vested for employees and directors was $255,000. There were no options exercised during 2007 or 2006.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended March 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2006	220,000	$0.86
Granted	122,000	0.45
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	342,000	$0.71	8.0	$—

Exercisable at March 31, 2007	157,000	$0.87	8.0	$—

The weighted-average grant date fair value of stock options granted to consultants for the three month period ending March 31, 2007 and 2006 was $0.45 and $0.86 per share, respectively. The Company recorded $20,000 of compensation expense for consultant stock options during the period ended March 31, 2007. At March 31, 2007, there was a total of $76,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 1 year. During the period ended March 31, 2007, the fair value of options vested for consultants was $66,000. There were no options exercised during 2007 or 2006.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of December 31, 2006, the DMFCC Option Plan has outstanding 1,531,000 option shares and 469,000 unissued option shares. Of these outstanding option shares, 1,155,000 are incentive stock options issued to employees and 376,000 are non-statutory stock options issued to consultants. During the period ended March 31, 2007, DMFCC issued no stock options. DMFCC uses the Black-Scholes option pricing model to calculate the fair market value of each option granted. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options that are issued, the fair value of each option grant is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.
The following table summarizes activity in the DMFCC Option Plan for the period ended March 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value
Outstanding at December 31, 2006	1,581,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(50,000)	.05

Outstanding at March 31, 2007	1,531,000	$.02	7.5	$198,000

Exercisable at March 31, 2007	1,408,625	$.02	7.5	$186,000

DMFCC recorded less than $1,000 of compensation expense for employee, director and consultant stock options for the period ended March 31, 2007 and 2006. At March 31, 2007, there was a total of $1,550 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. The cost is expected to be recognized over the next two years. There were no options exercised during 2007 or 2006.

As of March 31, 2007 and December 31, 2006, the following is a table of warrants outstanding to Synthetica:

	March 31,
	2007	December 31,
	(Unaudited)	2006
Synthetica Warrants	1,000,000	1,000,000
For the period ended March 31, 2007 and 2006, the Company recorded warrant compensation expense of $164,000 and $162,000, respectively, related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero.
NOTE 7 — RESTRUCTURING OF CONVERTIBLE DEBENTURES AND STANDBY EQUITY DISTRIBUTION AGREEMENTS
10% Convertible Debentures — Original Transaction
On November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), a Delaware limited partnership (the “Buyer” and together with the Company, the “Parties”). We agreed to issue and sell to the Buyer $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which were to be convertible into shares of our common stock. The funding of the initial tranche of $1,500,000 closed on November 3, 2006; the funding of the second tranche of $1,200,000 closed on November 29, 2006; and the funding of the third tranche of $1,100,000 was scheduled to close when a registration statement covering the common stock underlying the Debentures was declared effective.
On November 6, 2006, the Company received net proceeds of $1,207,000 from the first tranche, which reflects the payment of a commitment fee of 10%, a placement fee of 8% of the net proceeds, the structuring fee and certain legal fees totaling an aggregate of $349,000. On November 29, 2006, the Company received net proceeds of $994,000 from the second tranche, which reflects the payment of a commitment fee of 10% and a placement fee of 8% of the net proceeds totaling $206,000.
Each Debenture was to accrue interest at a rate of 10% per annum and the principal and interest on the Debentures was to be due and payable, if not converted, five years from the date of issuance of the Debentures. The outstanding principal amount of the Debentures was to be convertible into shares of our common stock at the option of the Buyer at a conversion price of $0.60 per share. There were certain instances including an event of default by the Company under the Debentures or in instances that the Company’s common stock is sold at a per share price lower than $0.60 that the conversion price of the Debentures could be reduced. The Company was to make redemption payments of outstanding principal and interest on the Debentures in thirteen equal payments beginning on the earlier of (i) the first trading day of the month immediately following the month the underlying registration statement is declared effective or (ii) 6 months after the SPA was entered into. There were certain circumstances whereby redemption payments would not be required, such as if the weighted average price of the Company’s Common Stock was trading at $0.66 per share or higher over the thirty days prior to when the redemption payment was due. Furthermore, at anytime during the twelve months following the effectiveness of the registration statement underlying the Debentures, the Buyer, was to have the sole option to purchase up to $2,850,000 of additional convertible debentures (“Over Allotment Feature”) from the Company on the same terms described above.
Contemporaneously with the execution and delivery of the SPA and the issuance by us to the Buyer of the first Debenture, the Parties executed and delivered (i) an Investor Registration Rights Agreement, pursuant to which we agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “1933 Act”) and the rules and regulations promulgated there-under and applicable state securities laws, covering the common stock into which the Debentures are convertible; (ii) Security Agreements (the “Security Agreements”), pursuant to which we and our wholly owned subsidiaries, VIASPACE Security and Concentric Water, agreed to provide to Buyer a first priority security interest in certain Pledged Collateral (the assets of VIASPACE Security and Concentric Water) to secure our obligations under the SPA, the Transaction Documents (as such term is defined in the SPA), or any other of the Company’s obligations to the Buyer; and (iii) Pledge and Escrow Agreements with Dr. Carl Kukkonen, our Chief Executive Officer, and Amjad Abdallat, our Vice President and Chief Operating Officer, pursuant to which Dr. Kukkonen and Mr. Abdallat agreed to provide the Buyer a security interest in the Pledged Shares (representing a total 9,813,717 shares held by Dr. Kukkonen and Mr. Abdallat) to secure the Company’s obligations under the SPA.

In connection with the SPA, we also issued to the Buyer (1) a warrant to purchase 1,500,000 shares of our common stock for a period of five years at an exercise price of $0.50 per share; (2) a warrant to purchase 2,000,000 shares of our common stock for a period of five years at an exercise price of $0.60 per share; (3) a warrant to purchase 885,000 shares of our common stock for a period of five years at an exercise price of $0.75 per share; (4) a warrant to purchase 790,000 shares of our common stock for a period of five years at an exercise price of $0.95 per share; and (5) a warrant to purchase 600,000 shares of our common stock for a period of five years at an exercise price of $1.15 per share (collectively, the “Cornell Warrants”). The common stock issuable under the Cornell Warrants has “piggy-back” and demand registration rights. There are certain instances including if the Company’s common stock is sold at a per share price lower than the warrant exercise price that the warrant exercise price could be adjusted lower than the warrant exercise prices stated above.
Pursuant to an engagement letter we entered into with Gilford Securities Incorporated (“Gilford”) relating to the Offerings, we paid Gilford a cash fee of 8% of the net proceeds of each tranche of the sale of Debentures that was closed, and were obligated to pay 7% of the gross proceeds of advances under the Standby Equity Distribution Agreement (as further described below). In addition, we issued to Gilford warrants to purchase up to 506,666 shares of our restricted unregistered common stock at $0.60 per share (the “Gilford Warrants”).
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the Company allocated the entire amount of proceeds received between the embedded derivatives within the debt agreement and the finance warrants issued based on their relative fair values in accordance with applicable accounting literature. As a result, no amounts were allocated to the debt agreement; therefore, the entire face value of the debt of $2,700,000 (as of December 31, 2006) was being accreted as additional interest expense over the expected term of the debt (approximately 1.4 years) in accordance with Accounting Principles Bulletin (“APB”) No. 21. During the fourth quarter of 2006, the Company recognized interest expense of $250,000 related to the accretion of these debt discounts.
Additionally, the Company has assessed the conversion and over allotment features embedded in the debentures, and all the warrants issued, to be liability instruments under EITF No. 00-19 and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company recognized interest expense of $6,254,000 in 2006 due to the recognition of derivatives which resulted in offering costs in excess of the proceeds received. As of December 31, 2006, the fair values related to Cornell Warrants, Gilford Warrants, and embedded derivatives was $5,459,000 and included in Convertible Debentures and Embedded Derivatives in the accompanying balance sheet.
Standby Equity Distribution Agreement – Original Transaction
Concurrently with the SPA described above, on November 2, 2006, we entered into a Standby Equity Distribution Agreement (“SEDA”) with the Buyer, under which the Buyer had committed to provide us with up to $20,000,000 of equity financing over 36 months. Each advance under the SEDA would be for up to a maximum amount of $1,000,000, and there must be at least five trading days between each advance. Our access to the SEDA financing was subject to us having an effective re-sale registration statement on file with the SEC for the securities underlying the SEDA.
Each advance under the SEDA would be a sale by us to the Buyer of newly-issued shares of common stock. Subject to a re-sale registration statement being in effect, we would determine whether and when to request an advance, and the amount of the advance. The number of shares of common stock to be sold to the Buyer would be determined by dividing the advance amount by 97% of the market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price of our common stock during the five consecutive trading days period immediately following the date we send an advance notice to the Buyer. No amounts were drawn under the SEDA.
Upon execution of the SEDA, we paid the Buyer $10,000 as a structuring fee, and issued to the Buyer 850,592 shares of restricted unregistered common stock (the “Investor Shares”) which was valued at fair market value on the date of issuance. At the time of each advance under the SEDA, we also will pay the Buyer an amount equal to 5% of each advance amount, plus $500.
We engaged Newbridge Securities Corporation, a registered broker-dealer, to act as our placement agent in connection with the SEDA. We also issued 12,327 shares of restricted unregistered common stock (the “Newbridge Shares”) which was valued at fair market value on the date of issuance to Newbridge as compensation for its services.

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
Restructured Transaction
On December 29, 2006, the Company withdrew the previously filed registration statement covering the common stock underlying the Debentures and the SEDA, as requested by the SEC, as the Company determined it was going to renegotiate the original deal with Cornell.
On March 8, 2007, the Company entered into a Securities Purchase Agreement (the “New SPA”) with Cornell in order to restructure the original deal. We issued and sold to Cornell, 5,175,000 Class A Units and 600,000 Class B Units for an aggregate purchase price of $3,690,000, which includes the conversion of the Debentures of the Company held by the Buyer in an aggregate amount of $2,700,000 and cash in the amount of $990,000. Each Class A Unit is comprised of 2.2609 shares of common stock, $0.001 par value per share, and one (1) Class A Warrant to purchase one (1) share of common stock at an exercise price of $0.30. Each Class B Unit is comprised of one (1) share of common stock, and one (1) Class B Warrant to purchase one (1) share of common stock at an exercise price of $0.40. The Warrants are exercisable for 5 years from their dates of issuance. The delivery of the Class A and Class B Warrants pursuant to the New SPA, was satisfied by amending the exercise price of the 5,775,000 warrants to purchase common stock issued by the Company to Cornell in connection with the Securities Purchase Agreement dated November 2, 2006, and the delivery of 850,592 shares of common stock was satisfied by an issuance of 850,592 shares of common stock that was made to the Buyer in November 2006. Additional shares of common stock totaling 11,449,408 shares were issued to Cornell on March 8, 2007. Total common shares to be issued to Cornell in connection with the New SPA is 12,300,000 shares. On March 8, 2007, the Company received net proceeds of $910,800 related to the New SPA, which reflects a placement fee of 8% of the proceeds.
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
Pursuant to an the engagement letter entered into with Gilford, in connection with the New SPA we paid a cash fee of 8% of the proceeds and issued additional warrants to Gilford to purchase up to 264,000 shares of common stock at $0.30 per share.
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
As a result of the restructuring of Debentures into common stock and the cancellation of the SEDA, for the period ended March 31, 2007, the Company made accounting adjustments as follows:
•	The face value of Debentures of $2,700,000 was reclassified from Convertible Debentures to common stock and additional paid in capital.
•	Net cash proceeds of $910,800 were recorded.
•	A loss on conversion of the Debenture agreement of $953,000 was recorded as a result of the fair value of common shares and warrants issued exceeding the fair value of the cash proceeds, forgiveness of interest payable and the redemption of convertible debt and derivatives.

•	The fair value of the embedded derivative related to the conversion feature and the over allotment feature of $1,651,000 as of the conversion date was reclassified to additional paid in capital. The adjustment to the fair value of the embedded derivative relating to the conversion feature was recorded as other income of $756,000 as of the conversion date.
•	The fair value of the original warrant derivative liability of $2,442,000 as of the conversion date was reclassified to additional paid in capital. The adjustment to the fair value of the embedded derivative relating to the conversion feature was recorded as other income of $611,000 as of the conversion date.
•	The Company recorded a write off of $58,000 of deferred financing costs relating to the cancellation of the SEDA agreement. As a result of the restructuring, the third tranche of Debentures will be converted to an equity transaction. As such, the remaining $719,000 of deferred offering costs will be recorded against the proceeds from the issuance of equity.
•	The Company recorded additional interest expense of $354,000 related to the accretion of the debt discount up to the date of the debt conversion. As of March 8, 2007, the debt discount is $2,096,000. This was recorded to interest expense on the conversion of the Debentures.
•	Cornell received an amendment to the exercise price of their original warrants. The fair value of the amended warrants on March 8, 2007 is $2,500,000.
•	$85,000 of interest expense was accrued related to the Debentures as of the conversion date and was forgiven by Cornell.
The following table summarizes the Debentures, discount and derivative values outstanding at March 31, 2007 and December 31, 2006:

	December 31,	March 8,
	2006	2007	March 31, 2007
Convertible Debentures at face value	$2,700,000	$2,700,000	$—

Discounts on Debentures	(2,700,000)	(2,700,000)	—

Net Convertible Debentures	—	—	—

Amortization of discount from derivatives	250,000	604,000	—

Convertible Debentures	250,000	604,000	—

Embedded derivatives at fair value	2,407,000	1,651,000	—
Warrant derivative at fair value	3,052,000	2,442,000	—

Net Convertible Debentures, embedded derivatives and warrant derivative	$5,709,000	$4,697,000	—
The Company was required to revalue the derivatives each quarter to determine if the values of these derivatives have changed from period to period, until the notes are redeemed or converted. An increase in value of these derivatives will result in the Company having to record an expense to the Adjustment to Fair Value of Derivatives on the Statement of Operations. Conversely, a decrease in the value of these derivatives will result in the Company having to record income to the Adjustment to Fair Value of Derivatives on the Statement of Operations. The following table summarizes the “Adjustments to Fair Value of Derivatives” as of March 31, 2007 and December 31, 2006:

		Adjustment to
	Balance at	Fair Value of	Balance at	Restructuring	Balance
Adjustment to Fair	December	Derivatives at	March 8,	of Debt on	at March
Value of Derivatives	31, 2006	March 8, 2007	2007	March 8, 2007	31, 2007
Embedded Derivatives	$2,407,000	$(756,000)	$1,651,000	$(1,651,000)	$—
Warrant Derivative	3,052,000	(610,000)	2,442,000	(2,442,000)	—
Adjustment to Fair Value of Derivatives included in other (income) expense		$(1,366,000)	$4,093,000

Of the total proceeds from the issuance of the debentures and warrants, $4,427,000 was allocated to the free standing warrants associated with the debentures based upon the fair value of the warrants. The assumptions used in the Black-Scholes Model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 134.0%, (3) risk-free interest rate of 4.55%, and (4) expected life of 5 years. In accordance with SFAS No. 133 and EITF No. 00-19, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet at December 31, 2006. The carrying value of the warrant derivative at December 31, 2006 has been adjusted to reflect its “fair value” of $3,052,000 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 122.0%, (3) risk-free interest rate of 4.70%, and (4) expected remaining life of 4.83 years. During the period ended December 31, 2006, a decrease in the fair value of the warrant derivative of $1,375,000 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives. The carrying value of the warrant derivative at March 8, 2007 has been adjusted to reflect its “fair value” of $2,442,000 based upon a Black-Scholes Model calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 116.0%, (3) risk-free interest rate of 4.45%, and (4) expected remaining life of 4.65 years. From January 1, 2007 through March 8, 2007, a decrease in the fair value of the warrant derivative of $610,000 was recorded through results of operations as income to the Adjustment to Fair Value of Derivatives.

	Fair Value at	Fair Value at	Fair Value
	December 31,	March 8,	March 31,
Warrant Derivative Liability	2006	2007	2007
Warrant Derivative	$3,052,000	$2,442,000	$—
The original agreement included an Over Allotment Feature as well as the Debentures that required separate valuation of embedded derivates in accordance with the requirements of SFAS No. 133 and related accounting literature. The following table summarizes the fair values of embedded derivatives at December 31, 2006, March 8, 2007 and March 31, 2007 followed by a description of the valuation methodology utilized to determine fair values:

	Fair Value at	Fair Value at	Fair Value
	December 31,	March 8,	March 31,
Embedded Derivative Liability	2006	2007	2007
Conversion Feature First Tranche	$521,000	$358,000	$—
Conversion Feature Second Tranche	403,000	276,000	—
Over Allotment Feature	1,483,000	1,017,000	—

Embedded Derivatives	$2,407,000	$1,651,000	$—
On November 2, 2006, the fair value of the derivative for the Conversion Feature of the first tranche of Debentures was determined to be $880,000 using a Black-Scholes Model with the following inputs: (1) The Common Stock price on the valuation date was $0.81; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 134.0%, (5) risk-free interest rate of 4.97%, and (6) expected average remaining life of 1.41 years. The carrying value of the conversion feature of the first tranche of Debentures at December 31, 2006 has been adjusted to reflect its “fair value” of $521,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The Common Stock price at December 31, 2006 was $0.60; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 122.0%, (5) risk-free interest rate of 5.00%, and (6) expected average remaining life of 1.25 years. During the period ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $359,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives. The carrying value of the conversion feature of the first tranche of Debentures at March 8, 2007 has been adjusted to reflect its “fair value” of $358,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The Common Stock price at March 7, 2007 was $0.51; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 116.0%, (5) risk-free interest rate of 4.9%, and (6) expected average remaining life of 1.06 years. From January 1, 2007 through March 8, 2007, a decrease in the fair value of the conversion feature liability of $163,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.

On November 29, 2006, the fair value of the derivative for the Conversion Feature of the second tranche of Debentures was determined to be $529,000 using a Black-Scholes Model with the following inputs: (1) The Common Stock price on the valuation date was $0.68; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 134.0%, (5) risk-free interest rate of 4.98%, and (6) expected average remaining life of 1.34 years. The carrying value of the conversion feature of the second tranche of Debentures has been adjusted to reflect its “fair value” of $403,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The Common Stock price at December 31, 2006 was $0.60; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 122.0%, (5) risk-free interest rate of 5.00%, and (6) expected average remaining life of 1.25 years. During the period ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $126,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives. The carrying value of the conversion feature of the second tranche of Debentures at March 8, 2007 has been adjusted to reflect its “fair value” of $276,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The Common Stock price at March 7, 2007 was $0.51; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 116.0%, (5) risk-free interest rate of 4.9%, and (6) expected average remaining life of 1.06 years. From January 1, 2007 through March 8, 2007, a decrease in the fair value of the conversion feature liability of $127,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.
On November 2, 2006, the fair value of the derivative for the Over Allotment Feature of Debentures was determined to be $2,630,000 using a Black-Scholes Model with the following inputs: (1) The Common Stock price on the valuation date was $0.81; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 134.0%, (5) risk-free interest rate of 4.97%, and (6) expected average remaining life of 1.66 years. The carrying value of the Over Allotment Feature at December 31, 2006 has been adjusted to reflect its “fair value” of $1,483,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The Common Stock price at December 31, 2006 was $0.60; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 122.0%, (5) risk-free interest rate of 5.00%, and (6) expected average remaining life of 1.25 years. During the period ended December 31, 2006, a decrease in the fair value of the conversion feature liability of $1,147,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives. The carrying value of the conversion feature of the Over Allotment Feature of Debentures at March 8, 2007 has been adjusted to reflect its “fair value” of $1,017,000 based upon a Black-Scholes Model calculation with the following inputs: (1) The Common Stock price at March 7, 2007 was $0.51; (2) the exercise price was based on the maximum conversion price of $0.60; (3) dividend yield of 0%; (4) expected volatility of 116.0%, (5) risk-free interest rate of 4.9%, and (6) expected average remaining life of 1.06 years. From January 1, 2007 through March 8, 2007, a decrease in the fair value of the conversion feature liability of $466,000 was recorded through results of operations as income to Adjustment to Fair Value of Derivatives.
The accounting for the Debentures and Warrants resulted in deferred offering costs established of $776,000 at December 31, 2006. Of this amount, $57,000 was recorded as interest expense on March 8, 2007 as a result of the restructuring of the convertible debentures and $719,000 was recorded against the proceeds from the issuance of equity.
As of March 31, 2007 and December 31, 2006, the following is a table of warrants outstanding to Cornell and Gilford:

	March 31,
	2007	December 31,
	(Unaudited)	2006
Cornell No. 1	1,500,000	1,500,000
Cornell No. 2	2,000,000	2,000,000
Cornell No. 3	885,000	885,000
Cornell No. 4	790,000	790,000
Cornell No. 5	600,000	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	—

	6,399,000	6,135,000

NOTE 8 — OTHER LONG-TERM DEBT
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
Other long-term debt is comprised of the following at March 31, 2007 and December 31, 2006, respectively:

	March 31,
	2007	December 31,
	(Unaudited)	2006
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$31,000	$34,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	62,000	66,000

Total Long-term Debt	93,000	100,000
Less Current Portion	29,000	29,000

Net Long-term Debt	$64,000	$71,000

NOTE 9 — DERIVATIVE LIABILITIES RELATED TO WARRANTS AND STOCK OPTIONS
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
The aggregate fair value of the warrant derivative liability at March 8, 2007, the date of the conversion of the Debentures, was determined to be $1,000 using the following assumptions: expected dividend yield of zero, expected stock price volatility of 116.00%, risk free interest rate of 4.9% and a remaining contractual life of 5 1/4 months. Based on this change in fair value, the Company has recorded a non-cash income adjustment during the period ended March 31, 2007 of $17,000 and a corresponding decrease in the warrant derivative liability. After the conversion of the Debentures, the balance of warrant derivative liability of $1,000 was reclassified to paid-in capital in accordance with EITF No. 00-19 as the requirement to record the warrants as derivatives ceased.
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

The aggregate fair value of the stock option derivative liability at March 8, 2007, the date of the conversion of the Debentures, was determined to be $55,000 using the following assumptions: expected dividend yield of zero, expected stock price volatility of 116.00%, risk free interest rate of 4.9% and a remaining contractual life ranging from 0.77 to 6.43 years. Based on this change in fair value, the Company has recorded a non-cash income adjustment during the period ended March 31, 2007 of $1,000 and a corresponding decrease in the stock option derivative liability. After the conversion of the Debentures, the balance of stock option derivative liability of $55,000 was reclassified to paid-in capital in accordance with EITF No. 00-19 as the requirement to record the warrants as derivatives ceased.
NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
There were zero shares outstanding of preferred stock as of March 31, 2007 and December 31, 2006.
Common Stock
There were 292,512,205 shares of Common Stock outstanding as of December 31, 2006. On March 9, 2007, as part of the financing arrangement discussed in Note 8, the Company issued 11,449,408 shares of Common Stock to Cornell Capital. As of March 31, 2007, there were 303,961,613 shares of Common Stock outstanding.
NOTE 11 — INCOME TAX
On January 1, 2007, the Company adopted FIN 48. There were no unrecognized tax benefits as of January 1, 2007, the date FIN 48 was adopted. As such, there was no reduction to the deferred tax assets and corresponding reduction to the valuation allowance, which resulted in no net effect on accumulated deficit. If any unrecognized benefit would have been recognized, it would not affect the Company’s effective tax rate since the Company is currently subject to a full valuation allowance.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued zero for interest and penalties at March 31, 2007. As of the date of these financial statements, the 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the three month periods ended March 31, 2007 or 2006 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
Note 12 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and VIASPACE Security. The 401(k) Plan allows employees to make employee contributions up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.
Note 13 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended March 31, 2007, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company has four reportable segments that operate in distinct market areas. The Company’s reportable segments are represented as three separate subsidiaries of the Company in addition to the parent company VIASPACE Inc. The reportable segments include DMFCC, VIASPACE Security, Ionfinity and VIASPACE.
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
(iii) VIASPACE: Under its new VIASPACE Energy division, VIASPACE is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
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
Information on reportable segments for the periods ended March 31, 2007 and 2006 is shown below:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
DMFCC	$—	$21,000
VIASPACE Security	81,000	—
Ionfinity	135,000	92,000
VIASPACE	23,000	—

Total Revenue	$239,000	$113,000

Income (Loss) From Operations:
DMFCC	$(474,000)	$(305,000)
VIASPACE Security	(268,000)	(209,000)
Ionfinity	11,000	(19,000)
VIASPACE	(77,000)	—

Loss From Operations by Reportable Segments	(808,000)	(533,000)
Corporate Administrative Costs (including Stock Compensation and Warrant Expense of $673,000 and $378,000 in 2007 and 2006 respectively	(1,213,000)	(882,000)

Loss From Operations	$(2,021,000)	$(1,415,000)

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets:
DMFCC	$422,000	$343,000
VIASPACE Security	307,000	286,000
Ionfinity	178,000	202,000
VIASPACE / Corporate	2,037,000	3,168,000

Total Assets	$2,944,000	$3,999,000

For the period March 31, 2007, the Company had three customers whose recognized revenues exceeded 10% of consolidated revenues. These included L3 Communications’ of $135,000 (56% of revenues); the US Army of $33,000 (14% of revenues); and the US Air Force of $32,000 (13% of revenues).
NOTE 14 — NET LOSS PER SHARE
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
The following table sets forth common stock equivalents (potential common stock) for the period ended March 31, 2007 and 2006, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Stock Options	9,005,500	1,805,000
Warrants	7,399,000	1,000,000
The following table sets forth the computation of basic and diluted net loss per share for the period ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
	2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(3,919,000)		$(1,387,000)

Denominator:
Weighted average shares of common stock outstanding	295,438,165		285,022,296

Net loss per share of common stock, basic and diluted	$(0.01)	$	*

*	Less than $0.01 per common share.

NOTE 15 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of March 31, 2007 and December 31, 2006, $4,000 and $1,500, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the three months ended March 31, 2007 and March 31, 2006, $15,000 and $20,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). This amount of $20,000 was included as a related party payable in the accompanying consolidated balance sheet at December 31, 2005. Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2007. The $10,000 owed to Dr. Gulati is included in related party payable as of March 31, 2007 and December 31, 2006 in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of March 31, 2007 and December 31, 2006, an amount of $7,500 due to ViaLogy plc for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2007. The Company sold its complete ownership in ViaLogy plc during 2007 as discussed in Note 4.
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
At March 31, 2007 and December 31, 2006, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen and Mr. Abdallat by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of March 31, 2007 and December 31, 2006, $8,100 and $7,900, respectively, is included as a related party payable in the accompanying consolidated balance sheet.
Note 16 — COMMITMENTS AND CONTINGENCIES
Royalty Commitments
On March 2, 2007, VIASPACE entered a nonexclusive worldwide license agreement with Caltech for new software capabilities that should significantly enhance the functionality of its SHINE inference engine technology. The newly licensed Knowledge Base Editor is expected to enable VIASPACE to accelerate the development of SHINE-based applications tailored to meet the requirements of customers in the commercial, defense and homeland security sectors. VIASPACE has agreed to pay Caltech a license issue fee of $25,000 which will be paid in five installments of $5,000 each. The first installment was due on March 2, 2007 and is included in accounts payable in the accompanying balance sheet. The next four installments are due on the anniversary dates of the agreement beginning on March 2, 2008. VIASPACE has the option of extending the term of the license by an additional eight years with an extension fee of $25,000 if such extension fee is paid prior to March 2, 2011.

Note 17 — FINANCIAL ACCOUNTING DEVELOPMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
Note 18 — GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss and negative cash flows from operations which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.
As described more fully in Note 7, the Company raised $2,201,000 in net proceeds from the issuance of Convertible Debentures in November 2006. On March 8, 2007, the Company closed $990,000 in financing from Cornell Capital Partners, LP in straight-equity financing and converted the existing $2,700,000 Convertible Debentures into straight-equity at the same time. In connection with this new financing, the Company terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iv) the Security Agreements of VIASPACE Security and Concentric Water of a first priority security interest. The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity. In addition, on April 9, 2007, we filed a blanket shelf registration statement for $50 million that when declared effective should allow the Company to raise additional capital. Although the Company remains optimistic to raise additional financing, no signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion contains certain statements that constitute “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report and in conjunction with our 2006 annual report on Form 10-KSB.
VIASPACE Overview
VIASPACE Inc. (“VIASPACE” or the “Company”) is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. VIASPACE is developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment – made originally for space and defense applications – into commercial products.
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”), and Ionfinity LLC (“Ionfinity”). As of March 31, 2007, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology and owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
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
VIASPACE has generated revenues to date on product revenue shipments. DMFCC recognized product revenue in 2006. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.

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
VIASPACE Security has generated revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
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
See footnotes in the accompanying financial statements regarding recent financial accounting developments.
Three Months Ended March 31, 2007 Compared to March 31, 2006
Results of Operations
Revenues
Revenues were $239,000 and $113,000 for the period ended March 31, 2007 and 2006, respectively, an increase of $126,000. The increase in revenues is primarily due to higher billings of $135,000 by VIASPACE Security from a contract it has with L-3 Communications (“L-3”) for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the US Department of Homeland Security. VIASPACE recorded $23,000 in revenues for the period ended March 31, 2007 and zero for the period ended March 31, 2006 related to the sale of a humidity sensor. This represents a new product line for the Company and the first instance of humidity sensors. VIASPACE expects to sell additional humidity sensors in the future. Ionfinity revenues from direct government contracts decreased from $92,000 to $81,000, a decrease of $11,000, due to lower billings. An increase in revenues on Ionfinity’s US Army contract was offset by lower revenue in its US Air Force contract in comparison of the prior period.
Cost of Revenues
Costs of revenues were $203,000 and $105,000 for the period ended March 31, 2007 and 2006, respectively, an increase of $98,000. The primary reason for the increase is due to VIASPACE Security’s direct labor, direct material and overhead costs totaling $128,000 on its contract with L-3 for the ACSD contract. An increase in costs of $14,000 related to VIASPACE’s humidity sensor sales was offset by lower direct costs at Ionfinity on their government contracts.

Research and Development
Research and development expenses were $391,000 and $182,000 for the period ended March 31, 2007 and 2006, respectively, an increase of $209,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $120,000 as the Company hired additional employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. The total number of research and development employees increased from 6 at March 31, 2006 to 11 at March 31, 2007. The amount of research and development costs incurred by consultants to the Company increased $60,000 from 2006 to 2007 due primarily to VIASPACE Security using consultants with specialize expertise on certain on its research and development projects. Stock compensation expense incurred by Company research and development employees and consultants increased by $32,000 during the period ended March 31, 2007 compared with the same period in 2006. Other research and development costs, net, decreased by $3,000 in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,666,000 and $1,241,000 for the period ended March 31, 2007 and 2006, respectively, an increase of $425,000. This is due to higher stock compensation expense of $263,000 related to stock option compensation expense for stock options granted to employees and consultants. Payroll related expenses increased by $134,000 in 2007 as compared to 2006 as the Company’s selling, general and administrative employee headcount increased from 7 at March 31, 2006 to 9 at March 31, 2007. In addition, several of the employees hired in 2006 were hired at the end of March 2006. As a result, 2007 payroll expenses include a full quarter of payroll related costs for these employees.
Consulting fees decreased by $27,000 in 2007 attributable to the decreased use of consultants in this period as compared to the same period in 2006. The Company’s legal and professional expenses increased by $186,000 in 2007 as compared with the same period in 2006. Legal fees increased $88,000 due to increased costs associated with patent filing and financing efforts. Accounting fees increased $98,000 due to increased audit and audit-related fees incurred. Recruiting costs decreased by $100,000 as the Company hired new employees during 2006 and paid recruiters in these employee placements and did not pay any recruiting costs in 2007. Public relations and investor relations costs decreased by $55,000 in 2007 as compared with 2006 due to lower use of services during this period. Travel expenses increased by $17,000 as more sales and marketing trips to Asia and domestic travel were incurred. Rent increased by $25,000 as the Company moved into larger offices in May 2006 to accommodate its larger employee base and to have laboratory facilities. Other selling, general and administrative expenses, net, decreased by $18,000 during 2007. We expect selling, general and administrative expenses will continue to increase in the future as we expand our business.
Other Income (Expense), Net
Interest Expense
Interest expense increased by $3,509,000 from 2006 to 2007. As discussed in Note 7, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Bulletin No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During the three months ended March 31 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity.
Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by Cornell Capital on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. At the time of the conversion, Cornell Capital received a reset to its outstanding warrants and Gilford Securities received an additional grant of warrants. In addition, Cornell Capital was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in the accompanying Statement of Operations at March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”.

Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 as of March 31, 2007. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000. In addition, due to the derivative nature of the convertible debentures, the Company is required to account for its stock options with consultants as derivative liabilities, and accordingly, at March 31, 2007, made an in adjustment to the fair value of derivatives of $16,000.
Interest Income
The Company recorded increased interest income of approximately $19,000 in 2007, a decrease of $3,000 from 2006 due to the Company maintaining lower cash balances in 2007.
Gain on Sale of Marketable Securities
During the three months ended March 31, 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its ownership in shares of ViaLogy plc. The Company received the net proceeds in April 2007 and recorded a current receivable at March 31, 2007 that is included in other assets in the accompanying Balance Sheet. There were no realized gains on the sale of marketable securities in 2006.
Liquidity and Capital Resources
Net cash used in operating activities was $1,105,000 and $834,000 for the periods ended March 31, 2007 and 2006, respectively. The Company’s net loss from operations increased from $1,415,000 to $2,021,000 from 2006 to 2007 related to higher research and development costs of $209,000 as well as higher selling, general and administrative expenses of $425,000.
Net cash provided by financing activities during 2007 was $904,000. Net cash proceeds received from Cornell Capital Partners, LP (“Cornell”) was $910,800 during March 2007 as the Company received equity financing as discussed in detail in Note 7 to the consolidated financial statements.
We have incurred substantial losses during the period ended March 31, 2007 and in 2006. As described more fully in Note 7 to the accompanying consolidated financial statements, the Company received net proceeds of $910,800 in financing on March 8, 2007 from Cornell through the sale of its common stock and warrants and converted the existing $2,700,000 Convertible Debentures into common stock. In connection with this new financing, we terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iii) the Security Agreements which granted Cornell a first priority security interest, that were entered into in November 2006 with Cornell . The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity, and in addition, we anticipate the filing of a blanket shelf registration statement for new securities in the near future that when declared effective should allow the Company to raise additional capital. Although the Company remains optimistic to raise additional financing, no signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company may not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations as of March 31, 2007:

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt obligations (a)	$99,750	$24,750	$75,000	—	—
Operating lease obligations (b)	$584,500	$97,500	$414,000	$73,000	—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in Note 9 are noted.

(b)	On May 1, 2006, the Company relocated its office and laboratory space to a new location in Pasadena, California and entered into a five year lease. Future minimum lease payments are noted.

Other major outstanding contractual obligations are summarized as follows:
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
On March 2, 2007, VIASPACE entered a nonexclusive worldwide license agreement with Caltech for new software capabilities that should significantly enhance the functionality of its SHINE inference engine technology. The newly licensed Knowledge Base Editor is expected to enable VIASPACE to accelerate the development of SHINE-based applications tailored to meet the requirements of customers in the commercial, defense and homeland security sectors. VIASPACE has agreed to pay Caltech a license issue fee of $25,000 which will be paid in five installments of $5,000 each. The first installment was due on March 2, 2007 and is included in accounts payable in the accompanying balance sheet. The next four installments are due on the anniversary dates of the agreement beginning on March 2, 2008. VIASPACE has the option of extending the term of the license by an additional eight years with an extension fee of $25,000 if such extension fee is paid prior to March 2, 2011.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of March 31, 2007.
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

On December 27, 2006, the Company received comments from the SEC on the registration statement that was filed on November 30, 2006, pursuant to the registration rights agreement executed in connection with the financing discussed in Note 7 to these consolidated financial statements. This registration statement was subsequently withdrawn on December 29, 2006. The comments from the SEC also addressed disclosures in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2005, and the Company’s Period Report on Form 10-QSB for the period ending September 30, 2006. The Company submitted a response the questions asked by the SEC on April 6, 2007.
On May 4, 2007, the Company received comments from the SEC on the registration statement that was filed on April 9, 2007. pursuant to the registration rights agreement executed in connection with the financing discussed in Note 7 to these consolidated financial statements. The comments from the SEC also addressed disclosures in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2006. The Company is in the process of preparing a response to these comments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is confined to our cash and cash equivalents. We invest excess cash and cash equivalents in high-quality money market funds that invest in federal agency notes and United States treasury notes, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. The effective duration of our portfolio is all current with no investment of a long-term duration. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
Most of our transactions are conducted in United States dollars, although we do have some research and development, and sales and marketing agreements with consultants outside the United States. The majority of these transactions are conducted in United States dollars. If the exchange rate changed by ten percent, we do not believe that it would have a material impact on our results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this periodic report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.
At the end of the period covered by this report, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level described above as of the end of the period covered in this report.
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. Although the Company is working to comply with these requirements, the Company has only 20 employees. The Company’s small number of employees is expected to make compliance with Section 404 including segregation of duty control requirements very difficult and cost ineffective.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not a party to any litigation, nor are there any pending legal proceedings at this time.
ITEM 1A. RISK FACTORS
Risk Factors Which May Affect Future Results
The Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.
There have been no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, other than as set forth below:
Risks Related To Our Business
We have incurred losses and anticipate continued losses for the foreseeable future.
Our net loss for the three months ended March 31, 2007 was $3,919,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
Our ability to continue as a going concern is dependent on future financing.
Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2006, which expressed substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Singer Lewak Greenbaum & Goldstein LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.
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
Our revenues to date have been to a few customers, the loss of which could result in a severe decline in revenues.
For the three months ended March 31, 2007, the Company has three customers who made up 92% of the total revenues of the Company recognized during that period. These include L3 Communications, the US Army and the US Air Force. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.

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
The Company has 800,000,000 authorized shares of common stock, of which 303,961,613 were issued and outstanding as of March 31, 2007. Of these issued and outstanding shares, 205,652,477 shares (67.7% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust). On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. In addition, four other shareholders of the Company collectively owning 27,000,000 shares have agreed to a lock-up of their shares until April 9, 2011.
188,257,327 shares of the total issued and outstanding shares are currently restricted, but will become available for sale in the future, subject to volume and manner of sale restrictions under Rule 144 of the Securities Act of 1933. Some of the restrictions associated with these shares expired June 22, 2006. The remaining restrictions associated with these shares will expire June 22, 2007.
Cornell Capital Partners owns 12,300,000 shares and Newbridge Securities owns 12,327 shares of the total issued and outstanding shares which are currently unregistered. We filed a registration statement for these shares on April 9, 2007. On May 4, 2007, the Company received comments from the SEC on that registration statement. The comments from the SEC also addressed disclosures in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2006. The Company is in the process of preparing a response to these comments.
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
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Collaborative Agreement between VIASPACE/Arroyo Sciences and Raytheon Company dated November 8, 2006. *

10.2	Nonexclusive Software License Agreement between VIASPACE Inc. and California Institute of Technology dated March 2, 2007. *

10.3	Teaming Agreement between VIASPACE Inc. and Tokai Bussan Company Ltd. dated March 21, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)
Date: May 14, 2007	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 14, 2007	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Collaborative Agreement between VIASPACE/Arroyo Sciences and Raytheon Company dated November 8, 2006. *

10.2	Nonexclusive Software License Agreement between VIASPACE Inc. and California Institute of Technology dated March 2, 2007. *

10.3	Teaming Agreement between VIASPACE Inc. and Tokai Bussan Company Ltd. dated March 21, 2007. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.