Form 10KSB/A
period 2006-12-31
VIASPACE Inc.
filed 2007-05-18
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

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

Explanatory Note:
This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and filed with the Securities and Exchange Commission on March 30, 2007 is being filed to address comments received from the SEC after their review of the Company’s Form 10-KSB. This Amendment No. 1 amends the following only:
•	Part I. Forward-Looking Statements (Reference removed related to Private Securities Litigation Reform Act of 1995).

•	Part I, Item 1. Risk Factors Which May Affect Future Results (Reference removed related to Private Securities Litigation Reform Act of 1995).

•	Part I, Item 1. Risk Factors Related to Our Business (Additional Risk Factor added regarding dependence on customers).

•	Part II, Item 7, Page F-2 Report of Independent Registered Accounting Firm (First paragraph, changed statements of income and comprehensive income to statements of operations and comprehensive loss).

•	Part II, Item 7, Financial Statements, Page F-6, Consolidated Statements of Cash Flows (Change in fair value of derivatives for 2006 is displayed in correct year).

•	Part II, Item 7, Note 1 of Notes to Consolidated Financial Statements, Page F-8, Company Background and Merger (Revised presentation related to merger of ViaSpace Technologies LLC and Global-Wide Publication Ltd).

•	Part II, Item 7, Note 1 of Notes to Consolidated Financial Statements, Page F-10, Revenue Recognition: Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined (Clarified discussion of cancellation rights).

•	Signatures.

•	Part III, Item 13, Exhibit 23.1 (A currently dated consent letter is included from our Independent Registered Accounting Firm).

•	Part III, Item 13, Exhibits 31.1 and 31.2 (Corrected and revised certifications of CEO and CFO).

•	Part III, Item 13, Exhibit 32 (A currently dated certification).
For the convenience of the reader, this Form 10-KSB/A sets forth the originally filed Form 10-KSB in its entirety. However, the only changes to the original Form 10-KSB being made by this filing are the changes described above. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update any other disclosures. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-KSB.

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

Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.23
Exhibit 10.24
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS
This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.
For the year ended December 31, 2006, the Company had four customers who made up 79% of the total revenues recognized by the Company during that period. These include L3 Communications, Raytheon Company, the US Army and the US Air Force. We believe that this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce future revenues.

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

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2007.

VIASPACE INC.

(Registrant)

By:	/s/ CARL KUKKONEN

Name: Carl Kukkonen
Title: Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ STEPHEN J. MUZI

Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

ITEM 7. FINANCIAL STATEMENTS
VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
VIASPACE Inc.
Pasadena, California
We have audited the consolidated balance sheets of VIASPACE Inc. (the “Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,601,000)	$(2,311,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38,000	11,000
Amortization of intangible assets	36,000	4,000
Amortization of discount related to conversion feature	250,000	—
Bad debt expense	21,000	—
Stock compensation expense	1,959,000	280,000
Change in fair value of derivatives	(3,073,000)	—
Non-cash interest expense related to convertible debentures	6,244,000	—
Deferred financing costs	(55,000)	—
(Increase) decrease in:
Accounts receivable	(181,000)	294,000
Prepaid expenses and other current assets	(59,000)	(53,000)
Increase (decrease) in:
Accounts payable	118,000	(215,000)
Unearned revenue	(100,000)	(4,000)
Accrued expenses and other	197,000	64,000
Related party payable	(18,000)	8,000
Minority interest	5,000	59,000

Net cash used in operating activities	(4,219,000)	(1,863,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(224,000)	(24,000)
Purchase of intellectual property	—	(20,000)
Purchase of VIASPACE Security Inc., net of cash and cash equivalents	—	148,000

Net cash provided by investing activities	(224,000)	104,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures, net of cash fees paid	2,201,000	—
Exercise of stock options by SNK Capital Trust	2,000,000	1,000,000
Payments on long-term debt	(27,000)	(19,000)
Investment by SNK Capital Trust	—	1,000,000
Reverse merger adjustment	—	(25,000)

Net cash provided by financing activities	4,174,000	1,956,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(269,000)	197,000
CASH AND CASH EQUIVALENTS, Beginning of period	2,130,000	1,933,000

CASH AND CASH EQUIVALENTS, End of period	$1,861,000	$2,130,000

Supplemental Schedule of Non-Cash Investing Activities:
Acquisition of VIASPACE Security Inc. Cash purchase price		$—
Working capital acquired, net of cash and cash equivalents of $118,758		(98,000)
Long-term loan assumed		(50,000)

		$(148,000)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,000	$10,000
Income taxes	$—	$—
See accompanying notes to consolidated financial statements

Supplemental Disclosure of Non-Cash Financing:
•	On November 2, 2006, 5,775,000 of warrants were granted to Cornell Capital Partners valued at $4,165,000.

•	On November 2, 2006 and November 29, 2006, an aggregate of 360,000 warrants were granted to Gilford Securities valued at $262,000.

•	On November 2, 2006, due to the derivative nature of the convertible debt transaction, 95,000 consultant stock options were recorded as a liability and the remaining term valued at $62,000.

•	On November 2, 2006, due to the derivative nature of the convertible debt transaction, 1,000,000 warrants original granted to Synthetica on August 16, 2005, were recorded as warrant liability and the remaining term was valued at $78,000.

•	During 2006, DMFCC issued 2,262,648 shares of its common stock to Caltech in exchange for the issuance of licenses to patents valued at $226,265.

•	During 2006, VIASPACE issued 135,000 of its common stock to Caltech and a third party in exchange for equity interests in the Company’s subsidiaries valued at $168,750.
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
Company Background and Merger — On June 22, 2005, ViaSpace Technologies LLC (“ViaSpace LLC”) acquired the non-operating shell company of Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon the date of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.
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