Form 10-Q
period 2007-06-30
VIASPACE Inc.
filed 2007-08-13
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 304,726,097 shares of $0.001 par value common stock issued and outstanding as of August 6, 2007.

VIASPACE INC.
INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3-4

	Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

	Consolidated Statements of Stockholders' Equity as of June 30, 2007 (Unaudited) and December 31, 2006	6

	Consolidated Statements of Cash Flows For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

Signatures		40

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$644,000	$1,861,000
Accounts receivable, net of allowance for doubtful accounts of $21,000 in 2007 and 2006	80,000	231,000
Marketable securities, available for sale	310,000	419,000
Inventory	45,000	—
Other prepaid expenses and other current assets	73,000	99,000

TOTAL CURRENT ASSETS	1,152,000	2,610,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $141,000 and $106,000 in 2007 and 2006, respectively	189,000	207,000

OTHER ASSETS:
Intellectual property, net of accumulated amortization of $57,000 and $40,000 in 2007 and 2006, respectively	357,000	375,000
Deferred financing and offering costs	—	777,000
Other assets	13,000	30,000

TOTAL OTHER ASSETS	370,000	1,182,000

TOTAL ASSETS	$1,711,000	$3,999,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$262,000	$286,000
Accrued expenses	244,000	260,000
Current portion of long-term debt	30,000	29,000
Current portion of convertible debenture, net of discounts	—	250,000
Warrant and consultant stock option derivatives	—	20,000
Related party payable	209,000	193,000

TOTAL CURRENT LIABILITIES	745,000	1,038,000

LONG-TERM LIABILITIES:
Convertible debenture and embedded derivatives, net of current portion	—	2,407,000
Warrant and consultant stock option derivatives, net of current portion	—	3,106,000
Deferred rent	15,000	20,000
Long-term debt, net of current portion	56,000	71,000

TOTAL LONG-TERM LIABILITIES	71,000	5,604,000

TOTAL LIABILITIES	816,000	6,642,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	72,000	56,000

	572,000	556,000

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Continued)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000,000 shares authorized, 304,385,436 and 292,512,205 issued and outstanding in 2007 and 2006, respectively	304,000	293,000
Additional paid in capital	16,762,000	7,104,000
Accumulated other comprehensive income	310,000	436,000
Accumulated deficit	(17,053,000)	(11,032,000)

Total stockholders’ equity (deficit)	323,000	(3,199,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,711,000	$3,999,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
REVENUES
Government contracts	$21,000		$91,000	$102,000	$183,000
Commercial contracts	111,000		83,000	269,000	104,000

Total revenues	132,000		174,000	371,000	287,000
COST OF REVENUES	84,000		146,000	287,000	251,000

GROSS PROFIT	48,000		28,000	84,000	36,000
OPERATING EXPENSES
Research and development	415,000		271,000	806,000	453,000
Selling, general and administrative expenses	1,740,000		1,211,000	3,406,000	2,452,000

Total operating expenses	2,155,000		1,482,000	4,212,000	2,905,000

LOSS FROM OPERATIONS	(2,107,000)		(1,454,000)	(4,128,000)	(2,869,000)
OTHER INCOME (EXPENSE)
Interest income	16,000		29,000	35,000	51,000
Interest expense	(2,000)		(3,000)	(3,514,000)	(6,000)
Gain on sale of marketable securities	—		—	219,000	—
Adjustments to fair value of derivatives	—		—	1,383,000	—

Total other income (expense)	14,000		26,000	(1,877,000)	45,000

LOSS BEFORE MINORITY INTEREST	(2,093,000)		(1,428,000)	(6,005,000)	(2,824,000)
Minority interest loss (income) in consolidated subsidiaries	(9,000)		5,000	(16,000)	14,000

NET LOSS	$(2,102,000)		$(1,423,000)	$(6,021,000)	$(2,810,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST
—Basic and diluted	$(0.01)	$	*	$(0.02)	$(0.01)
Minority interest in consolidated subsidiaries	*		*	*	*

NET LOSS PER SHARE OF COMMON STOCK—
Basic and diluted	$(0.01)	$	*	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING—
Basic and diluted	304,046,460		291,619,286	299,766,092	288,354,098

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(2,102,000)	$(1,423,000)	$(6,021,000)	$(2,810,000)
Other Comprehensive Income:
Unrealized holding gain on securities	21,000	301,000	93,000	296,000
Less reclassification adjustment for realized gain on securities included in net loss	—	—	(219,000)	—

Net unrealized holding gain (loss) on securities	21,000	301,000	(126,000)	296,000

COMPREHENSIVE LOSS	$(2,081,000)	$(1,122,000)	$(6,147,000)	$(2,514,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
				Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE, DECEMBER 31, 2006	292,512,205	$293,000	$7,104,000	$436,000	$(11,032,000)	$(3,199,000)
Net loss					(6,021,000)	(6,021,000)
Other comprehensive income:
Unrealized holding gain on securities				93,000		93,000
Reclassification of realized gain on securities to net loss				(219,000)		(219,000)

Comprehensive loss						(6,147,000)
Stock compensation expense related to warrants			329,000			329,000
Stock compensation expense related to stock options			1,119,000			1,119,000
Shares issued to consultants and employees for services	423,823		143,000			143,000
Restructuring of convertible debentures financing from Cornell Capital into equity and the issuance of common shares to Cornell Capital	11,449,408	11,000	8,067,000			8,078,000

BALANCE, JUNE 30, 2007	304,385,436	$304,000	$16,762,000	$310,000	$(17,053,000)	$323,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,021,000)	$(2,810,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35,000	15,000
Amortization of intangible assets	18,000	2,000
Amortization of discount related to conversion feature of debentures	354,000	—
Stock option and warrant compensation expense	1,449,000	724,000
Stock compensation expense related to restricted stock issued	143,000	—
Change in fair value of derivatives	(1,383,000)	—
Non-cash interest expense related to convertible debentures debt discount write off	2,096,000	—
Non-cash interest expense related to loss on conversion of debentures	953,000	—
Non-cash interest expense related to convertible debentures that was forgiven	50,000	—
Non-cash interest expense related to deferred financing costs	58,000	—
Gain on sale of marketable securities	(219,000)	—
(Increase) decrease in:
Accounts receivable	151,000	(3,000)
Inventory	(45,000)	—
Prepaid expenses and other current assets	26,000	16,000
Increase (decrease) in:
Accounts payable	(24,000)	15,000
Accrued expenses and other	11,000	51,000
Related party payable	16,000	(20,000)
Minority interest	16,000	(10,000)

Net cash used in operating activities	(2,316,000)	(2,020,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(17,000)	(156,000)
Proceeds from gain on sale of marketable securities	219,000	—

Net cash used in investing activities	202,000	(156,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	911,000	—
Payments on long-term debt	(14,000)	(13,000)
Exercise of stock options by SNK Capital Trust	—	2,000,000

Net cash provided by financing activities	897,000	1,987,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,217,000)	(189,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,861,000	2,130,000

CASH AND CASH EQUIVALENTS, End of period	$644,000	$1,941,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,000	$6,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Financing:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by Cornell Capital Partners as part of the conversion of convertible debentures into common stock equity.

•	Embedded derivative liabilities of $1,651,000 were converted to equity.

•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.

•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.

•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.

•	Convertible debentures with a face value of $2,700,000 were converted to equity.
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

Basis of Presentation — The accompanying unaudited consolidated financial statements of VIASPACE have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the June 30, 2006 consolidated financial statements in order to conform to the June 30, 2007 consolidated financial statement presentation.
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
Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.
Accounts Receivable Allowance for Doubtful Accounts — The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectibility. We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At June 30, 2007, all of the Company’s marketable securities are available for sale.
Inventory — Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. At June 30, 2007, inventory included: Raw Materials — $41,000, Work-in-process $0, and Finished Goods — $4,000.
Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful life of the assets, which range from three to seven years.

Intangible Assets — The Company’s intangible assets consist of, among other things, (1) licenses to patents that are being amortized over periods through the expiration date of the patents (up to twenty years); (2) software application code that is being amortized over three years; and (3) software licenses with an estimated useful life of five years. All intangible assets are subject to impairment tests on an annual or periodic basis. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Deferred Financing and Offering Costs — Costs incurred in connection with the issuance of convertible debentures discussed in Note 7 including placement fees, broker fees and legal costs have been apportioned to the three tranches of convertible debentures as they were to be received. As of December 31, 2006, two tranches of convertible debentures had been received and $719,000 was apportioned to the first two tranches of convertible debentures received. This amount was originally to be used to offset proceeds of the third tranche of convertible debentures. In addition, $54,000 of financing costs were being amortized over the term of the Standby Equity Distribution Agreement discussed in Note 7. After the restructuring of the convertible debentures discussed in Note 7, $58,000 was recorded as interest expense on March 8, 2007 and $719,000 was recorded against the proceeds from the issuance of equity. The balance in deferred financing and offering costs was zero as of March 8, 2007.
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At June 30, 2007 and December 31, 2006, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At June 30, 2007 and December 31, 2006, the Company has recorded $72,000 and $56,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
Fair Value of Financial Instruments — The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.
Derivative Instruments — SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black-Scholes Models.
Income Taxes — Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. We utilize a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. This Interpretation requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.
Revenue Recognition — Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. DMFCC recognized product revenue in 2006. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined. Ionfinity has generated revenues to date on fixed-price contracts for government contracts. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone. Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.
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

NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at June 30, 2007 and December 31, 2006, respectively:

	June 30,
	2007	December 31,
	(Unaudited)	2006

Commercial customers	$101,000	$169,000
U.S. Government customers	—	83,000

Total accounts receivable	101,000	252,000
Less: Allowance for doubtful accounts	21,000	21,000

Accounts receivable, net	$80,000	$231,000

NOTE 3 — FIXED ASSETS
Fixed assets are comprised of the following at June 30, 2007 and December 31, 2006, respectively:

	June 30,
	2007	December 31,
	(Unaudited)	2006

Computer equipment and software	$221,000	$204,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	330,000	313,000
Less: Accumulated depreciation	141,000	106,000

Fixed assets, net	$189,000	$207,000

Depreciation expense was $18,000 and $12,000 for the three months ended June 30, 2007 and 2006, respectively and $35,000 and $15,000 for the six months ended June 30, 2007 and 2006, respectively.

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
On March 21, 2007, the Company received 366,718 shares of its Cantronic restricted common stock in accordance with shares held in escrow by Cantronics. As of June 30, 2007, the Company held 2,883,002 shares classified as marketable securities available for sale with a fair market value of $272,000. In addition, the Company holds 733,437 shares of Cantronic that are subject to time restrictions on their release on September 18, 2007 and March 18, 2008. As of June 30, 2007, the Company has reflected the value of these shares held in escrow at $38,000, reflecting a marketable securities discount rate due to restrictions on marketability. Of the total shares in Cantronic that the Company has rights to, Caltech is entitled to receive 198,869 shares as part of a prior agreement. The Company has valued these shares owed to Caltech at $10,000 at June 30, 2007 and included this amount in accrued expenses in the consolidated balance sheet.
During the three month period ended June 30, 2007, in accordance with SFAS No. 115, the Company recorded an unrealized holding gain of $21,000 related to its investment in Cantronic and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss. During the six month period ended June 30, 2007, the Company recorded an unrealized holding gain of $2,000 related to its investment in Cantronic and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss.
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
From December 31, 2006 through February 9, 2007, the Company recorded unrealized holding gains on ViaLogy plc of $91,000 in accordance with SFAS No. 115 and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss. On February 9, 2007, the Company sold its complete share ownership in ViaLogy plc and recorded a realized gain of $219,000 on that date. The Company received cash proceeds from the sale on April 11, 2007.
NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of June 30, 2007 and December 31, 2006, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of June 30, 2007 and December 31, 2006, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of June 30, 2007 and December 31, 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

eCARmerce. As of June 30, 2007 and December 31, 2006, the Company owned 73.9% of the outstanding shares of eCARmerce. On July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction is expected to close approximately August 31, 2007, with the Company entitled to receive approximately $240,000 of the anticipated net proceeds based on its ownership interest in eCARmerce. The patents and patent applications to be sold relate to eCARmerce’s interactive radio technology. The Company retains a worldwide, non-exclusive license under the patents. This sale of patents and patent applications would represent the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by December 31, 2007, after the sale of assets is completed.
Concentric Water. As of June 30, 2007 and December 31, 2006, the Company owned 100% of the membership interests of Concentric Water.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 18,506,897 shares were available for future grant at June 30, 2007. During the six months ended June 30, 2007, the Company granted 2,547,000 stock options to employees, directors and consultants to purchase common shares with exercise prices ranging from $0.30 to $0.60. During this same period, 60,000 stock options were cancelled due to employees terminating employment with the Company.
Effective June 1, 2007, the Company put in place a cash conservation plan whereby the Company has entered into agreements with certain employees and consultants to pay them a portion of their salary or consulting payment in shares of common stock of the Company as opposed to payments in cash. For the three months ended June 30, 2007, the Company issued 276,413 shares of common stock under the Plan to employees and consultants for services provided to the Company under this cash conservation plan. In addition, the Company issued 118,800 shares of common stock under the Plan to two former holders of DMFCC stock options in exchange for the cancellation of their rights in stock options they held in DMFCC. Finally, during the three months ended June 30, 2007, the Company issued 28,610 shares of common stock under the Plan to a former employee as a severance payment. The common stock issued in these instances under the Plan was with no restrictions or holding period required. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors and consultants during the six month period ended June 30, 2007 and June 30, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Risk free interest rate	4.58% - 5.12%	4.32% - 4.98%
Dividends	0%	0%
Volatility factor	118.51% - 125.13%	116.47% - 133.8%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% - 6%	0%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended June 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	7,613,500	$1.12
Granted	1,753,000	0.48
Exercised	—	—
Forfeited	(80,000)	1.62

Outstanding at June 30, 2007	9,286,500	$0.99	9.2	$—

Exercisable at June 30, 2007	1,282,167	$1.67	8.6	$—

The weighted-average grant date fair value of stock options granted to employees and directors for the six month period ended June 30, 2007 and 2006 was $0.37 and $1.18 per share, respectively. The Company recorded $976,000 of compensation expense for employee and director stock options during the six month period ended June 30, 2007. At June 30, 2007, there was a total of $5,468,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 3.5 years. At June 30, 2007, the fair value of options vested for employees and directors was $346,000. There were no options exercised during 2007 or 2006.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended June 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	220,000	$0.86
Granted	794,000	0.29
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2007	1,014,000	$0.41	8.4	$9,000

Exercisable at June 30, 2007	612,500	$0.45	8.4	$6,000

The weighted-average grant date fair value of stock options granted to consultants for the six month period ending June 30, 2007 and 2006 was $0.33 and $0.81 per share, respectively. The Company recorded $142,000 of compensation expense for consultant stock options during the six month period ended June 30, 2007. At June 30, 2007, there was a total of $120,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 1 year. At June 30, 2007, the fair value of options vested for consultants was $165,000. There were no options exercised during 2007 or 2006.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of June 30, 2007, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended June 30, 2007, DMFCC issued no stock options. DMFCC uses the Black-Scholes option pricing model to calculate the fair market value of each option granted. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options that are issued, the fair value of each option grant is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.
The following table summarizes activity in the DMFCC Option Plan for the period ended June 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	1,581,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(185,000)	.05

Outstanding at March 31, 2007	1,396,000	$.02	7.2	$185,000

Exercisable at March 31, 2007	1,315,250	$.02	7.2	$177,000

DMFCC recorded $1,500 of compensation expense for employee, director and consultant stock options for the period ended June 30, 2007 and less than $1,000 of compensation expense for the period ended June 30, 2006. At June 30, 2007, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. There were no options exercised during 2007 or 2006. During the period ended June 30, 2007, two holders of 135,000 stock options in DMFCC cancelled their rights in DMFCC stock options in exchange for the issuance of 118,800 shares of VIASPACE common stock.

Synthetica Warrants
The following is a table of warrants outstanding to Synthetica Ltd. as of June 30, 2007 and December 31, 2006, at an exercise price of $4.00 per share:

	June 30,
	2007	December 31,
	(Unaudited)	2006

Synthetica Warrants	1,000,000	1,000,000
For the six month period ended June 30, 2007 and 2006, the Company recorded warrant compensation expense of $329,000 in each period related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero. The term expires August 16, 2007.
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
Standby Equity Distribution Agreement — Original Transaction
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
As a result of the restructuring of Debentures into common stock and the cancellation of the SEDA, for the period ended March 31, 2007, the Company made accounting adjustments as follows:
•	The face value of Debentures of $2,700,000 was reclassified from Convertible Debentures to common stock and additional paid in capital.

•	Net cash proceeds of $910,800 were recorded.

•	A loss on conversion of the Debenture agreement of $953,000 was recorded as a result of the fair value of common shares and warrants issued exceeding the fair value of the cash proceeds, forgiveness of interest payable and the redemption of convertible debt and derivatives.

•	The fair value of the embedded derivative related to the conversion feature and the over allotment feature of $1,651,000 as of the conversion date was reclassified to additional paid in capital. The adjustment to the fair value of the embedded derivative relating to the conversion feature was recorded as other income of $756,000 as of the conversion date.

•	The fair value of the original warrant derivative liability of $2,442,000 as of the conversion date was reclassified to additional paid in capital. The adjustment to the fair value of the embedded derivative relating to the conversion feature was recorded as other income of $611,000 as of the conversion date.

•	The Company recorded a write off of $58,000 of deferred financing costs relating to the cancellation of the SEDA agreement. As a result of the restructuring, the third tranche of Debentures will be converted to an equity transaction. As such, the remaining $719,000 of deferred offering costs will be recorded against the proceeds from the issuance of equity.

•	The Company recorded additional interest expense of $354,000 related to the accretion of the debt discount up to the date of the debt conversion. As of March 8, 2007, the debt discount is $2,096,000. This was recorded to interest expense on the conversion of the Debentures.

•	Cornell received an amendment to the exercise price of their original warrants. The fair value of the amended warrants on March 8, 2007 is $2,500,000.

•	$85,000 of interest expense was accrued related to the Debentures as of the conversion date and was forgiven by Cornell.
The following table summarizes the Debentures, discount and derivative values outstanding at March 31, 2007 and December 31, 2006:

	December 31,	March 8,	March 31,
	2006	2007	2007

Convertible Debentures at face value	$2,700,000	$2,700,000	$—

Discounts on Debentures	(2,700,000)	(2,700,000)	—

Net Convertible Debentures	—	—	—

Amortization of discount from derivatives	250,000	604,000	—

Convertible Debentures	250,000	604,000	—

Embedded derivatives at fair value	2,407,000	1,651,000	—
Warrant derivative at fair value	3,052,000	2,442,000	—

Net Convertible Debentures, embedded derivatives and warrant derivative	$5,709,000	$4,697,000	—
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

		Adjustment to
	Balance at	Fair Value of	Balance at	Restructuring	Balance
	December	Derivatives at	March 8,	of Debt on	at March
Adjustment to Fair Value of Derivatives	31, 2006	March 8, 2007	2007	March 8, 2007	31, 2007

Embedded Derivatives	$2,407,000	$(756,000)	$1,651,000	$(1,651,000)	$—
Warrant Derivative	3,052,000	(610,000)	2,442,000	(2,442,000)	—
Adjustment to Fair Value of Derivatives included in other (income) expense	—	$(1,366,000)	$4,093,000	—	—

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
As of June 30, 2007 and December 31, 2006, the following is a table of warrants outstanding to Cornell and Gilford:

	June 30,
	2007	December 31,
	(Unaudited)	2006

Cornell No. 1	1,500,000	1,500,000
Cornell No. 2	2,000,000	2,000,000
Cornell No. 3	885,000	885,000
Cornell No. 4	790,000	790,000
Cornell No. 5	600,000	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	¯

	6,399,000	6,135,000

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
Other long-term debt is comprised of the following at June 30, 2007 and December 31, 2006, respectively:

	June 30,
	2007	December 31,
	(Unaudited)	2006
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$28,000	$34,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	58,000	66,000

Total Long-term Debt	86,000	100,000
Less Current Portion	30,000	29,000

Net Long-term Debt	$56,000	$71,000

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
NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
There were zero shares outstanding of preferred stock as of June 30, 2007 and December 31, 2006.
Common Stock
There were 292,512,205 shares of Common Stock outstanding as of December 31, 2006. On March 9, 2007, as part of the financing arrangement discussed in Note 7, the Company issued 11,449,408 shares of Common Stock to Cornell Capital. Effective June 1, 2007, the Company put in place a cash conservation plan whereby the Company has entered into agreements with certain employees and consultants to pay them a portion of their salary or consulting payment in shares of common stock of the Company as opposed to payments in cash. For the three months ended June 30, 2007, the Company issued 276,413 shares of common stock under the Plan to employees and consultants for services provided to the Company under this cash conservation plan. In addition, the Company issued 118,800 shares of common stock under the Plan to two former holders of DMFCC stock options in exchange for the cancellation of their rights in stock options they held in DMFCC. Finally, during the three months ended June 30, 2007, the Company issued 28,610 shares of common stock under the Plan to a former employee as a severance payment. The common stock issued in these instances under the Plan was with no restrictions or holding period required. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant. As of June 30, 2007, there were 304,385,436 shares of Common Stock outstanding.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued zero for interest and penalties at June 30, 2007. As of the date of these financial statements, the 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the three month or six month periods ended June 30, 2007 or 2006 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
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

Note 13 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended June 30, 2007, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company has four reportable segments that operate in distinct market areas. The Company’s reportable segments are represented by three separate subsidiaries of the Company in addition to the parent company VIASPACE Inc. The reportable segments include DMFCC, VIASPACE Security, Ionfinity and VIASPACE.
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
(iii) VIASPACE: Under its new VIASPACE Energy division established in 2007, VIASPACE is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
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
Information on reportable segments for the periods ended June 30, 2007 and 2006 is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
DMFCC	$—	$22,000	$—	$43,000
VIASPACE Security	75,000	61,000	210,000	61,000
Ionfinity	21,000	91,000	102,000	183,000
VIASPACE	36,000	—	59,000	—

Total Revenue	$132,000	$174,000	$371,000	$287,000

Income (Loss) From Operations:
DMFCC	$(458,000)	$(348,000)	$(932,000)	$(652,000)
VIASPACE Security	(363,000)	(217,000)	(631,000)	(426,000)
Ionfinity	16,000	(2,000)	27,000	(21,000)
VIASPACE	(41,000)	—	(118,000)	—

Loss From Operations by Reportable Segments	(846,000)	(567,000)	(1,654,000)	(1,099,000)
Corporate Administrative Costs	(444,000)	(541,000)	(1,032,000)	(1,046,000)
Corporate Stock Compensation and Warrant Expense	(817,000)	(346,000)	(1,442,000)	(724,000)

Loss From Operations	$(2,107,000)	$(1,454,000)	$(4,128,000)	$(2,869,000)

	June 30,
	2007	December 31,
	(Unaudited)	2006

Assets:
DMFCC	$362,000	$343,000
VIASPACE Security	96,000	286,000
Ionfinity	140,000	202,000
VIASPACE / Corporate	1,113,000	3,168,000

Total Assets	$1,711,000	$3,999,000

For the six month period June 30, 2007, the Company had one customer whose recognized revenues exceeded 10% of consolidated revenues. This customer was L3 Communications which generated $210,000 of consolidated revenues (57% of total).
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
The following table sets forth common stock equivalents (potential common stock) for the periods ended June 30, 2007 and 2006, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	June 30,
	2007	2006

Stock Options	10,320,500	3,769,000
Warrants	7,399,000	1,000,000
The following table sets forth the computation of basic and diluted net loss per share for the period ended March 31, 2007 and 2006, respectively:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(2,102,000)		$(1,423,000)	$(6,021,000)	$(2,810,000)

Denominator:
Weighted average shares of common stock outstanding	304,046,460		291,619,286	299,766,092	288,354,098

Net loss per share of common stock, basic and diluted	$(0.01)	$	*	$(0.02)	$(0.01)

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

Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of June 30, 2007 and December 31, 2006, zero and $1,500, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the six months ended June 30, 2007 and 2006, $21,000 and $31,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2007. The $10,000 owed to Dr. Gulati is included in related party payable as of June 30, 2007 and December 31, 2006 in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of June 30, 2007 and December 31, 2006, an amount of $7,500 due to ViaLogy plc for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2007. The Company sold its complete ownership in ViaLogy plc during 2007 as discussed in Note 4.
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
At June 30, 2007 and December 31, 2006, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. In addition, at June 30, 2007, the Company has included in related party payable $23,000 representing deferred salary payments that are owed to the Company from Dr. Kukkonen, Mr. Abdallat, and Mr. Stephen Muzi, CFO. These officers have agreed to defer a portion of their salaries for a four-month period beginning June 1, 2007. These salary payments are expected to be repaid to these officers upon the completion of future financing with the Company.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of June 30, 2007 and December 31, 2006, zero and $7,900, respectively, is included as a related party payable in the accompanying consolidated balance sheet.
Note 16 — COMMITMENTS AND CONTINGENCIES
Royalty Commitments
On March 2, 2007, VIASPACE entered a nonexclusive worldwide license agreement with Caltech for new software capabilities that should significantly enhance the functionality of its SHINE inference engine technology. The newly licensed Knowledge Base Editor is expected to enable VIASPACE to accelerate the development of SHINE-based applications tailored to meet the requirements of customers in the commercial, defense and homeland security sectors. VIASPACE has agreed to pay Caltech a license issue fee of $25,000 which will be paid in five installments of $5,000 each. The first installment was paid in May 2007. The next four installments are due on the anniversary dates of the agreement beginning on March 2, 2008. VIASPACE has the option of extending the term of the license by an additional eight years with an extension fee of $25,000 if such extension fee is paid prior to March 2, 2011.

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
Note 18 — GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss and negative cash flows from operations which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through June 30, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.
As described more fully in Note 7, the Company raised $2,201,000 in net proceeds from the issuance of Convertible Debentures in November 2006. On March 8, 2007, the Company closed $990,000 in financing from Cornell Capital Partners, LP in straight-equity financing and converted the existing $2,700,000 Convertible Debentures into straight-equity at the same time. In connection with this new financing, the Company terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iv) the Security Agreements of VIASPACE Security and Concentric Water of a first priority security interest. The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity. In addition, on April 9, 2007, we filed a blanket shelf registration statement for $50,000,000 in order for the Company to raise additional capital. This blanket shelf registration statement for $50,000,000 was declared effective by the SEC on June 12, 2007. Although the Company is seeking to raise additional financing, no signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed.
Note 19 — SUBSEQUENT EVENT
On July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction is expected to close approximately August 31, 2007, with the Company entitled to receive approximately $240,000 of the anticipated net proceeds based on its ownership interest in eCARmerce. The patents and patent applications to be sold relate to eCARmerce’s interactive radio technology. The Company retains a worldwide, non-exclusive license under the patents. This sale of patents and patent applications would represent the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by December 31, 2007, after the sale of assets is completed.

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
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”), and Ionfinity LLC (“Ionfinity”). As of June 30, 2007, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology. On July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction is expected to close approximately August 31, 2007, with the Company entitled to receive approximately $240,000 of the anticipated net proceeds based on its ownership interest in eCARmerce. The patents and patent applications to be sold relate to eCARmerce’s interactive radio technology. The Company retains a worldwide, non-exclusive license under the patents. This sale of patents and patent applications would represent the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by December 31, 2007, after the sale of assets is completed. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
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

VIASPACE has generated revenues to date on product revenue shipments. DMFCC recognized product revenue in 2006. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
Ionfinity has generated revenues to date on fixed-price contracts for government contracts in 2007 and 2006. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB No. 104 defined earlier are met.
VIASPACE Security has generated revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting in 2007 and 2006. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ''inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
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
Three Months Ended June 30, 2007 Compared to June 30, 2006
Results of Operations
Revenues
Revenues were $132,000 and $174,000 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $42,000. A decrease in revenues in Ionfinity’s U.S. Government contracts of $70,000 due to lower billings was offset in part by an increase in revenues by VIASPACE Security and VIASPACE. VIASPACE Security recorded an increase in revenues of $14,000 from a contract it has with L-3 Communications (“L-3”) for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. In addition, VIASPACE recorded $36,000 in revenues for the three months ended June 30, 2007 and zero for the same period in 2006 related to the sales of its ViaSensor HS-1000 humidity sensors. This represents a new product line for VIASPACE which saw its first sale in the first quarter of 2007. DMFCC recorded sales of $22,000 during the three months ended June 30, 2006 from the sale of fuel cell cartridges and no revenues during the same period of 2007.

Cost of Revenues
Costs of revenues were $84,000 and $146,000 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $60,000. Lower revenues at Ionfinity contributed to the decrease in cost of revenues as reduced subcontractor and consulting costs were incurred on Ionfinity’s U.S. Government contracts.
Research and Development
Research and development expenses were $415,000 and $271,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of $144,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $67,000 as the Company hired additional employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. At June 30, 2007, the Company had 8 employees performing engineering and research and development activities. The amount of research and development costs incurred by consultants to the Company increased $19,000 from 2006 to 2007 due primarily to VIASPACE Security using consultants with specialize expertise on its research and development projects. Stock compensation expense incurred by Company research and development employees and consultants increased by $72,000 during the three months ended June 30, 2007 compared with the same period in 2006 due to the Company issuing restricted stock to employees and consultants in lieu of cash compensation. Other research and development costs, net, decreased by $14,000 in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,740,000 and $1,211,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of $529,000. This is due to higher stock compensation expense of $501,000 related to stock option compensation expense for stock options granted to employees and consultants as well as expense related to restricted stock issued to employees and consultants in lieu of cash compensation. Payroll related expenses increased by $35,000 in 2007 as compared to 2006. At June 30, 2007, the Company had 9 selling, general and administrative employees.
Consulting fees decreased by $78,000 in 2007 attributable to the decreased use of consultants in this period as compared to the same period in 2006. The Company’s legal fees increased $45,000 due to increased costs associated with patent filing and financing efforts. Accounting fees increased $50,000 due to increased audit and audit-related fees incurred. Rent increased by $11,000 as the Company moved into larger offices in May 2006 to accommodate its larger employee base and to have laboratory facilities. Other selling, general and administrative expenses, net, decreased by $35,000 during 2007. We expect selling, general and administrative expenses will continue to increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest expense decreased by $1,000 for the three months ended June 30, 2007 as compared with the same period in 2006. Interest income decreased $13,000 for the three months ended June 30, 2007 as compared with the same period in 2006 as the Company has maintained lower cash balances in 2007.
Six Months Ended June 30, 2007 Compared to June 30, 2006
Results of Operations
Revenues
Revenues were $371,000 and $287,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $84,000. A decrease in revenues in Ionfinity’s U.S. Government contracts of $81,000 due to lower billings was offset by an increase in revenues by VIASPACE Security and VIASPACE. VIASPACE Security recorded an increase in revenues of $149,000 from a contract it has with L-3 Communications (“L-3”) for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. In addition, VIASPACE recorded $59,000 in revenues for the six months ended June 30, 2007 and zero for the same period in 2006 related to the sales of its ViaSensor HS-1000 humidity sensors. DMFCC recorded sales of $43,000 during the six months ended June 30, 2006 from the sale of fuel cell cartridges and no revenues during the same period of 2007.

Cost of Revenues
Costs of revenues were $287,000 and $251,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $36,000. The primary reason for the increase is due to VIASPACE Security’s increased direct labor, direct material and overhead costs on its contract with L-3 for the ACSD contract. An increase in costs related to VIASPACE’s humidity sensor sales was offset by lower direct costs at Ionfinity on their government contracts.
Research and Development
Research and development expenses were $806,000 and $453,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $353,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $187,000 as the Company hired additional employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. At June 30, 2007, the Company had 8 employees performing engineering and research and development activities. The amount of research and development costs incurred by consultants to the Company increased $79,000 from 2006 to 2007 due primarily to VIASPACE Security using consultants with specialize expertise on certain on its research and development projects. Stock compensation expense incurred by Company research and development employees and consultants increased by $105,000 during the six months ended June 30, 2007 compared with the same period in 2006 due to the Company issuing restricted stock to employees and consultants in lieu of cash compensation. Other research and development costs, net, decreased by $18,000 in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3,406,000 and $2,452,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $954,000. This is due to higher stock compensation expense of $764,000 related to stock option compensation expense for stock options granted to employees and consultants as well as expense related to restricted stock issued to employees and consultants in lieu of cash compensation. Payroll related expenses increased by $169,000 in 2007 as compared to 2006 due to new employees being on staff for a full six-month period in 2007 and a partial period in 2006. At June 30, 2007, the Company had 9 selling, general and administrative employees.
Consulting fees decreased by $100,000 in 2007 attributable to the decreased use of consultants in this period as compared to the same period in 2006. The Company’s legal fees increased $133,000 due to increased costs associated with patent filing and financing efforts. Accounting fees increased $148,000 due to increased audit and audit-related fees incurred. Recruiting costs decreased by $101,000 as the Company hired new employees during 2006 and paid recruiters in these employee placements and did not pay any recruiting costs in 2007. Public relations and investor relations costs decreased by $54,000 in 2007 as compared with 2006 due to lower use of services during this period. Travel expenses increased by $21,000 as more sales and marketing trips to Asia and domestic travel were incurred. Rent increased by $36,000 as the Company moved into larger offices in May 2006 to accommodate its larger employee base and to have laboratory facilities. Other selling, general and administrative expenses, net, decreased by $62,000 during 2007. We expect selling, general and administrative expenses will continue to increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest Expense
Interest expense increased by $3,508,000 from 2006 to 2007. As discussed in Note 7 to the consolidated financial statements, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Bulletin No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity.
Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by Cornell Capital on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. At the time of the conversion, Cornell Capital received a reset to its outstanding warrants and Gilford Securities received an additional grant of warrants. In addition, Cornell Capital was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in Statement of Operations for the period ended March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”.

Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 during 2007. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, at March 31, 2007, made an in adjustment to the fair value of derivatives of $16,000. There were no adjustments during the three months ended June 30, 2007 as the Company no longer is required to account for the fair value of derivatives as further explained in Note 7 to the consolidated financial statements.
Interest Income
Interest income decreased $16,000 for the six months ended June 30, 2007 in comparison to the same period in 2006 as the Company has maintained lower cash balances in 2007.
Gain on Sale of Marketable Securities
During the six months ended June 30, 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its ownership in shares of ViaLogy plc. The Company received the net proceeds in April 2007. There were no realized gains on the sale of marketable securities in 2006.
Liquidity and Capital Resources
Net cash used in operating activities was $2,316,000 and $2,020,000 for the six months ended June 30, 2007 and 2006, respectively. The Company’s net loss from operations increased from $2,869,000 to $4,128,000 from 2006 to 2007, an increase of $1,259,000. Of this increase, $869,000 is related to an increase in stock option compensation expense for stock options granted to employees and consultants as well as expense related to restricted stock issued to employees and consultants in lieu of cash compensation. The remaining increase of $390,000 was due to an increase in other research and development costs of $248,000, an increase in other selling, general and administrative expenses of $190,000 and an increase in gross profit of $48,000 from 2006 to 2007.
Net cash provided by financing activities during 2007 was $897,000. Net cash proceeds received from Cornell Capital Partners, LP (“Cornell”) was $910,800 during March 2007 as the Company received equity financing as discussed in detail in Note 7 to the consolidated financial statements.
We have incurred substantial losses during the six months ended June 30, 2007 and in 2006. As described more fully in Note 7 to the consolidated financial statements, the Company received net proceeds of $910,800 in financing on March 8, 2007 from Cornell through the sale of its common stock and warrants and converted the existing $2,700,000 Convertible Debentures into common stock. In connection with this new financing, we terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iii) the Security Agreements which granted Cornell a first priority security interest, that were entered into in November 2006 with Cornell. The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity. In addition, on April 9, 2007, we filed a blanket shelf registration statement for $50,000,000 in order for the Company to raise additional capital. This blanket shelf registration statement for $50,000,000 was declared effective by the SEC on June 12, 2007. Although the Company is seeking to raise additional financing, no signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.

Contractual Obligations
The following table summarizes our long-term contractual obligations as of June 30, 2007:

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt obligations (a)	$91,500	$16,500	$75,000	—	—
Operating lease obligations (b)	$552,000	$65,000	$414,000	$73,000	—
(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in Note 8 to the consolidated financial statements are noted.

(b)	On May 1, 2006, the Company relocated its office and laboratory space to a new location in Pasadena, California and entered into a five year lease. Future minimum lease payments are noted.
Other major outstanding contractual obligations are summarized as follows:
Employment Agreements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2008 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
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

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of June 30, 2007.
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
On December 27, 2006, the Company received comments from the SEC on the registration statement that was filed on November 30, 2006, pursuant to the registration rights agreement executed in connection with the financing discussed in Note 7 to the consolidated financial statements. This registration statement was subsequently withdrawn on December 29, 2006. The comments from the SEC also addressed disclosures in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2005, and the Company’s Period Report on Form 10-QSB for the period ending September 30, 2006. The Company submitted a response the questions asked by the SEC on April 6, 2007.
On May 4, 2007, the Company received comments from the SEC on the registration statements that were filed on April 9, 2007, pursuant to the registration rights agreement executed in connection with the financing discussed in Note 7 to the consolidated financial statements. The comments from the SEC also addressed disclosures in the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2006. On May 18, 2007, the Company submitted a response the questions asked by the SEC, filed an amendment to the Company’s Annual Report on Form 10-KSB for the year ending December 31, 2006, and also refiled the registration statements.
On June 4, 2007, the Company received comments from the SEC on the registration statements that were filed on May 18, 2007 and a Form 8-K filed by the Company on May 15, 2007. On June 8, 2007, the Company amended the Form 8-K to address the SEC comments. On June 12, 2007, the Company received notice from the SEC that the registration statements filed by the Company were declared effective.
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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the six month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. Although the Company is working to comply with these requirements, the Company has only 17 employees. The Company’s small number of employees is expected to make compliance with Section 404 including segregation of duty control requirements very difficult and cost ineffective.

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
There have been no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as amended, other than as set forth below:
Risks Related To Our Business
We have incurred losses and anticipate continued losses for the foreseeable future.
Our net loss for the six months ended June 30, 2007 was $6,021,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
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
For the six months ended June 30, 2007, the Company had one customer who made up 57% of the total revenues of the Company recognized during that period. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.

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
The Company has 800,000,000 authorized shares of common stock, of which 304,385,436 were issued and outstanding as of June 30, 2007. Of these issued and outstanding shares, 203,652,477 shares (67% of the total issued and outstanding shares) are currently held by our executive officers, directors and greater than 5% principal shareholders including Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust. On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. In addition, three other shareholders of the Company collectively owning 18,900,000 shares have agreed to a lock-up of their shares until April 9, 2011. On July 19, 2007, 8,100,000 shares were released to one shareholder who was previously subject to a lock-up of their shares until April 9, 2011.
As of June 22, 2007, 220,812,000 shares that were previously restricted under Rule 144 of the Securities Act of 1933 met the two year holding limitation and became available for sale in the future, subject to volume and manner of sale restrictions under Rule 144 of the Securities Act of 1933. As of June 30, 2007, 244,761,313 shares of the Company are still accounted by our transfer agent as restricted under Rule 144 as these shares have not had restrictions requested to be released. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.
On June 12, 2007, the Company received notice that the registration statement filed on April 9, 2007 related to the resale of 19,711,327 shares of common stock was declared effective. The registration statement covered 12,300,000 shares of common stock owned by Cornell Capital Partners, 5,775,000 warrants granted to Cornell Capital Partners, 624,000 warrants granted to Gilford Securities Inc., 12,327 shares of common stock owned by Newbridge Securities Corporation, and 1,000,000 warrants granted to Synthetica Ltd.
In addition, on June 12, 2007, the Company received notice that the blanket shelf registration statement for $50 million filed on April 9, 2007 was declared effective. As of August 10, 2007, the Company has not issued any stock against this blanket shelf registration statement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2007, the Company entered into an agreement with an independent research provider to provide paid analyst research coverage in exchange for fees payable in cash, shares of common stock and a warrant. The Company agreed to issue a warrant to purchase 35,000 shares of its common stock at an exercise price of $0.4834 per share to the provider. Under the agreement, the Company also agreed to issue $250,000 worth of common stock to a principal of the provider (the “Fee Shares”), based on the average closing price over the five trading day period preceding May 3, 2007, in monthly amounts not to exceed 75,000 shares per month. During August 2007, the Company will pay its first installment of Fee Shares by issuing 75,000 shares of common stock. The shares, the warrant and the shares underlying the warrant are not registered. The shares issued to date and the warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The parties to the agreement agreed that the securities issued would be restricted and could not be resold except in accordance with all applicable state and federal securities laws [and legends to that effect will be affixed to the instruments representing the securities issued]. In addition to the 35,000 shares which may be issued pursuant to the warrant, the maximum total number of Fee Shares that could be issued related to this agreement is 517,170 shares and was calculated based on the 5 day average closing price of the Company’s common stock for the 5-days preceding the signing of the agreement on May 3, 2007, which was $0.4834 per share. The Company has a right to terminate this agreement at any time by giving the independent research group two weeks’ written notice. The Company would only be responsible for issuing the remaining stock payments up to the end of the month in which the termination occurs. The number of shares issuable in connection with the Fee Shares and the warrant is subject to adjustment in the case of stock splits or combinations.

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

VIASPACE Inc. (Registrant)
Date: August 10, 2007	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 10, 2007	/s/ STEPHEN J. MUZI
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