Form 10-Q
period 2007-09-30
VIASPACE Inc.
filed 2007-11-14
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐             Accelerated filer  ☐           Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 309,040,242 shares of $0.001 par value common stock issued and outstanding as of November 8, 2007.

VIASPACE INC.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3-4

Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

Consolidated Statements of Stockholders’ Equity as of September 30, 2007 (Unaudited) and December 31, 2006	6

Consolidated Statements of Cash Flows For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

Part II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	40

Signatures	41

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,000	$1,861,000
Accounts receivable, net of allowance for doubtful accounts of $26,000 and 21,000 in 2007 and 2006, respectively	94,000	231,000
Marketable securities, available for sale	1,066,000	419,000
Inventory	50,000	—
Other prepaid expenses and other current assets	335,000	99,000

TOTAL CURRENT ASSETS	1,796,000	2,610,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $159,000 and $106,000 in 2007 and 2006, respectively	171,000	207,000

OTHER ASSETS:
Intellectual property, net of accumulated amortization of $192,000 and $40,000 in 2007 and 2006, respectively	223,000	375,000
Deferred financing and offering costs	—	777,000
Other assets	13,000	30,000

TOTAL OTHER ASSETS	236,000	1,182,000

TOTAL ASSETS	$2,203,000	$3,999,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$352,000	$286,000
Accrued expenses	263,000	260,000
Current portion of long-term debt	30,000	29,000
Current portion of convertible debenture, net of discounts	—	250,000
Warrant and consultant stock option derivatives	—	20,000
Loan	250,000	—
Related party payable	279,000	193,000

TOTAL CURRENT LIABILITIES	1,174,000	1,038,000

LONG-TERM LIABILITIES:
Convertible debenture and embedded derivatives, net of current portion	—	2,407,000
Warrant and consultant stock option derivatives, net of current portion	—	3,106,000
Deferred rent	12,000	20,000
Long-term debt, net of current portion	49,000	71,000

TOTAL LONG-TERM LIABILITIES	61,000	5,604,000

TOTAL LIABILITIES	1,235,000	6,642,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	80,000	56,000

	580,000	556,000

	September 30,
	2007	December 31,
	(Unaudited)	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 800,000,000 shares authorized, 305,945,236 and 292,512,205 issued and outstanding in 2007 and 2006, respectively	306,000	293,000
Additional paid in capital	17,650,000	7,104,000
Accumulated other comprehensive income	1,066,000	436,000
Accumulated deficit	(18,634,000)	(11,032,000)

Total stockholders’ equity (deficit)	388,000	(3,199,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,203,000	$3,999,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007	2006
REVENUES
Government contracts		$21,000		$83,000	$123,000	$266,000
Commercial contracts		67,000		300,000	336,000	404,000

Total revenues		88,000		383,000	459,000	670,000
COST OF REVENUES		64,000		276,000	351,000	527,000

GROSS PROFIT		24,000		107,000	108,000	143,000
OPERATING EXPENSES
Research and development		381,000		261,000	1,187,000	714,000
Selling, general and administrative expenses		1,378,000		1,399,000	4,784,000	3,851,000

Total operating expenses		1,759,000		1,660,000	5,971,000	4,565,000

LOSS FROM OPERATIONS		(1,735,000)		(1,553,000)	(5,863,000)	(4,422,000)
OTHER INCOME (EXPENSE)
Interest income		5,000		17,000	40,000	68,000
Interest expense		(2,000)		(1,000)	(3,516,000)	(7,000)
Gain on sale of marketable securities		45,000		—	264,000	—
Gain on sale of patents		114,000		—	114,000	—
Adjustments to fair value of derivatives		—		—	1,383,000	—

Total other income (expense)		162,000		16,000	(1,715,000)	61,000

LOSS BEFORE MINORITY INTEREST		(1,573,000)		(1,537,000)	(7,578,000)	(4,361,000)
Minority interest loss (income) in consolidated subsidiaries		(8,000)		5,000	(24,000)	19,000

NET LOSS		$(1,581,000)		$(1,532,000)	$(7,602,000)	$(4,342,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST
—Basic and diluted	$	*	$	*	$(0.03)	$(0.02)
Minority interest in consolidated subsidiaries		*		*	*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$	*	$	*	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES UTSTANDING—Basic and diluted		304,046,460		291,619,286	299,766,092	289,464,564

* Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS		$(1,581,000)		$(1,532,000)	$(7,602,000)	$(4,342,000)
Other Comprehensive Income:
Unrealized holding gain on securities		801,000		(40,000)	894,000	256,000
Less reclassification adjustment for realized gain on securities included in net loss		(45,000)		—	(264,000)	—

Net unrealized holding gain (loss) on securities		756,000		(40,000)	630,000	256,000

COMPREHENSIVE LOSS		$(825,000)		$(1,572,000)	$(6,972,000)	$(4,086,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock			Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE, DECEMBER 31, 2006	292,512,205	$293,000	$7,104,000	$436,000	$(11,032,000)	$(3,199,000)
Net loss					(7,602,000)	(7,602,000)
Other comprehensive income:
Unrealized holding gain on securities				894,000		894,000
Reclassification of realized gain on securities to net loss				(264,000)		(264,000)

Comprehensive loss						(6,972,000)
Stock compensation expense related to warrants			413,000			413,000
Stock compensation expense related to stock options			1,650,000			1,650,000

Shares issued to consultants and employees for services	1,983,623	2,000	416,000			418,000
Restructuring of convertible debentures financing from Cornell Capital into equity and the issuance of common shares to Cornell Capital	11,449,408	11,000	8,067,000			8,078,000

BALANCE, SEPTEMBER 30, 2007	305,945,236	$306,000	$17,650,000	$1,066,000	$(18,634,000)	$388,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,602,000)	$(4,342,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,000	23,000
Amortization of intangible assets	152,000	3,000
Amortization of discount related to conversion feature of debentures	354,000	—
Stock option and warrant compensation expense	2,063,000	1,373,000
Stock compensation expense related to restricted stock issued	416,000	—
Change in fair value of derivatives	(1,383,000)	—
Non-cash interest expense related to convertible debentures debt discount write off	2,096,000	—
Non-cash interest expense related to loss on conversion of debentures	953,000	—
Non-cash interest expense related to convertible debentures that was forgiven	50,000	—
Non-cash interest expense related to deferred financing costs	58,000	—
Gain on sale of marketable securities	(264,000)	—
(Increase) decrease in:
Accounts receivable	137,000	(173,000)
Inventory	(50,000)	—
Prepaid expenses and other current assets	(191,000)	(24,000)
Increase (decrease) in:
Accounts payable	66,000	87,000
Accrued expenses and other	30,000	39,000
Related party payable	86,000	—
Unearned revenue	—	(100,000)
Minority interest	24,000	(15,000)

Net cash used in operating activities	(2,952,000)	(3,129,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(17,000)	(190,000)
Proceeds from gain on sale of marketable securities	219,000	—

Net cash provided by (used in) investing activities	202,000	(190,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	911,000	—
Proceeds from loan	250,000	—
Payments on long-term debt	(21,000)	(20,000)
Exercise of stock options by SNK Capital Trust	—	2,000,000

Net cash provided by financing activities	1,140,000	1,980,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,610,000)	(1,339,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,861,000	2,130,000

CASH AND CASH EQUIVALENTS, End of period	$251,000	$791,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,000	$7,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Financing:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by Cornell Capital Partners as part of the conversion of convertible debentures into common stock equity.

•	Embedded derivative liabilities of $1,651,000 were converted to equity.

•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.

•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.

•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.

•	Convertible debentures with a face value of $2,700,000 were converted to equity.
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
Company Background and Merger - On June 22, 2005, ViaSpace Technologies LLC (“ViaSpace LLC”) acquired the non-operating shell company of Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon the date of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.
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

Basis of Presentation - The accompanying unaudited consolidated financial statements of VIASPACE have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the September 30, 2006 consolidated financial statements in order to conform to the September 30, 2007 consolidated financial statement presentation.
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
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At September 30, 2007, all of the Company’s marketable securities are available for sale.
Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. At September 30, 2007, inventory of $50,000 included the following components: Raw Materials - $32,000, Work-in-process — $ 0, and Finished Goods — $18,000.
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
Minority Interest in Subsidiaries - Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At September 30, 2007 and December 31, 2006, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At September 30, 2007 and December 31, 2006, the Company has recorded $80,000 and $56,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
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
Revenue Recognition - Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. DMFCC recognized product revenue in 2006. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
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

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at September 30, 2007 and December 31, 2006, respectively:

	September 30,
	2007	December 31,
	(Unaudited)	2006

Commercial customers	$99,000	$169,000
U.S. Government customers	21,000	83,000

Total accounts receivable	120,000	252,000
Less: Allowance for doubtful accounts	26,000	21,000

Accounts receivable, net	$94,000	$231,000

NOTE 3 — FIXED ASSETS
Fixed assets are comprised of the following at September 30, 2007 and December 31, 2006, respectively:

	September 30,
	2007	December 31,
	(Unaudited)	2006

Computer equipment and software	$221,000	$204,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	330,000	313,000
Less: Accumulated depreciation	159,000	106,000

Fixed assets, net	$171,000	$207,000

Depreciation expense was $18,000 and $8,000 for the three months ended September 30, 2007 and 2006, respectively and $53,000 and $23,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
On March 21, 2007, the Company received 366,718 shares of its Cantronic restricted common stock in accordance with shares held in escrow by Cantronics. On September 18, 2007, the Company received 366,719 shares of its Cantronic restricted common stock in accordance with shares held in escrow by Cantronics. During the nine months ended September 30, 2007, the Company sold 135,000 shares of Cantronic resulting in a realized gain of $45,000 on the sale. As of September 30, 2007, the Company held 3,117,056 shares classified as marketable securities available for sale with a fair market value of $1,006,000. In addition, the Company holds 366,719 shares of Cantronic that are subject to time restrictions that will be released on March 18, 2008. As of September 30, 2007, the Company has reflected the value of these shares held in escrow at $60,000, reflecting a marketable securities discount rate due to restrictions on marketability. Of the total shares in Cantronic that the Company has rights to, Caltech is entitled to receive 198,869 shares as part of a prior agreement. The Company has valued these shares owed to Caltech at $33,000 at September 30, 2007 and included this amount in accrued expenses in the consolidated balance sheet.

During the three month period ended September 30, 2007, in accordance with SFAS No. 115, the Company recorded an unrealized holding gain of $801,000 related to its investment in Cantronic and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss. During the nine month period ended September 30, 2007, the Company recorded an unrealized holding gain of $803,000 related to its investment in Cantronic and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss. The Company also recorded a realized gain of $45,000 related to the sale of 135,000 shares of Cantronic stock during the three months ended September 30, 2007.
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
NOTE 5 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of September 30, 2007 and December 31, 2006, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of September 30, 2007 and December 31, 2006, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of September 30, 2007 and December 31, 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
eCARmerce. As of September 30, 2007 and December 31, 2006, the Company owned 73.9% of the outstanding shares of eCARmerce. On July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company has included $240,000 in the accompanying consolidated balance sheet in other current assets representing a receivable as of September 30, 2007. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income. The remaining proceeds of $85,000 were to be distributed to other eCARmerce shareholders. This amount is included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2007. The patents and patent applications sold relate to eCARmerce’s interactive radio technology. The Company retained a worldwide, non-exclusive license under the patents. The sale of patents and patent applications represents the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by December 31, 2007.
Concentric Water. As of September 30, 2007 and December 31, 2006, the Company owned 100% of the membership interests of Concentric Water.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 17,042,097 shares were available for future grant at September 30, 2007. During the nine months ended September 30, 2007, the Company granted 2,547,000 stock options to employees, directors and consultants to purchase common shares with exercise prices ranging from $0.30 to $0.60. During this same period, 155,000 stock options were cancelled due to employees terminating employment with the Company.
Effective June 1, 2007, the Company put in place a cash conservation plan whereby the Company has entered into agreements with certain employees and consultants to pay them a portion of their salary or consulting payment in shares of common stock of the Company as opposed to payments in cash. For the nine months ended September 30, 2007, the Company issued 1,836,213 shares of common stock under the Plan to employees and consultants for services provided to the Company under this cash conservation plan. In addition, the Company issued 118,800 shares of common stock under the Plan to two former holders of DMFCC stock options in exchange for the cancellation of their rights in stock options they held in DMFCC. Finally, during the nine months ended September 30, 2007, the Company issued 28,610 shares of common stock under the Plan to a former employee as a severance payment. The common stock issued in these instances under the Plan was with no restrictions or holding period required. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors and consultants during the nine month period ended September 30, 2007 and September 30, 2006, the fair value was estimated at the date of grant using the following range of assumptions:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Risk free interest rate	4.58% - 5.12%	4.32% - 5.06%
Dividends	0%	0%
Volatility factor	118.51% - 125.13%	116.47% - 136.3%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% - 6%	0% - 9%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended September 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	7,613,500	$1.12
Granted	1,753,000	0.48
Exercised	—	—
Forfeited	(155,000)	1.55

Outstanding at September 30, 2007	9,211,500	$0.99	8.9	$—

Exercisable at September 30, 2007	1,760,354	$1.53	8.4	$—

The weighted-average grant date fair value of stock options granted to employees and directors for the nine month period ended September 30, 2007 and 2006 was $0.37 and $1.09 per share, respectively. The Company recorded $1,501,000 of compensation expense for employee and director stock options during the nine month period ended September 30, 2007. At September 30, 2007, there was a total of $4,932,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 3.25 years. At September 30, 2007, the fair value of options vested for employees and directors was $264,000. There were no options exercised during 2007 or 2006.
Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended September 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	220,000	$0.86
Granted	794,000	0.29
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2007	1,014,000	$0.41	8.1	$—

Exercisable at September 30, 2007	661,000	$0.45	8.1	$—

The weighted-average grant date fair value of stock options granted to consultants for the nine month period ending September 30, 2007 and 2006 was $0.33 and $0.81 per share, respectively. The Company recorded $149,000 of compensation expense for consultant stock options during the nine month period ended September 30, 2007. At September 30, 2007, there was a total of $69,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 1 year. At September 30, 2007, the fair value of options vested for consultants was $99,000. There were no options exercised during 2007 or 2006.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of September 30, 2007, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended September 30, 2007, DMFCC issued no stock options. DMFCC uses the Black-Scholes option pricing model to calculate the fair market value of each option granted. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options that are issued, the fair value of each option grant is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.
The following table summarizes activity in the DMFCC Option Plan for the period ended September 30, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	1,581,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(185,000)	.05

Outstanding at March 31, 2007	1,396,000	$.02	6.9	$185,000

Exercisable at March 31, 2007	1,328,438	$.02	6.9	$178,000

DMFCC recorded $1,500 of compensation expense for employee, director and consultant stock options for the nine month ended September 30, 2007 and less than $1,000 of compensation expense for the nine month period ended September 30, 2006. At September 30, 2007, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. There were no options exercised during 2007 or 2006. During the nine month period ended September 30, 2007, two holders of 135,000 stock options in DMFCC cancelled their rights in DMFCC stock options in exchange for the issuance of 118,800 shares of VIASPACE common stock.
Synthetica Warrants
The following is a table of warrants outstanding to Synthetica Ltd. as of September 30, 2007 and December 31, 2006, at an exercise price of $4.00 per share:

	September 30,
	2007	December 31,
	(Unaudited)	2006

Synthetica Warrants	—	1,000,000
For the nine month period ended September 30, 2007 and 2006, the Company recorded warrant compensation expense of $413,000 and $491,000, respectively, related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero. On August 16, 2007, the warrants expired under the terms of the original agreement.

NOTE 7 — RESTRUCTURING OF CONVERTIBLE DEBENTURES AND STANDBY EQUITY DISTRIBUTION AGREEMENTS
10% Convertible Debentures - Original Transaction
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
Standby Equity Distribution Agreement - Original Transaction
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
As of September 30, 2007 and December 31, 2006, the following is a table of warrants outstanding to Cornell and Gilford:

	September 30,
	2007	December 31,
	(Unaudited)	2006
Cornell No. 1	1,500,000	1,500,000
Cornell No. 2	2,000,000	2,000,000
Cornell No. 3	885,000	885,000
Cornell No. 4	790,000	790,000
Cornell No. 5	600,000	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	—

	6,399,000	6,135,000

NOTE 8 — LOANS AND OTHER LONG-TERM DEBT
Loans
On September 10, 2007, the Company issued a Promissory Note (the “Note”) to Rhino Steel Manufacturing Ltd., company organized under the laws of the British Virgin Islands, and a shareholder of the Company, in the aggregate principal amount of $250,000. The Note is due and payable on the earlier of (a) December 10, 2007 (the “Maturity Date”) or (b) the occurrence of an Event of Default as defined in the Note, provided, however, that the Note Holder at its option on or after the Maturity Date, may convert this Note into another three-month Note under the same terms and conditions as this Note. Interest shall accrue at a rate of ten percent (10%) per annum and shall not be due and payable until the earliest of (i) the Maturity Date or (ii) the occurrence of an Event of Default. The Company may voluntarily prepay this Note in whole or in part at any time and from time to time without penalty, together with interest accrued on the amount prepaid through the date of the prepayment. The Note is unsecured and does not encumber any assets of the Company. The Note is included in Current Liabilities in the accompanying consolidated balance sheet at September 30, 2007.
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

Other long-term debt is comprised of the following at September 30, 2007 and December 31, 2006, respectively:

	September 30,
	2007	December 31,
	(Unaudited)	2006
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$25,000	$34,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	54,000	66,000

Total Long-term Debt	79,000	100,000
Less Current Portion	30,000	29,000

Net Long-term Debt	$49,000	$71,000

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
NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
There were zero shares outstanding of preferred stock as of September 30, 2007 and December 31, 2006.
Common Stock
There were 292,512,205 shares of Common Stock outstanding as of December 31, 2006. On March 9, 2007, as part of the financing arrangement discussed in Note 7, the Company issued 11,449,408 shares of Common Stock to Cornell Capital. Effective June 1, 2007, the Company put in place a cash conservation plan whereby the Company has entered into agreements with certain employees and consultants to pay them a portion of their salary or consulting payment in shares of common stock of the Company as opposed to payments in cash. For the nine months ended September 30, 2007, the Company issued 1,836,213 shares of common stock under the Plan to employees and consultants for services provided to the Company under this cash conservation plan. In addition, the Company issued 118,800 shares of common stock under the Plan to two former holders of DMFCC stock options in exchange for the cancellation of their rights in stock options they held in DMFCC. Finally, during the nine months ended September 30, 2007, the Company issued 28,610 shares of common stock under the Plan to a former employee as a severance payment. The common stock issued in these instances under the Plan was with no restrictions or holding period required. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant. As of September 30, 2007, there were 305,945,236 shares of Common Stock outstanding.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued zero for interest and penalties at September 30, 2007. As of the date of these financial statements, the 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the three month or nine month periods ended September 30, 2007 or 2006 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
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

Note 13 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended September 30, 2007, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
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
Information on reportable segments for the periods ended September 30, 2007 and 2006 is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
DMFCC	$—	$21,000	$—	$64,000
VIASPACE Security	67,000	279,000	277,000	340,000
Ionfinity	21,000	83,000	123,000	266,000
VIASPACE	—	—	59,000	—

Total Revenue	$88,000	$383,000	$459,000	$670,000

Income (Loss) From Operations:
DMFCC	$(312,000)	$(428,000)	$(1,244,000)	$(1,080,000)
VIASPACE Security	(362,000)	(54,000)	(993,000)	(480,000)
Ionfinity	12,000	(10,000)	39,000	(31,000)
VIASPACE	(137,000)	—	(255,000)	—

Loss From Operations by Reportable Segments	(799,000)	(492,000)	(2,453,000)	(1,591,000)
Corporate Administrative Costs	(307,000)	(411,000)	(1,339,000)	(1,458,000)
Corporate Stock Compensation and Warrant Expense	(629,000)	(650,000)	(2,071,000)	(1,373,000)

Loss From Operations	$(1,735,000)	$(1,553,000)	$(5,863,000)	$(4,422,000)

	September 30,
	2007	December 31,
	(Unaudited)	2006

Assets:
DMFCC	$274,000	$343,000
VIASPACE Security	130,000	286,000
Ionfinity	156,000	202,000
VIASPACE / Corporate	1,643,000	3,168,000

Total Assets	$2,203,000	$3,999,000

For the nine month period September 30, 2007, the Company had two customers whose recognized revenues exceeded 10% of consolidated revenues. One customer was L3 Communications which generated $210,000 of consolidated revenues (60% of total). The other customer was the U.S. Air Force which generated $75,000 of consolidated revenues (16% of total).
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
The following table sets forth common stock equivalents (potential common stock) for the periods ended September 30, 2007 and 2006, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	September 30,
	2007	2006

Stock Options	10,225,500	3,769,000
Warrants	6,399,000	1,000,000
The following table sets forth the computation of basic and diluted net loss per share for the periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007	2006
Basic and diluted net loss per share:
Numerator:

Net loss attributable to common stock		$(1,581,000)		$(1,532,000)	$(7,602,000)	$(4,342,000)

Denominator:

Weighted average shares of common stock outstanding		304,836,803		291,619,286	301,474,902	289,464,564

Net loss per share of common stock, basic and diluted	$	*	$	*	$(0.03)	$(0.02)

*	Less than $0.01 per common share.

NOTE 15 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of September 30, 2007 and December 31, 2006, zero and $1,500, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the nine months ended September 30, 2007 and 2006, $23,000 and $49,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2007. The $10,000 owed to Dr. Gulati is included in related party payable as of September 30, 2007 and December 31, 2006 in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of September 30, 2007 and December 31, 2006, an amount of $7,500 due to ViaLogy plc for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2007. The Company sold its complete ownership in ViaLogy plc during 2007 as discussed in Note 4.
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
At September 30, 2007 and December 31, 2006, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. In addition, at September 30, 2007, the Company has included in related party payable $92,000 representing deferred salary payments that are owed to Dr. Kukkonen, Mr. Abdallat, and Mr. Stephen Muzi, CFO by the Company. These officers agreed to defer a portion of their salaries for a four-month period beginning June 1, 2007. These salary payments were repaid on October 25, 2007.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of September 30, 2007 and December 31, 2006, zero and $7,900, respectively, is included as a related party payable in the accompanying consolidated balance sheet.

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
Note 18 — GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss and negative cash flows from operations which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through September 30, 2008. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.
On April 9, 2007, we filed a blanket shelf registration statement for $50,000,000 in order for the Company to raise additional capital. This blanket shelf registration statement for $50,000,000 was declared effective by the SEC on June 12, 2007. As explained in Note 19, in October and November 2007, the Company has generated proceeds of $200,000 from selling shares of common stock off of the blanket shelf registration statement. Although the Company is seeking to raise additional financing, no additional signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed.
Note 19 — SUBSEQUENT EVENTS
Sale of Cantronic Shares
On October 4, 2007, the Company entered into a share purchase agreement with three private parties to purchase 3,068,689 shares of Cantronic shares referred to in Note 4 that the Company owns for approximately $460,000, subject to customary closing conditions. The transaction is expected to close November 15, 2007. If the transaction does not close by that date, the agreement shall terminate.
Promissory Note
On October 18, 2007, the Company issued a Promissory Note (the “Note”) to La Jolla Cove Investors, Inc. (the “Lender”), a California company, in the aggregate principal amount of $300,000. The Note is due and payable on the earlier of (a) 60 days following the date of the issuance of the Note, or (b) the occurrence of an Event of Default as defined in the Note. Interest shall accrue at a rate of four and three-quarters percent (4.75%) per annum and shall be due and payable on the 15th day of each month following the month of issuance. The Company may voluntarily prepay the Note in whole or in part at any time and from time to time without penalty, together with interest accrued on the amount prepaid through the date of the prepayment. The Note is unsecured and does not encumber any assets of the Company.

Pursuant to the terms of the Note, the Lender will also fund, in exchange for the simultaneous issuance by the Company of promissory notes in the same form as this Note, $300,000 upon each date that is 30, 60, 90, 120 and 150 days after the date of issuance of this Note (the “Additional Fundings”); provided however, that in the event that Lender does not fund the amounts associated with any or all of the Additional Fundings within 10 business days of the date such amounts would otherwise be due, Lender shall pay an amount equal to $50,000 (the “Non-Funding Penalty”) to the Company. Upon the payment of the Non-Funding Penalty to the Company, the Lender shall have no further obligations or duties under this Note or any promissory note associated with Additional Fundings, if any, provided however, that the Company shall remain obligated and bound by the terms and conditions of this Note and the promissory notes issued in connection with any Additional Funding, if any, including without limitation any obligation to repay any sums delivered in connection with such promissory notes. The Company’s sole and exclusive remedy in the event that Lender fails to fund any or all of the Additional Fundings shall be the right of the Company to receive the Non-Funding Penalty from the Lender. Each promissory note delivered in connection with an Additional Funding will have a maturity date that is 60 days from the date of issuance and will bear interest at a rate of four and three-quarters percent (4.75%) per annum.
Sales of Stock Off Shelf Registration Statement
On October 30, 2007, the Company sold $100,000 worth of shares of the Company’s common stock at a purchase price per share of $0.09848 off the Company’s effective blanket shelf registration statement and issued 1,015,435 shares of common stock to two parties. On November 7, 2007, the Company sold $100,000 worth of shares of the Company’s common stock at a purchase price per share of $0.0888 off the Company’s effective blanket shelf registration statement and issued 1,126,126 shares of common stock to two parties. In addition, on November 7, 2007, the Company issued 90,909 shares of the Company’s common stock at a purchase price of $0.11 per share to a vendor in exchange for the providing sales and marketing services valued at $10,000.

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
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”), and Ionfinity LLC (“Ionfinity”). As of September 30, 2007, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that holds patents in the areas of interactive radio technology. On July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The remaining proceeds of $85,000 were distributed to other eCARmerce shareholders. The patents and patent sold relate to eCARmerce’s interactive radio technology. The Company retains a worldwide, non-exclusive license under the patents. This sale of patents and patent applications would represent the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by December 31, 2007. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
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
Three Months Ended September 30, 2007 Compared to June 30, 2006
Results of Operations
Revenues
Revenues were $88,000 and $383,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $295,000. Ionfinity incurred lower revenues of $62,000 on its U.S. Government contracts due to the completion of these contracts. VIASPACE Security recorded a decrease in revenues of $212,000 and lower billings in 2007 as compared to the same period of 2006 from a contract it has with L-3 Communications (“L-3”) for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. DMFCC recorded sales of $21,000 during the three months ended September 30, 2006 from the sale of fuel cell cartridges and no revenues during the same period of 2007.

Cost of Revenues
Costs of revenues were $64,000 and $276,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $213,000. Lower revenues at Ionfinity and VIASPACE Security contributed to the decrease in cost of revenues as reduced labor, subcontractor and consulting costs were incurred on contracts.
Research and Development
Research and development expenses were $381,000 and $261,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of $120,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $50,000 as the Company hired additional employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. At September 30, 2007, the Company had 7 employees performing engineering and research and development activities. The amount of research and development costs incurred by consultants to the Company increased $17,000 from 2006 to 2007 due primarily to VIASPACE Security using consultants with specialize expertise on its research and development projects. Stock compensation expense incurred by Company research and development employees and consultants increased by $112,000 during the three months ended September 30, 2007 compared with the same period in 2006 primarily due to the Company issuing stock to employees and consultants in lieu of cash compensation. Other research and development costs, net, decreased by $42,000 in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,378,000 and $1,399,000 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $21,000. Stock compensation expense increased by $205,000 due to higher stock option compensation expense for stock options granted to employees and consultants and also due to stock being issued to employees and consultants in lieu of cash compensation. Stock compensation expense related to warrants decreased by $80,000 during 2007 as compared to 2006 as the warrant agreement with Synthetica expired on August 16, 2007. At September 30, 2007, the Company had 9 selling, general and administrative employees.
Consulting fees decreased by $128,000 in 2007 attributable to the decreased use of consultants in this period as compared to the same period in 2006. Other selling, general and administrative expenses, net, decreased by $3,000 during 2007. We expect selling, general and administrative expenses will increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest Expense and Interest Income
Interest expense decreased by $1,000 for the three months ended September 30, 2007 as compared with the same period in 2006. Interest income decreased $12,000 for the three months ended September 30, 2007 as compared with the same period in 2006 as the Company has maintained lower cash balances in 2007.
Gain on Sale of Marketable Securities
During the three months ended September 30, 2007, the Company recognized a gain on the sale of marketable securities of $45,000 in 2007 related to the sale of some shares the Company owns in Cantronics. There were no realized gains on the sale of marketable securities in 2006.
Gain on Sale of Patents
As explained in Note 5, on July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income.

Nine Months Ended September 30, 2007 Compared to June 30, 2006
Results of Operations
Revenues
Revenues were $459,000 and $670,000 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $211,000. Ionfinity incurred lower revenues of $143,000 on its U.S. Government contracts due to the completion of these contracts. VIASPACE Security recorded a decrease in revenues of $63,000 and lower billings in 2007 as compared to the same period of 2006 from a contract it has with L-3 for the ACSD project. DMFCC recorded sales of $64,000 during the nine months ended September 30, 2006 from the sale of fuel cell cartridges and no revenues during the same period of 2007. VIASPACE recorded an increase in revenues in 2007 of $59,000 for the nine months ended September 30, 2007 and zero for the same period in 2006 related to the sales of its ViaSensor HS-1000 humidity sensors.
Cost of Revenues
Costs of revenues were $351,000 and $527,000 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $176,000. An increase in cost of revenues related to VIASPACE’s humidity sensor sales was offset by a decrease in cost of revenues at Ionfinity and VIASPACE Security as reduced labor, subcontractor and consulting costs were incurred due to lower recorded revenues.
Research and Development
Research and development expenses were $1,187,000 and $714,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $473,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $237,000 as the Company hired additional employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. At September 30, 2007, the Company had 7 employees performing engineering and research and development activities. The amount of research and development costs incurred by consultants to the Company increased $96,000 from 2006 to 2007 due primarily to VIASPACE Security using consultants with specialize expertise on certain on its research and development projects. Stock compensation expense incurred by Company research and development employees and consultants increased by $217,000 during the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to the Company issuing stock to employees and consultants in lieu of cash compensation. Other research and development costs, net, increased by $19,000 in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4,784,000 and $3,851,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $933,000. This is primarily due to higher stock compensation expense of $967,000 related to stock option compensation expense for stock options granted to employees and consultants as well as expense related to restricted stock issued to employees and consultants in lieu of cash compensation. Stock compensation expense related to warrants decreased by $78,000 during 2007 as compared to 2006 as the warrant agreement with Synthetica expired on August 16, 2007. Payroll related expenses increased by $123,000 in 2007 as compared to 2006 due to some employees being on staff for a full nine-month period in 2007 and a partial period in 2006. At September 30, 2007, the Company had 9 selling, general and administrative employees.
Consulting fees decreased by $228,000 in 2007 attributable to the decreased use of consultants in this period as compared to the same period in 2006. The Company’s legal fees increased $137,000 due to increased costs associated with patent filing and financing efforts. Accounting fees increased $117,000 due to increased audit and audit-related fees incurred. Recruiting costs decreased by $131,000 as the Company hired new employees during 2006 and paid recruiters in these employee placements and paid lower recruiting costs in 2007. Public relations and investor relations costs decreased by $48,000 in 2007 as compared with 2006 due to lower use of services during this period. Rent increased by $52,000 as the Company moved into larger offices in May 2006 to accommodate its larger employee base and to have laboratory facilities. Other selling, general and administrative expenses, net, increased by $22,000 during 2007. We expect selling, general and administrative expenses will continue to increase in the future as we seek to expand our business.

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
Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 during 2007. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, at March 31, 2007, made an in adjustment to the fair value of derivatives of $16,000. There were no adjustments during the three months ended September 30, 2007 as the Company no longer is required to account for the fair value of derivatives as further explained in Note 7 to the consolidated financial statements.
Interest Income
Interest income decreased $28,000 for the nine months ended September 30, 2007 in comparison to the same period in 2006 as the Company has maintained lower cash balances in 2007.
Gain on Sale of Marketable Securities
During the nine months ended September 30, 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its ownership in shares of ViaLogy plc. The Company also recorded a gain on the sale of marketable securities of $45,000 in 2007 related to the sale of some shares the Company owns in Cantronics. There were no realized gains on the sale of marketable securities in 2006.
Gain on Sale of Patents
As explained in Note 5, on July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income.
Liquidity and Capital Resources
Net cash used in operating activities was $2,952,000 and $3,129,000 for the nine months ended September 30, 2007 and 2006, respectively, a decrease in cash used of $177,000. The Company’s net loss from operations increased from $4,422,000 to $5,863,000 from 2006 to 2007, an increase of $1,441,000. Of this increase, $1,106,000 is related to an increase in stock option compensation expense for stock options granted to employees and consultants as well as stock issued to employees and consultants in lieu of cash compensation. The remaining increase of $335,000 was due to an increase in other research and development costs of $256,000, an increase in other selling, general and administrative expenses of $44,000 and a decrease in gross profit of $35,000 from 2006 to 2007.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $1,140,000. Net cash proceeds received from Cornell Capital Partners, LP (“Cornell”) was $910,800 during March 2007 as the Company received equity financing as discussed in detail in Note 7 to the consolidated financial statements. In addition, on September 10, 2007, the Company received loan proceeds of $250,000 as described in Note 8. Payments on long-term debt totaled $21,000 during 2007. On October 18, 2007, the Company received $300,000 of loan proceeds from La Jolla Cove Investors, Inc. related to a promissory note issued by the Company, as described more fully in Subsequent Events Note 19.
We have incurred substantial losses during the nine months ended September 30, 2007 and in 2006. As described more fully in Note 7 to the consolidated financial statements, the Company received net proceeds of $910,800 in financing on March 8, 2007 from Cornell through the sale of its common stock and warrants and converted the existing $2,700,000 Convertible Debentures into common stock. In connection with this new financing, we terminated (i) the Standby Equity Distribution Agreement, (ii) the related Investor Registration Rights Agreements; and (iii) the Security Agreements which granted Cornell a first priority security interest, that were entered into in November 2006 with Cornell. The Company believes these are positive steps for our success including removing debt from our Balance Sheet and increasing shareholders’ equity.
In addition, on April 9, 2007, we filed a blanket shelf registration statement for $50,000,000 in order for the Company to raise additional capital. This blanket shelf registration statement for $50,000,000 was declared effective by the SEC on June 12, 2007. As described in Subsequent Events Note 19, the Company has raised $200,000 in proceeds from the sale of shares of company stock off of the shelf registration statement in October and November 2007. Although the Company is seeking to raise additional financing, no additional signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations as of September 30, 2007:

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years

Long-term debt obligations (a)	$83,250	$8,250	$75,000	—	—

Operating lease obligations (b)	$519,500	$32,500	$414,000	$73,000	—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in Note 8 to the consolidated financial statements are noted.

(b)	On May 1, 2006, the Company relocated its office and laboratory space to a new location in Pasadena, California and entered into a five year lease. Future minimum lease payments are noted.
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
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of September 30, 2007.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the six month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our net loss for the nine months ended September 30, 2007 was $7,602,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
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
For the nine months ended September 30, 2007, the Company had two customers who made up 76% of the total revenues of the Company recognized during that period. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.

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
The Company has 800,000,000 authorized shares of common stock, of which 305,945,236 were issued and outstanding as of September 30, 2007. Of these issued and outstanding shares, 203,652,477 shares (67% of the total issued and outstanding shares) are currently held by our executive officers, directors and greater than 5% principal shareholders including Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust. On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. In addition, two other shareholders of the Company collectively owning 11,250,000 shares have agreed to a lock-up of their shares until April 9, 2011. On July 19, 2007, 8,100,000 shares were released to one shareholder who was previously subject to a lock-up of their shares until April 9, 2011. On August 24, 2007, 7,650,000 shares were released to one shareholder who was previously subject to a lock-up of their shares until April 9, 2011.
As of September 30, 2007, 233,702,486 shares of the Company’s common stock are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 72,242,750 shares of common stock are accounted for as free trading shares at September 30, 2007.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2007, the Company entered into an agreement with an independent research provider to provide paid analyst research coverage in exchange for fees payable in cash, shares of common stock and a warrant.  The Company agreed to issue a warrant to purchase 35,000 shares of its common stock at an exercise price of $0.4834 per share to the provider.  Under the agreement, the Company also agreed to issue $250,000 worth of common stock to a principal of the provider (the “Fee Shares”), based on the average closing price over the five trading day period preceding May 3, 2007, in monthly amounts not to exceed 75,000 shares per month. During August 2007, the Company paid its first installment of Fee Shares by issuing 75,000 shares of common stock.  The shares, the warrant and the shares underlying the warrant are not registered.  The shares issued to date and the warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The parties to the agreement agreed that the securities issued would be restricted and could not be resold except in accordance with all applicable state and federal securities laws [and legends to that effect will be affixed to the instruments representing the securities issued].  In addition to the 35,000 shares which may be issued pursuant to the warrant, the maximum total number of Fee Shares that could be issued related to this agreement is 517,170 shares and was calculated based on the 5 day average closing price of the Company’s common stock for the 5-days preceding the signing of the agreement on May 3, 2007, which was $0.4834 per share. The Company has a right to terminate this agreement at any time by giving the independent research group two weeks’ written notice. The Company would only be responsible for issuing the remaining stock payments up to the end of the month in which the termination occurs.  The number of shares issuable in connection with the Fee Shares and the warrant is subject to adjustment in the case of stock splits or combinations.

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

VIASPACE Inc. (Registrant)
Date: November 13, 2007	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 13, 2007	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *