Form 10KSB
period 2007-12-31
VIASPACE Inc.
filed 2008-03-31
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year: $553,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 20, 2008: $13,028,000
State the number of shares outstanding of each of issuer’s classes of common equity, as of March 20, 2008: 404,776,650
Documents Incorporated By Reference: None
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
PART I
ITEM 1. DESCRIPTION OF BUSINESS
VIASPACE Overview
VIASPACE Inc. (“VIASPACE” or the “Company”) is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products and applications. VIASPACE is developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, batteries, electronic test equipment, microelectronics, sensors and software in the alternate energy industry. The Company also has expertise in sensors and software for defense, homeland security, systems diagnostics and prognostics, sensor fusion, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment — made originally for space and defense applications — into commercial products.
The Company operates in two basic divisions, VIASPACE Energy, which includes its ownership in a majority-owned subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”), and VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”). The Company also has a plurality stake in Ionfinity LLC (“Ionfinity”). As of December 31, 2007, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc. (“eCARmerce”), an inactive company that sold patents in the areas of interactive radio technology (the “eCARmerce Patents”) in 2007 to Viatech Communication LLC for net proceeds to the Company of approximately $240,000 based on its ownership percentage. The Company retained a worldwide, non-exclusive license under the eCARmerce Patents. The sale of the eCARmerce Patents and patent applications represented the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by March 31, 2008. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.

VIASPACE Energy, including VIASPACE Corporate and VIASPACE Subsidiary—Direct Methanol Fuel Cell Corporation
VIASPACE Energy
A VIASPACE Energy division has been established to accelerate the growth of its existing direct methanol fuel cell cartridge business and its new fuel cell humidity sensor product line and to pursue new opportunities identified within the $55.4 billion clean energy sector. The Company is identifying and pursuing additional business opportunities in areas including fuel cell test equipment, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions. VIASPACE Energy has launched a line of alternative energy products, generated increasing revenue from sales of its new fuel cell (HS-1000 VIASENSOR) and lithium battery (BA-1000 VIASENSOR) testing equipment. We also entered into an agreement to sell a new line of batteries, established a global sales and distribution network for its testing and fuel cell energy supply products, received inquiries from major auto manufacturers, automotive test systems providers, fuel cell developers and instrumentation companies concerning expanded uses of these products, and identified new areas of opportunity.
VIASPACE Energy is focused on the portable power marketplace, where demand is quickly rising for advanced batteries and fuel cells to meet the high energy density, size and safety requirements of new generation portable electronics and hybrid powered automobiles. Large electronics companies including Samsung, Toshiba, Hitachi and NTT/Fujitsu have demonstrated notebook computers and cell phones powered by direct methanol fuel cells. Global sales of hybrid vehicles are estimated to increase from 384,000 vehicles in 2006 to 1.1 million by 2010. Battery and fuel cell test equipment and specialized batteries are key elements of the Company’s strategy targeting the $8.9 billion advanced battery market.
VIASPACE Subsidiary — Direct Methanol Fuel Cell Corporation
DMFCC is pursuing a significant market opportunity for disposable methanol fuel cartridges and other liquid fuel cell related components and devices. These methanol fuel cartridges provide the energy source for tomorrow’s fuel cell-powered portable electronic devices, such as laptop computers and cell phones, as well as uninterrupted power supplies (UPS) and other applications. DMFCC, through a series of partnerships, is establishing a global network of cartridge manufacturing capabilities, methanol filling and distribution to support the introduction of liquid fuel cells.
Fuel cells are electrochemical “engines” that convert a fuel such as methanol directly into electricity without burning. Fuel cells produce electricity as long as fuel is available. Fuel cells are being developed by OEMs of portable electronic devices in the fuel cell “engine” and will likely be permanently built into the notebook computer or mobile phone. There are also major global efforts to utilize fuel cells in UPS (Uninterrupted Power Supply) applications, along with remote sensing and switching equipment, and hybrid electric/fuel cell powered vehicles.
Safety regulations developed by the International Electro-technical Commission (“IEC”) require that the fuel must be contained in a safe sealed container called a cartridge. Unlike the gas tank of an automobile, the cartridge should not be refillable by the consumer and is preferably a disposable product. Fuel cartridges are the consumable in the fuel cell business. In this sense the fuel cell is analogous to a printer or razor, and the cartridge is analogous to a printer cartridge or razor blade.
DMFCC is primarily in the fuel cartridge business. DMFCC is a designer and provider of disposable fuel cartridges, connection valves and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are replacements for some traditional rechargeable batteries and we believe these fuel cells will gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and they may be instantaneously recharged by simply replacing the disposable fuel cartridge. Direct methanol fuel cell-based products are being developed for notebook computers, mobile phones, music players and other applications by major manufacturers of portable electronics in Japan and Korea. Original equipment manufacturers (“OEMs”) have publicly announced they are developing electronic devices including laptop computers and cell phones that are to be powered by methanol fuel cells. OEMs including Samsung, Toshiba and Hitachi have announced and displayed methanol fuel cell powered products that are in development including a fuel cell-powered notebook. DMFCC is working with some of these OEMs to provide them with intellectual property protection and also to provide them with fuel cell cartridges that will be used in their electronic devices to supply the power source for the fuel cell electronic devices. DMFCC has been developing fuel cell cartridges in-house as well as using manufacturing partners to assist in the product development. Electronic devices based on direct methanol fuel cells may reach the marketplace in 2008 and be commercially available in 2009 or 2010. By using its expertise in fuel cartridge design and safety certification, by having established cartridge manufacturing partners and by providing licenses for an extensive suite of fuel cell patents, we believe that DMFCC can advance and benefit from this exciting new technology.

DMFCC is co-located with VIASPACE in Pasadena, California and also has representatives in Tokyo, Japan and Seoul, Korea. VIASPACE holds a 71.4% ownership in DMFCC. Other shareholders include Caltech, USC and Itochu Corporation of Japan. More information on DMFCC can be found on the web site www.DMFCC.com.
DMFCC Disposable Cartridge Design and Safety Certification
DMFCC has expertise in fuel cell cartridge design and safety certification. Since 2002, DMFCC has been working with the fuel cell industry, Underwriters Laboratories (“UL”), CSA International (“CSA”) and the IEC to develop international standards for the safety and performance of fuel cells and disposable fuel cartridges. The IEC is the electrical counterpart of the International Standards Organization (“ISO”). The IEC Micro Fuel Cell safety regulations were drafted in 2005 and were published in February 2006. These regulations cover both the fuel cell and fuel cartridges. More detail on these safety regulations are given below in the section on “Regulatory Issues”. Based on these regulations, the International Civil Aviation Organization (“ICAO”) Dangerous Goods Panel voted to allow methanol fuel cells and fuel cartridges to be carried in the passenger compartment of aircraft. This approval was ratified by the entire ICAO in 2006. The U.S. Department of Transportation issued a preliminary rule in 2007 allowing methanol fuel cell cartridges in the passenger compartment of commercial aircraft. Fuel cells using formic acid and butane were also approved at the same time, but hydrogen based fuel cells were not. It was also stipulated that the fuel cartridges should not be refillable by the user. DMFCC disposable fuel cartridges are designed to comply with the challenging international safety requirements. DMFCC is focusing on methanol fuel cartridges, but may produce cartridges for any liquid fuel including formic acid.
DMFCC Cartridge Manufacturing
DMFCC designs, safety tests and markets fuel cell cartridges. DMFCC’s fuel cell cartridges are to be manufactured by experienced manufacturing partners that have a track record of supplying critical products to OEMs of consumer electronics on its behalf. For example, one of DMFCC’s manufacturing partners is Elentec Co., Ltd. (“Elentec”), a publicly traded Korean company, is Samsung’s largest supplier of lithium ion battery packs. Elentec is located in Suwon City, South Korea, which is also the home of Samsung. Elentec also provides battery packs to other OEMs. Another DMFCC cartridge manufacturing partner is SMC, Co., Ltd. (“SMC”), a Korean company, which supplies lithium battery packs to LG Electronics and other OEMs. In addition to Elentec and SMC, DMFCC has entered into manufacturing partner agreements with Sato Corporation (“SATO”) which provides printer and toner cartridges to Japanese OEMs, Nypro, a large US-based global supplier of plastic products with factories in 55 countries and Tyco Electronics, a $13 billion manufacturer of a wide range of electronic products. These written agreements are for the development and manufacture of prototypes for liquid fuel cell cartridges and related fuel cell products, such as valves. DMFCC’s intent is to be a fab-less company, concentrating on product design and qualification of products to IEC standards. DMFCC will rely on its manufacturing partners’ extensive backgrounds and experience in manufacturing products similar to its fuel cell related products.
The intent of each manufacturing agreement is to have each partner co-develop, prototype and manufacture fuel cell cartridges and related products exclusively for DMFCC. In exchange, DMFCC is providing initial cartridge designs, license and intellectual property (“IP”) rights, training, and an opportunity for the partner to participate in large-scale cartridge manufacturing for DMFCC and its customers. Specific production contract terms will eventually be established using an arm’s length contract with transfer price, warranty and delivery terms to be negotiated between the parties as each contract is entered into. Each manufacturing agreement has provisions for use of DMFCC IP rights, sharing of joint IP and protection of each partner by DMFCC through its licenses of the Caltech and the University of Southern California (“USC”) patents. Each agreement is negotiated for a set period of time, with provisions for renewals, and the agreements are exclusive to DMFCC from the suppliers. Depending on market needs and customer desires, DMFCC could have one or more supply agreements in place to support each customer.
To date, prototype cartridges have been produced by Elentec, SMC and Sato. These cartridges have been tested by DMFCC, and have been exhibited at trade shows in the U.S. and Japan. The SMC cartridge has been demonstrated working with the fuel cell developed by Parker Hannifin. DMFCC and its partners are initiating testing to demonstrate that the cartridges meet the rigorous safety standards published by the IEC. DMFCC has been a member of the safety panels led by UL, CSA and the IEC. DMFCC has provided sample cartridges to OEMs and others in 2007 and expects low volume sales to begin in 2008 or 2009.

DMFCC Rights to Approximately 59 Issued and 59 Pending Patents Worldwide Licensed from Caltech and USC
The direct liquid hydrocarbon fuel cell was co-invented and developed by the JPL, which is operated by Caltech, and by USC. Hydrocarbon fuels include methanol, ethanol, formic acid, formaldehyde, dimethoxymethane and others. Methanol is the most common of these fuels. Caltech and USC have approximately 59 issued and 59 pending patents worldwide on the direct liquid hydrocarbon fuel cell technology. DMFCC has license rights to all of these patents, some patents with the right to sublicense and other patents without the right to sublicense. More details about DMFCC’s patent portfolio including patents applied for directly by DMFCC separate from licensed patents, can be found under “Intellectual Property” elsewhere in this Annual Report.
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
Over the past several years, DMFCC has had many meetings with fuel cell manufacturers, fuel cell component manufacturers and manufacturers of portable electronics that may be powered by fuel cells in the future. These meetings have been held in the U.S., Europe, Japan, Korea, China, Taiwan, Singapore and in the Middle East. During these meetings, DMFCC has promoted its cartridge business, made the potential customer aware of its extensive Caltech patent portfolio on direct methanol fuel cells, and the opportunity to obtain the needed IP protection from DMFCC.
Background Information on Fuel Cells and Fuel Cartridges
The IEC safety regulations, discussed below in the section on “Regulatory Issues”, specify that methanol (and other fuels) must be in a safe sealed container which is called the cartridge. The cartridge must not be refillable by the consumer because this may lead to damage to and overuse of the cartridge valve leading to potentially dangerous leaks. Disposable cartridges are consistent with the IEC safety regulations.
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
Methanol is being pursued as the fuel cell fuel by many companies because it is a liquid and therefore easy to store and transport. In addition, methanol is inexpensive and readily available. It also has a very high energy density, which means longer operating time.
Other DMFCC Information
On January 19, 2006, DMFCC exercised an existing option it had with Caltech and USC whereby DMFCC issued to Caltech and USC a total of 2,112,648 common shares in DMFCC in consideration for approximately 50 issued and 50 pending fuel cell technology patents. A Confidential License Agreement dated January 19, 2006 was filed in redacted form as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. A Confidential Non-Exclusive License Agreement dated January 19, 2006 was filed in redacted form as Exhibit 10.14 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. DMFCC agreed to issue to USC and Caltech shares equal to the difference between (i) fifteen percent (15%) of the issued and outstanding shares of DMFCC common shares determined on a fully diluted basis and 5,000 of the 8,000 shares delivered as consideration for the option agreement existing between DMFCC and Caltech and USC related to an agreement signed in 2002. This resulted in DMFCC issuing a collective 2,112,648 common shares to Caltech and USC in consideration for the licenses to the patents. DMFCC also agreed to pay royalties on the licensed technology. In addition, as defined in Article 13 of the agreements, the duration of the agreements with Caltech and USC shall continue until the earlier of (i) the last of the licensed patents expires or (ii) the agreement is terminated for reasons other than the expiration of the last of the patents licensed as in the case of a breach of any of its material representations or obligations under the agreements. In the case of the Confidential Exclusive License Agreement, the expiration date is October 26, 2019. In the case of the Confidential Non-Exclusive License Agreement, the expiration date is November 10, 2019. On May 15, 2006, the Company exercised an existing option it had with Caltech whereby the Company issued to Caltech a total of 150,000 additional common shares in DMFCC as consideration for approximately six issued thirteen pending fuel cell technology patents.
VIASPACE Subsidiary — VIASPACE Security Inc. (formerly Arroyo Sciences, Inc.)
VIASPACE Security Inc. (“VIASPACE Security”), a wholly owned subsidiary of VIASPACE, is developing products and services based on inference/expert system and sensor data fusion technology. Expert systems and sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance. VIASPACE Security is working on solutions for challenging problems in the areas of national and commercial security and complex event processing. VIASPACE Security’s sensor fusion application platform is expected to allow for the intelligent use of large volumes of real-time sensor and other data and may enable an entirely new generation of applications that up until now were considered to be prohibitively expensive or intractable.
VIASPACE Security License Agreements from Caltech
VIASPACE Security is building upon IP developed at NASA/JPL and licensed from Caltech, as well as its own internal development efforts. This IP includes a commercialization license for a real-time inference engine (software platform) called SHINE (Spacecraft Health Inference Engine) that was originally developed and used by NASA/JPL for space flight operations. It is intended for systems in which inference speed, portability and reuse is of critical importance. SHINE embodies technology concepts in knowledge representation and data flow mapping that go well beyond traditional expert systems. SHINE can process between 200 million to 10 billion rules per second on desktop class computer processors and may deliver a between a 100x and 1000x increase in inference speed over the most comparable commercial product. To our knowledge, SHINE is the only inference engine with an extremely small executable size which may enable deployment in embedded systems, microcontrollers or other special purpose hardware devices. SHINE has the potential to help VIASPACE Security deploy sophisticated knowledge bases and computational intelligence in hardware to deliver a new generation of surveillance and homeland and commercial security applications. Examples include embedded applications for on-board system diagnostics of machinery or large complex systems, or real-time policy engines applications running in conjunction with multiple sensors inputs such as surveillance or building management.

VIASPACE Security Applications
VIASPACE Security, Inc., a wholly owned subsidiary of VIASPACE, develops high performance real-time inference and sensor data fusion-based solutions for the growing homeland security, commercial security and defense markets worldwide.
VIASPACE Security leverages SHINE, a highly innovative inference engine technology originally pioneered by NASA flight and space applications. VIASPACE has an exclusive worldwide license from Caltech to commercialize SHINE technology for most major applications including diagnostics/prognostics, sensor fusion and homeland defense. Areas of focus include solutions for border, port, maritime, aviation and other security applications.
Sensor fusion combines large volumes of data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in applications where speed, accuracy and ease of deployment are critical. VIASPACE’s SHINE sensor fusion inference engine can yield 200 million to 10 billion rules per second on desktop class computer processors enabling real-time performance unachievable with other comparable commercial products or technology.
VIASPACE has added new software capabilities that significantly enhance the functionality, flexibility and ease of use of the SHINE system. The VIASPACE Knowledge Base Editor enables users to accelerate the development of SHINE-based applications and demonstrate capabilities and features for potential new markets and applications.
VIASPACE Security recently announced the AIMS Perimeter Surveillance Radar solution. This small, affordable, easy to install and use system is based on a low power Doppler radar and is designed for commercial perimeter security applications. The AIMS security solution is specifically optimized and ideal for monitoring activity surrounding or around critical infrastructure areas such as airports, seaports, military installations, national borders, refineries and other critical industry.
Advanced Container Security Device (“ACSD”)
The Advanced Cargo Security Device project is an initiative funded by the US Department of Homeland Security to create an intelligent data fusion solution for the autonomous monitoring of maritime shipping containers for tampering. The solution — once installed in a standard cargo container — alerts the monitoring authority to events such as: breach of a container, shock, presence of a human being and any other security breach. L-3 Communications (“L-3”) is the prime contractor on the Advanced Container Security Device. L-3 has contracted with VIASPACE Security to deliver sensor data fusion and inference engine software for the ACSD. Since only approximately 2% of containers are inspected in the U.S. today, VIASPACE Security believes that its efforts can contribute to overall security by intelligently deciding which containers pose a risk and should be inspected. VIASPACE Security recently completed the entire software architecture design and development for Phase II of this Homeland Security project. The prototype PHASE II hardware and software are currently undergoing government testing and analysis.
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
Ionfinity had three development contracts with the United States Navy, United States Air Force and United States Army in place during 2007. Revenues recorded by Ionfinity from the Navy, Air Force and Army contracts totaled $123,000 during 2007 and accounted for approximately 24% of our consolidated revenues.
Ionfinity entered into a new Phase I Navy contract with its partners, including JPL, on August 1, 2006 to develop an innovative smaller, lighter, and more sensitive electronic sniffer sensor that detects chemical, biological, radiological, explosive and illegal drug residue. The Phase I Navy contract had a base value of $70,000 and a period of performance through January 17, 2007. Approximately $15,000 in revenues were recognized in 2007 by Ionfinity on this Phase I Navy contract. This contract was completed in 2007.
Ionfinity also had an Air Force Phase II contract whose goal is for Ionfinity, along with its partners including JPL, to develop and demonstrate an innovative nano-propulsion system that incorporates a machined electrostation ion generator that provides direct and complete ionization of propellant gas, the efficient acceleration of ions, a micro-machined neutralizing mechanism that prevents spacecraft charging, a compact efficient high voltage power supply, and a micro-machined multi-wafer ion engine. The Air Force contract had a base value of $175,000 and $249,958 in options exercised by the Air Force. The original option exercised by the Air Force in March 2005 had an original period of performance through August 31, 2006. The Air Force contract was modified on September 30, 2006 and $75,000 in future billings were added to the contract increasing the option value from $174,958 to $249,958. The amended period of performance was through July 31, 2007. Approximately $75,000 in revenues were recognized in 2007 by Ionfinity on the Air Force Phase II contract. This contract was completed in 2007.
Ionfinity entered into a new Phase I Army contract with its partners, including JPL, on August 14, 2006 to design a compact, field portable, stand-off high-efficiency, rugged, integrated detection and identification system for chemical and biowarfare agents. The Phase I Army contract had a base value of $100,000 and a period of performance through March 14, 2007. Approximately $33,000 in revenues were recognized in 2007 by Ionfinity on this Phase I Army contract. This contract was completed in 2007.
VIASPACE Subsidiary — eCARmerce, Inc.
eCARmerce is a company that held four patents and several patent applications in the areas of interactive radio technology. As explained earlier, the patents and patent applications were sold in 2007. The Company retained a worldwide, non-exclusive license under the patents.
VIASPACE Subsidiary — Concentric Water Technology LLC
Concentric Water plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The company does not have active operations.
Research and Development
As discussed more fully in the section titled “Results of Operations” below, our research and development (“R&D”) expenses were $1,559,000 and $1,020,000 for the years ended December 31, 2007 and 2006, respectively. All of these expenses were borne by the Company.

Competition
VIASPACE Energy
DMFCC faces two types of competition. First, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFC industry. The overall direct methanol fuel cell industry faces competition from other types of fuel cells.
BIC Corporation in France and the U.S. and Tokai Corporation in Japan and the U.S. have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. In addition, DMFCC is potentially in competition with every company making DMFCs. These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matshusita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. However, the Company’s strategy is to leverage its intellectual property in an attempt to partner with these types of companies in the cartridge business rather than compete directly with them. The Company believes that its expertise in cartridge design, safety certification and manufacturing will be a significant differentiator in the market place.
Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties besides DMFCC: DTI Energy, Inc. (“DTI”), a company based in Los Angeles, California was granted a license in 1993 and Ballard Power Systems, Inc. (“Ballard”), a company based in Vancouver, British Columbia, Canada was granted a license in 1999. A more detailed discussion of intellectual property is set forth in the Intellectual Property section below. As a result of these licenses, Ballard and DTI could potentially compete with the Company in its core strategy. DTI has held the license with the right to sublicense since 1993, but to the Company’s knowledge, DTI has issued no sublicenses to date. DTI’s strategy is unknown to the Company. The Company believes Ballard is not currently pursuing the development of direct methanol fuel cells.
The overall direct methanol fuel cell industry faces competition from other technologies such as potentially improved batteries and fuel cells using other fuels such as hydrogen, borohydrides, ethanol, biofuels, formic acid and butane. Hydrogen and borohydride fuels were not approved for use in the passenger compartment of airplanes by the ICAO Dangerous Goods Panel in 2005. Ethanol fuel cells have limited efficiency, and biofuels are not yet ready for commercial application. At least one company, Tekion, Inc., is pursuing a formic acid fuel cell. The Caltech patents also cover formic acid. Another company, Lillipution Systems Inc., is pursuing a butane fuel cell that operates at temperatures in excess of 700° C.
Medis Technologies Ltd. (“Medis”) is believed to be pursuing fuel cells powered by borohydrides that decompose into hydrogen. The Medis product is believed to be a disposable fuel cell/cartridge combination suitable for providing power to cell phones and other small devices, but without sufficient power for laptops or DVD players. The Medis system using borohydride was presented to the ICAO Dangerous Goods Panel, but was not approved when methanol, formic acid and butane were approved.
MTI MicroFuel Cells Inc. (“MTI”) has a fuel cell powered RFID reader product on the market. The current MTI fuel cell product is believed to produce only low-power and is therefore not suitable for notebook computers. MTI is developing fuel cell products for consumer laptops and military applications. In 2006, MTI announced a relationship with Samsung to evaluate MTI’s technology for mobile phone applications.
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
Ionfinity
The Ionfinity technology is patented and to our knowledge is unique. The competing technologies to the soft ionization membrane approach are the standard ionization techniques such as electron filament ionization, electrospray, and other approaches.
Overall, the markets for our products and services are highly competitive and many of our competitors have greater resources and better name recognition than we do. It is our intention to compete primarily by leveraging our intellectual property rights and our unique product value added features.

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
The International Electrotechnical Commission (“IEC”), the electrical counterpart of the International Standards Organization (“ISO”) and international committee of which DMFCC is a member, developed safety standards for fuel cells and fuel cartridges. The IEC document PAS 62282 — 6 — 1 Micro Fuel Cells — Safety was published in February 2006. This document covers small low power “micro” fuel cell systems and fuel cartridges that can easily be carried by hand. The document covers methanol, hydrogen, formic acid, borohydrides and butane. Broadly speaking, the IEC safety standards require the following potential dangers to be mitigated: fire, explosion, leakage, harmful emissions, ignition sources and corrosion. Extensive and detailed safety tests are required for these fuel cells are fuel cartridges.
The ICAO DGP specified that micro fuel cell cartridges and systems will be added to the exceptions allowed to be carried on aircraft by passengers and crew subject to the following conditions:
•	Fuel cell cartridges may only contain liquids (including methanol, formic acid and butane)

•	Fuel cell cartridges must comply with IEC PAS 62282 — 6 — 1 Micro Fuel Cells — Safety (as defined above)

•	Fuel cell cartridges must not be refillable by the user. Refueling of fuel cell systems is not permitted except that the installation of a spare cartridge is allowed. Fuel cartridges which are used to refill fuel cell systems but which are not designed or intended to remain installed (fuel cell refills) are not permitted to be carried.

•	The maximum quantity of fuel in any fuel cell cartridge may not exceed: for liquids 200 mL; for liquefied gases 120 mL for nonmetallic fuel cell cartridges and 200 mL for metal fuel cell cartridges

•	No more than two spare fuel cell cartridges may be carried by a passenger

•	Fuel cell systems containing fuel and fuel cartridges including spare cartridges are permitted in carry-on baggage only

•	Fuel cell systems whose sole function is to charge a battery in the device are not permitted

•	Fuel cell systems must be of a type that will not charge batteries when the portable electronic device is not in use and must be durably marked “Approved for Carriage in Aircraft Cabin Only”
Although the IEC safety regulations cover a broad range of fuels, the ICAO DGP approved only methanol, formic acid and butane.
Dependence on a Few Major Customers
For the year ended December 31, 2007, revenues from the Company’s sales to two customers, L3 Communications and the U.S. Air Force, made up 68% of the total revenues recognized by the Company during that period. We believe that the concentration of our sales being made to a small number of customers will continue in the near future. There can be no assurance that the Company will be able to expand its customer base and thus a loss of any current customer by the Company could significantly reduce our future revenues.

Intellectual Property
DMFCC has licensed approximately 59 issued and 59 pending worldwide patents to fuel cell technology from Caltech and USC. DMFCC believes that these patent rights are needed by many fuel cell manufacturers and OEMs in order to bring their fuel cell based products to market. The Caltech and USC patents have been issued in the U.S., Korea, Australia, Brazil, Israel, Canada, Japan, China and Europe. Additional patents are pending in these countries. The Caltech and USC patents were issued from 1997 through 2004 and expire from 2014 through 2021.
The following is a summary of DMFCC’s current patent portfolio licensed from Caltech and USC:

	Issued	Pending
Caltech and USC Patent Portfolio	Patents	Patents
United States	36	16
Japan	3	11
Korea	6	0
Rest of World	14	32

Total	59	59

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
On July 28, 2006, DMFCC filed a provisional patent on a cylindrical cartridge with reciprocating substance delivery and removal. On September 25, 2006, a provisional patent was filed on a fuel cell device valve that mates with a fuel cell cartridge. On October 30, 2006, a provisional patent was filed on a fuel cell cartridge valve that mates with a device valve. On December 27, 2006, a provisional patent was filed on a rectangular cartridge with a pouch type fuel container. As of December 31, 2007, DMFCC has filed for seven patents apart from the patents it licensed from Caltech and USC.
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

The “import” right is the right of a Patent Licensee or its agents to bring products into the U.S. (or another country where the patent has issued) that infringe Licensed Patents or that were made by a process that would otherwise infringe a Licensed Patent if manufactured in the US. Therefore DMFCC can work as an importer of fuel cells. Since DMFCC is a Caltech Licensee, the fuel cells imported by DMFCC would not be infringing the Caltech patents.

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

DMFCC exercised its option for an exclusive license for these remaining Caltech patents on direct methanol fuel cell technology on May 15, 2006 as discussed earlier. DMFCC can sublicense these patents. DTI and its sub-licensees and Ballard have no rights to these patents.
VIASPACE Security has three nonexclusive licenses from Caltech for SHINE (Spacecraft Health Inference Engine), a high-speed symbolic inference engine; for U-Hunter, a new fractal encoding for buried unexploded ordnance detection using electromagnetic and magnetic geophysical sensors; and for MUDSS (Mobile Underwater Debris Survey System), a method developed to locate and identify underwater unexploded ordnance. The license for U-Hunter and MUDSS was entered into on June 19, 2003. The license for SHINE was entered into on September 28, 2004. VIASPACE Security also has a license to software code related to a universal syntactic translator and format interchange, an interactive data management console, and an ultra-scalable dynamic pricing engine entered into in 2002. On March 15, 2006, VIASPACE entered into an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to SHINE that will enable VIASPACE to exclusively pursue SHINE commercialization and development activities in broad market opportunities and applications. The licenses are each for ten years, with the Company holding an option for an additional ten years.
On March 2, 2007, VIASPACE entered a nonexclusive worldwide license agreement with Caltech for new software capabilities that should significantly enhance the functionality of its SHINE inference engine technology. The newly licensed Knowledge Base Editor is expected to enable VIASPACE to accelerate the development of SHINE-based applications tailored to meet the requirements of customers in the commercial, defense and homeland security sectors. The license is for eight years, with the Company having an option for extending an additional eight years.
Ionfinity has five issued patents and two patent applications in the fields of soft ionization device and applications related to its development of improved mass spectrometer technology. The patents have expiration dates between 2022 and 2024. Ionfinity has also licensed one patent from Caltech relating to a soft ionization membrane being used as an ion source for a rotating field mass spectrometer. Ionfinity also has a cross license agreement with patent rights in the soft ionization device field, with a commercial company.
Trademarks
The Company has received issued trademarks for “VIASPACE” and “VIASPACE Technologies”. We have trademark applications for “VIASPACE Energy”, “VIASPACE Security and “Ionfinity”.
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
Effective June 22, 2005, the Company acquired ViaSpace LLC via a Merger. ViaSpace LLC was founded in July 1998 with the objective of transforming proven space and defense technologies from NASA and the Department of Defense into hardware and software solutions that have the potential to solve today’s complex problems. ViaSpace LLC benefited from important patent and software licenses from Caltech, which manages NASA’s Jet Propulsion Laboratory, and from relationships with research laboratories, universities, and other organizations within the advanced technology community.
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
Employees
The Company had 18 employees including 16 full-time employees as of December 31, 2007. The Company had 11 consultants as of December 31, 2007.
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
Our net loss for the twelve months ended December 31, 2007 was $8,909,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future financing.
Goldman Parks Kurland Mohidin, LLP, our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2007, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Goldman Parks Kurland Mohidin, LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.
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
If the regulations are not adopted, or those adopted are not in the best interests of DMFCC, then such regulations could negatively impact our business, results of operation and financial condition.
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
DMFCC faces two types of competition. We face competition first, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFC industry. The overall direct methanol fuel cell industry faces competition from other types of fuel cells.

BIC Corporation in France and the U.S. and Tokai Corporation in Japan and the U.S. have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. In addition, DMFCC is potentially in competition with every company making DMFCs. These could include large computer and consumer electronics companies, such as NEC, Toshiba, Samsung, Hitachi, Sanyo, LG, Sony, Matshusita, Fujitsu, NTT DoCoMo and their subsidiaries or affiliates. However, the Company’s strategy is to leverage its intellectual property in an attempt to partner with these types of companies in the cartridge business rather than compete directly with them. The Company believes that its expertise in cartridge design, safety certification and manufacturing will be a significant differentiator in the market place.
Caltech has licensed part of its direct methanol fuel cell intellectual properties to two additional parties besides DMFCC: DTI Energy, Inc. (“DTI”), a company based in Los Angeles, California was granted a license in 1993 and Ballard Power Systems, Inc. (“Ballard”), a company based in Vancouver, British Columbia, Canada was granted a license in 1999. A more detailed discussion of intellectual property is set forth in the “Intellectual Property” section above. As a result of these licenses, Ballard and DTI could potentially compete with the Company in its core strategy. DTI has held the license with the right to sublicense since 1993, but to the knowledge of the Company has issued no sublicenses to date. DTI’s strategy is unknown to the Company. The Company believes Ballard is not currently pursuing the development of direct methanol fuel cells. The Company believes that its expertise in cartridge design, safety certification and manufacturing will be a significant differentiator in the market place.
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
Medis Technologies Ltd. (“Medis”) is believed to be pursuing fuel cells powered by borohydrides that decompose into hydrogen. The Medis product is believed to be a disposable fuel cell/cartridge combination suitable for providing power to cell phones and other small devices, but without sufficient power for laptops or DVD players. The Medis system using borohydride was presented to the ICAO Dangerous Goods Panel, but was not approved when methanol, formic acid and butane were approved.
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
Overall, the markets for our products are highly competitive and many of our competitors have greater resources and better name recognition than we do. We intend to compete primarily by leveraging our intellectual property rights and our unique product value added features.
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
We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Our key personnel include Dr. Carl Kukkonen, our Chief Executive Officer and Amjad Abdallat, our Vice President/COO.
We have taken steps to retain our key employees and we have entered into employment agreements with some of our key employees. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key employees.
Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.
For the year ended December 31, 2007, the Company had two customers who made up 68% of the total revenues recognized by the Company during that period. These include L3 Communications and the US Air Force. We believe that this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce future revenues.
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
We operate in highly competitive industries and competition is likely to intensify. Emerging technologies, extensive research and new product introductions characterize the market for our products and services. We believe that our future success will depend in large part upon our ability to conduct successful research in our fields of expertise, to discover new technologies as a result of that research, to develop products and services based on our technologies, and to commercialize those products and services. If we fail to stay at the forefront of technological development, we will be unable to compete effectively.
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

We cannot assure you that our competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.
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
The Company has 1,500,000,000 authorized shares of common stock, of which 404,776,650 were issued and outstanding as of March 20, 2008. Of these issued and outstanding shares, 206,006,703 shares (50.9% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust) and classified as restricted under Rule 144. On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. In addition, as of March 20, 2008, 31,056,148 additional shares of the Company’s common stock outstanding are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 167,713,799 shares of common stock are accounted for as free trading shares at March 20, 2008.
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
Our executive officers, directors and principal shareholders own 50.9% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.
Our executive officers, directors and principal shareholders hold, in the aggregate, 50.9% of our outstanding shares. Accordingly, in the event that all or some of these shareholders decide to act in concert, they can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.
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
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.
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
Our articles of incorporation authorize the issuance of 1,500,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

Warrants issued by the Company may have an adverse impact on the market value of our common stock.
The sale of stock issuable upon exercise of the warrants issued or issuable, or even the possibility of their sale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock. The existence of rights under such warrants to acquire our common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our stockholders and may dilute the value of their ownership.
The warrants may adversely affect our operational flexibility.
The terms of outstanding warrants impose restrictions on us that may affect our ability to successfully operate our business. The transaction documents contain a number of covenants that may restrict our ability to operate, including, among other things, covenants that restrict our ability:
•	to incur additional indebtedness;

•	to pay dividends on our capital stock (except for our preferred stock);

•	to redeem or repurchase our common stock;

•	to issue shares of common stock, or securities convertible into common stock, in certain circumstances;

•	to use our assets as security in other transactions;

•	to create liens on our assets; and

•	to enter into certain transactions with affiliates.
Certain events could result in adjustments in the exercise price of our warrants.
The exercise price of our warrants is subject to adjustment under certain circumstances. If we sell shares of common stock for a price less than the exercise price of the warrants in effect prior to such sale, in certain circumstances, the exercise price of the warrants could be reduced. In addition, the exercise price of the warrants could be reduced if we issue options or convertible securities, or in the case of a stock split, stock dividend, recapitalization, combination or otherwise. Existing stockholders will experience significant dilution from our sale of shares and warrants.
Any subsequent sale of shares and warrants will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline significantly.
Other Matters
We were contacted informally by the Pacific Regional Office of the SEC in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The SEC or its staff has made no indication that any violations of the law have occurred. We cooperated fully with this inquiry in 2006 and responded to the inquiry in writing in 2006. There was no further inquiry in 2007 or 2008.
ITEM 2. DESCRIPTION OF PROPERTY
The Company entered into a lease agreement on January 24, 2006 and relocated its office and laboratory effective May 1, 2006. All subsidiary personnel relocated to the new offices as well. The new offices consist of approximately 5,880 square feet, and are located at 171 North Altadena Drive, Suite 101, Pasadena, California 91107. The base rent during the second year of the five-year lease agreement is $10,902 per month. Prior to May 1, 2006, the Company leased approximately 1,832 square feet of office and laboratory space at 2400 Lincoln Ave., Altadena, California 91001. Total rent expense for all locations for the year ended December 31, 2007 was approximately $126,000.

ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were submitted to a vote of the majority of common security holders during the fourth quarter of 2007:
On December 7, 2007, a majority of the common stockholders of the Company and the Board of Directors of the Company voted to amend the Company’s Articles of Incorporation and increase the number of shares of authorized common stock from eight hundred million (800,000,000) shares to one billion five hundred million (1,500,000,000) shares. The par value of the common stock remains at one tenth of one cent ($0.001).
On December 7, 2007, a majority of the common stockholders of the Company and the Board of Directors of the Company approved an amendment to the Company’s 2005 Stock Incentive Plan (the “Plan”) to correct certain language in the Plan regarding the size of the shares authorized in the Plan.
On December 7, 2007, a majority of the common stockholders of the Company and the Board of Directors of the Company voted to reprice all outstanding stock options held by all employees and directors and a portion of outstanding stock options held by consultants. The stock options were repriced to the closing price of the Company’s common stock on December 7, 2007 which was $0.075 per share. In accordance with the 2005 Plan, the repriced exercise price to employees that are 10% or greater shareholders is 10% higher, or an exercise price of $0.0825 per share.
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
The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTC Bulletin Board. The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$2.45	$0.71
Second Quarter	$1.99	$0.51
Third Quarter	$1.10	$0.41
Fourth Quarter	$0.85	$0.56
Fiscal year ended December 31, 2007:
First Quarter	$0.66	$0.39
Second Quarter	$0.58	$0.25
Third Quarter	$0.27	$0.12
Fourth Quarter	$0.15	$0.05
Holders
As of March 20, 2008, there were approximately 46 shareholders of record of the Company’s Common Stock.

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
Equity Compensation Plan
Our discussion regarding the Company’s and its subsidiary DMFCC’s equity compensation plans under which the Company’s and DMFCC’s equity securities are authorized for issuance are discussed under the section titled “Equity Compensation Plan Information” under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

On December 10, 2007, the Company issued to a vendor 5,077 unregistered shares of the Company’s common stock in exchange for consulting services valued at $406 on the date of issuance.  In addition, on December 21, 2007, the Company issued to vendors 250,000 shares of the Company’s common stock in exchange for consulting services valued at $15,000 on the date of issuance.  The shares issued to these vendors were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these vendors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each vendor was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes with out view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to the vendors, and no underwriting or selling commissions were paid in connection with these share issuances.

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
The Company operates through its ownership in subsidiaries Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”), and Ionfinity LLC (“Ionfinity”). As of December 31, 2007, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 73.9% of eCARmerce Inc., an inactive company that sold patents in the areas of interactive radio technology (the “eCARmerce Patents”) in 2007 to Viatech Communication LLC for net proceeds to the Company of approximately $240,000 based on its ownership percentage. The Company retains a worldwide, non-exclusive license under the eCARmerce Patents. The sale of the eCARmerce Patents and patent applications represented the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by March 31, 2008. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.

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
VIASPACE Security has generated revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting in 2007 and 2006. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the inputs method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
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

Fiscal Year 2007 Compared to Fiscal Year 2006
Results From Operations
Revenues
Revenues were $553,000 and $962,000 for the years ended December 31, 2007 and 2006, respectively, a decrease of $409,000. Ionfinity incurred lower revenues of $287,000 on its U.S. Government contracts due to the completion of these contracts. VIASPACE Security recorded a decrease in revenues of $187,000 and lower billings in 2007 as compared to the same period of 2006 due to the completion of a contract it has with L-3 Communications for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. DMFCC recorded revenues of $65,000 during the year ended December 31, 2006 from the sale of fuel cell cartridges and recorded $13,000 in revenues from the completion of fuel cell cartridge work for a customer in 2007. VIASPACE recorded revenues in 2007 of $117,000 for the year ended December 31, 2007 and zero for the same period in 2006 related to the sales of its ViaSensor HS-1000 humidity sensors. Initial sales of the humidity sensors began in 2007 as a new product line.
Cost of Revenues
Costs of revenues were $439,000 and $766,000 for the years ended December 31, 2007 and 2006, respectively, a decrease of $327,000. An increase in cost of revenues related to VIASPACE’s humidity sensor sales was offset by a decrease in cost of revenues at Ionfinity and VIASPACE Security as reduced labor, subcontractor and consulting costs were incurred due to lower recorded revenues.
Research and Development
Research and development expenses were $1,559,000 and $1,020,000 for the years ended December 31, 2007 and 2006, respectively, an increase of $539,000. The increase relates primarily to an increase in payroll and payroll benefit costs of $220,000 as the Company hired additional employees in its DMFCC and VIASPACE Security subsidiaries to perform engineering and research and development activities. At December 31, 2007, the Company had 9 employees performing engineering and research and development activities. The amount of research and development costs incurred by consultants to the Company increased $95,000 from 2006 to 2007 due primarily to VIASPACE Security using consultants with specialized expertise required for its research and development projects.
Stock compensation expenses incurred by Company research and development employees and consultants increased by $308,000 during the year ended December 31, 2007 as compared with the same period in 2006 primarily because of the Company’s increased issuances of stock to its research and development employees and consultants in lieu of cash compensation. Other research and development costs, net, decreased by $84,000 in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6,198,000 and $5,395,000 for the years ended December 31, 2007 and 2006, respectively, an increase of $803,000. This is primarily due to higher stock compensation expense of $1,261,000 related to stock option compensation expense for stock options granted to employees and consultants as well as stock compensation expense related to restricted stock issued to employees and consultants in lieu of cash compensation. Stock compensation expense related to warrants decreased by $243,000 during 2007 as compared to 2006 as the warrant agreement with Synthetica expired on August 16, 2007. Payroll related expenses decreased by $117,000 in 2007 as compared to 2006 due to the Company compensating employees with stock compensation in lieu of cash compensation. At December 31, 2007, the Company had 9 selling, general and administrative employees.
Consulting fees decreased by $306,000 in 2007 attributable to the decreased use of consultants in this period as compared to the same period in 2006. The Company’s legal fees increased $161,000 due to increased costs associated with patent filing and financing efforts. Accounting fees increased $67,000 due to increased audit and audit-related fees incurred. Recruiting costs decreased by $111,000 as the Company hired new employees in 2006 and incurred higher employee placement fees and incurred lower recruitment costs in 2007. Rent increased by $33,000 as the Company moved into larger offices in May 2006 to accommodate its larger employee base and to have laboratory facilities. Other selling, general and administrative expenses, net, increased by $58,000 during 2007. We expect selling, general and administrative expenses will continue to increase in the future as we seek to expand our business.

Other Income (Expense), Net
Interest Expense
Interest expense decreased by $3,012,000 from 2006 to 2007. As discussed in Note 8 to the consolidated financial statements, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Board Opinion No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity.
Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by Cornell Capital Partners, LP (“Cornell”) on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. At the time of the conversion, Cornell received a reset to its outstanding warrants and Gilford Securities received an additional grant of warrants. In addition, Cornell was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in Statement of Operations for the period ended March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”.
Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 in 2007 and $3,073,000 in 2006, or a decrease of $1,690,000. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000 in 2007. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000 in 2007. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, for the period ended March 31, 2007, made an in adjustment to the fair value of derivatives of $16,000. Effective April 1, 2007, the Company was no longer required to account for the fair value of derivatives as further explained in Note 8 to the consolidated financial statements.
Interest Income
Interest income decreased $38,000 for the year ended December 31, 2007 in comparison to the same period in 2006 as the Company has maintained lower cash balances in 2007.
Gain on Sale of Marketable Securities
During the year ended December 31, 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its ownership in shares of ViaLogy plc. The Company also recorded a gain on the sale of marketable securities of $497,000 in 2007 related to the sale of some shares the Company owns in Cantronics. The details of these sales can be found in Note 4 in the footnotes to the accompanying consolidated financial statements. There were no realized gains on the sale of marketable securities in 2006.
Gain on Sale of Patents
As explained in Note 6, on July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income.

Liquidity and Capital Resources
Net cash used in operating activities was $3,733,000 and $4,219,000 for the years ended December 31, 2007 and 2006, respectively, a decrease in cash used of $486,000. The Company’s net loss from operations increased from $6,219,000 to $7,643,000 from 2006 to 2007, an increase of $1,424,000. Of this increase, $1,569,000 is related to an increase in stock option compensation expense for stock options granted to employees and consultants as well as stock issued to employees and consultants in lieu of cash compensation. The remaining decrease of $145,000 was due to an increase in other research and development costs of $231,000, a net decrease in other selling, general and administrative expenses of $458,000 and a decrease in gross profit of $82,000 from 2006 to 2007.
Net cash provided by financing activities during the year ended December 31, 2007 was $1,783,000. Net cash proceeds received from Cornell Capital Partners, LP (“Cornell”) was $910,800 received during March 2007 as discussed in detail in Note 8 to the consolidated financial statements. During 2007, the Company received $600,000 of loan proceeds from La Jolla Cove Investors, Inc. related to a promissory note issued by the Company, as described more fully in Note 9. The Company also entered into a Promissory Note agreement with a private party for $250,000 as described in Note 9. Payments on long-term debt totaled $29,000 during 2007. The Company also received $50,000 from the sale of shares of common stock to a private party and $1,000 from the exercise of warrants by Cornell.
We have incurred substantial losses during the years ended December 31, 2007 and in 2006. Although the Company is seeking to raise additional financing, no additional signed agreements have been entered into for additional investment and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations as of December 31, 2007:

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$71,000	$30,000	$41,000	$—	$—
Operating lease obligations (b)	$487,000	$134,000	$353,000	$—	$—

(a)	The annual payments of principal and interest on the notes payable owed to the Community Development Commission are discussed in Note 9 to the consolidated financial statements.

(b)	On May 1, 2006, the Company relocated its office and laboratory space to a new location in Pasadena, California and entered into a five year lease. Future minimum lease payments are noted.
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

On March 15, 2006, VIASPACE entered an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to SHINE. VIASPACE has agreed to pay Caltech royalties from the sale or licensing of software or license products related to the agreement. It provides for the following minimum royalties to Caltech: $25,000 due February 1, 2008 and every year thereafter.
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
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of December 31, 2007.
ITEM 7. FINANCIAL STATEMENTS
See the Company’s audited financial statements on pages F-1 through F-34.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On October 17, 2007, the Audit Committee of the Board of Directors of the Company approved the dismissal of Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) as the Company’s independent registered public accounting firm effective as of that date. Also on that date, the Audit Committee approved the engagement of Goldman Parks Kurland Mohidin LLP (“GPKM”) as the Company’s independent registered public accounting firm.
The audit report of SLGG on the Company’s financial statements for 2005 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of SLGG on the Company’s financial statements for 2006 did contain a qualified opinion as to the Company’s ability to continue as a going concern.
In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2006 and 2005, and in the subsequent interim periods through October 17, 2007, there were no disagreements with SLGG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the matter of such disagreements in their reports.
The Company engaged GPKM as its new independent registered public accounting firm as of October 17, 2007. During the Company’s two most recent fiscal years and the subsequent interim period through October 17, 2007, neither the Company nor anyone on its behalf has consulted with GPKM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by GPKM that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

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
Management’s Annual Report on Internal Control over Financial Reporting. Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on such assessment, they have concluded that as of December 31, 2007, our internal controls over financial reporting was effective.
This annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007.
ITEM 8B. OTHER INFORMATION
Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a) Executive Officers
The Company’s named executive officers as of December 31, 2007 include the Chief Executive Officer, Chief Financial Officer, and Vice President/Chief Operating Officer. In addition, two additional officers of the Company’s subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) are included in accordance with disclosure requirements.
Carl Kukkonen, Ph.D.
•	Age 62
•	Principal Occupation
•	Chief Executive Officer and Director of the Company – June 2005 to present
•	Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of the Company – 2001 to present
•	Chief Executive Officer and Director, VIASPACE Security Inc., a subsidiary of the Company – 2002 to present
•	Chief Executive Officer and Director, Ionfinity LLC, a subsidiary of the Company – 2001 to present
•	Prior Business Experience
•	Co-founder and Chief Executive Officer, ViaSpace Technologies LLC (predecessor of the Company) – 1998 to 2005
•	Director of the Center for Space Microelectronics Technology and Manager of Supercomputing, Caltech NASA Jet Propulsion Laboratory – 1984 to 1998

•	Principal Research Engineer, Ford Motor Company – 1977 to 1984
•	Education
•	BS in physics from the University of California at Davis

•	MS and Ph.D. in physics from Cornell University

•	Post-doctoral fellow at Purdue
Amjad S. Abdallat
•	Age 46
•	Principal Occupation
•	Vice President Business Development, Chief Operating Officer and Director of the Company – June 2005 to present
•	President, Chief Operating Officer and Director, VIASPACE Security Inc., a subsidiary of the Company – 2002 to present

•	Director, Direct Methanol Fuel Cell Corporation – 2001 to present

•	Director, Ionfinity LLC, a subsidiary of the Company – 2001 to present
•	Prior Business Experience
•	Co-founder, Vice President and Chief Operating Officer, ViaSpace Technologies LLC (predecessor of the Company) – 1998 to 2005
•	Business Development, Marketing and Program Capture, Hewlett-Packard Company – 1989 to 1998
•	Business Development, Control Data Corporation – 1984 to 1989
•	Education
•	BS from the University of California at Berkeley
•	Master’s degree in Engineering from the University of Missouri
Stephen J. Muzi
•	Age 44
•	Principal Occupation
•	Chief Financial Officer, Treasurer and Secretary of the Company – June 2005 to present
•	Prior Business Experience
•	Controller, ViaSpace Technologies LLC (predecessor of the Company) – 2000 to 2005

•	Controller, SpectraSensors, Inc., a spun-off former subsidiary of the Company – 2003 to 2005
•	Controller, ViaLogy Corp., a spun-off former subsidiary of the Company – 2003 to 2005
•	Consultant to Direct Methanol Fuel Cell Corporation, VIASPACE Security Inc. and Ionfinity LLC, subsidiaries of the Company — 2004 to 2005
•	Corporate Controller, Assistant Controller and Senior Corporate Financial Analyst, Southwest Water Company, a NASDAQ company and provider of water and wastewater services – 1988 to 2000
•	Senior Auditor, BDO Seidman – 1985 to 1987
•	Education
•	BS degree from Rochester Institute of Technology
•	MBA from the State University of New York at Buffalo
•	Certified Public Accountant
Joseph C. McMenamin
•	Age 60
•	Principal Occupation
•	Vice President Operations and Testing, DMFCC – November 2006 to present
•	Prior Business Experience
•	Vice President Operations, SpectraSensors, Inc., a spun-off former subsidiary of the Company – 2001 to 2006
•	Business Unit Manager, Accufab Systems (now ATS Oregon). A developer of precision automated manufacturing equipment that acquired Chemwest Systems’ System Division – 1999 to 2001
•	Director of Operations, Chemwest Systems, a manufacturer of automated equipment for the semiconductor industry – 1997 to 1999
•	President, Paragon Environmental Systems, a manufacturer of equipment for cleaning gasoline contaminated soil and water – 1991 to 1997
•	Vice President of Engineering, Custom Engineered Materials, Inc., a manufacturer of pollution control equipment for the semiconductor industry – 1988 to 1990
•	Engineering Manager, ATEQ Corporation, a manufacturer of semiconductor photolithography equipment – 1984 to 1988
•	Director of Solid State Physics, J.C. Schumacher Co., a manufacturer of chemicals and chemical delivery equipment for the semiconductor industry – 1978 to 1984

•	Xerox, Palo Alto Research Center – 1975 to 1978
•	Education
•	BA and MS degrees in Physics, University of Pennsylvania

•	Ph.D. Applied Physics, Stanford University
Gary Miller
•	Age 46
•	Principal Occupation
•	Vice President Business Development, DMFCC – March 2006 to present
•	Prior Business Experience
•	Vice President Supplier and Technology Management, Aurora Labs Inc. – June 2005 to March 2006
•	Chief Consultant, Grant County Economic Development Council – August 2004 to June 2005
•	Consultant, Vmedia Research – March 2003 to March 2005
•	Advisor to Chairman, Proview International – February 2003 to June 2004
•	Director of OEM Sales, Asia, Universal Electronics – February 2003 to February 2004
•	Consultant to Director of Brand Licensing, Motorola Libertyville – November 2002 to February 2003
•	Director of OEM Sales, Asia, DataPlay Inc. – October 2000 to October 2002
•	Sales and Business Development Director, Tokai Precision America Inc. – April 1996 to September 2000
•	Education
•	BA, Economics – University of California at Irvine
•	MBA, General Management with emphasis on strategic planning and operations – University of Colorado at Boulder

(b) Directors
The Company’s directors are as follows:
Carl Kukkonen – See background in Item 9 (a) under Executive Officers
Amjad S. Abdallat – See background in Item 9 (a) under Executive Officers
General Bernard P. Randolph
•	Age 74
•	Director Since: April 19, 2006
•	Committee Memberships of Company
•	Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes
•	Principal Occupation
•	Senior Consultant to Science Applications International Corporation (SAIC) Space Air and Information Group (SAIG)
•	Other Directorships
•	Board of Defense Acquisition University in Fort Belvoir, Virginia
•	Prior Business Experience
•	Senior Consultant in the Space Air and Information Group, Space Systems Engineering Division
•	Senior Consultant to the Aerospace Corporation

•	35 years of service in the United States Air Force retiring with Rank of General
•	Final Air Force assignment was as Commander of the Air Force Systems Command charged with the development and procurement of all major defense systems for the Air Force
•	Key technology management positions in Air Force including: Vice Commander of the Warner Robins Air Logistics Center; Vice Commander and Deputy Commander of Space Systems acquisition at the Air Force’s Space Division; Director of Space Systems and Command, Control and Communications in the Office of the Deputy Chief of Staff; Research, Development and Acquisition at Air Force Headquarters; and program director for such major space systems as the Air Force Satellite Communications Program and Space Defense Program
•	TRW Space and Electronics Group in Redondo Beach, California dual line and staff roles including as Vice President and General Manager of the Defense Communications Division and Vice President and Special Assistant to the Group General Manager
•	Member of the Defense Science Board in DoD pursuing adoption of cost saving commercial procurement practices
•	Member of the Defense Intelligence Agency Scientific advisory Board
•	Consultant for the Institute for Defense Analyses
•	Member of the Advisory Board for Lincoln Laboratory at Massachusetts Institute of Technology
•	Education
•	Degree in chemistry from Xavier University (New Orleans, Louisiana)

•	Bachelor’s and master’s degrees in electrical engineering from the University of North Dakota

•	Master’s degree in business administration from Auburn University

•	Honorary doctorate of engineering from the University of North Dakota
Angelina Galiteva
•	Age 41
•	Director Since: April 28, 2006
•	Committee Memberships of Company
•	Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes
•	Principal Occupation

•	Chairperson of the World Council for Renewable Energy (WCRE) specializing in strategic issues related to renewable energy, environmental, energy efficiency and overall sustainable policy programs for public and private entities

•	Founder and Principal of New Energy Options, Inc.
•	Other Directorships
•	Member of Board of Directors of American Distributed Generation, Inc. and TECOGEN
•	Prior Business Experience
•	Prior to July 2003, Executive Director-Strategic Planning, for the City of Los Angeles Department of Water and Power (LADWP) responsible for managing the Departments’ Corporate Environmental Services Business Unit as well as all LADWP’s Green LA Programs and New Technology Initiatives
•	Prior to 1997, worked for the California Independent System Operator and Power Exchange Trusts and Corporations and for the New York Power Authority on conservation, renewable energy and air quality initiatives
•	Education
•	Attorney with a JD and Masters’ of Law Degrees in Environmental and Energy Law from Pace University School of Law, New York
Nobuyuki Denda
•	Age 60
•	Director Since: August 28, 2006
•	Committee Memberships of Company
•	None
•	Independent Director: No
•	Principal Occupation
•	Founder, President and CEO of Denda Associates, a provider of consulting services for domestic and overseas firms, formed in 2001 and currently supporting the following foreign companies in gaining entry into the Japan market including Polyfuel, Peregrine Semiconductor and Canesta
•	Founder, Chairman and CEO of Trusted Solutions Corporation, a spun-off entity from Denda Associates, that provides information management solutions
•	Other Directorships
•	Board Member – MITI-affected corporation “Personal Computer Users’ Application Technology Association”

•	Executive Committee Member – American Electronics Association- Japan
•	Prior Business Experience
•	Joined Intel Japan Corp. in 1971 and served as CEO of Intel Japan - 1997 to 2001. During career with Intel, also served as General Manager of Marketing, General Manager of Sales, Executive Vice President and Operating Group Vice President

•	Played key role in the birth and development of Sony’s PC (VAIO) business
•	Education
•	Nihon University – Department of Science & Engineering
Rick Calacci
•	Age 55
•	Director Since: February 1, 2007
•	Committee Memberships of Company
•	None
•	Independent Director: Yes
•	Principal Occupation
•	President of Access Sales Group, a provider of national coverage for “Best in Class”, “Variable Cost” and “Outsourcing Solution” sales, marketing and management services to meet the dynamic ever changing needs of the retail channel for vendor partners.
•	Other Directorships
•	None

•	Prior Business Experience
•	General Manager / Sr. Vice President of Sales and Market for Hannspree California, Inc., a developer, manufacturer and distributor of LCD display technologies – 2005 to 2006
•	President of Moxell Technology, Inc., a Motorola consumer electronics licensee for displays, recording media, connectivity, IT and related accessory products in the Americas and Europe – 2003 to 2005
•	Senior Executive Vice President / Group General Manager – Consumer Electronics of Sharp Electronics Corporation, a leading global consumer electronics and home appliances company – 2001 to 2003
•	Vice President Sales of Toshiba America Consumer Products, a leading global consumer electronics and computer company from 1995 to 2001. Served in other roles as Regional General Manager, Central Zone Vice President and Western Sales Group Vice President – 1984 to 1995
•	Sales Manager positions with Pioneer Video, Inc. and Sony Corporation of America - 1977 to 1983
•	Education
•	Business program, Northern Illinois University and Rock Valley Junior College.
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
Committees of the Board of Directors
Audit Committee. On October 20, 2005, our Board of Directors established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the Board of Directors serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-B. The Company intends to identify and recruit a suitable candidate to serve as the audit committee financial expert during 2008.
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

ITEM 10. EXECUTIVE COMPENSATION
The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended December 31, 2007 and 2006. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President/Chief Operating Officer. In addition, two additional officers of the Company’s subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) are included in the tables in accordance with disclosure requirements.
SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($) (1)	($)	($)	($) (2)	($) (3)	($)

Carl Kukkonen Chief Executive	2007	288,567	—	—	169,919	13,717	472,203
Officer	2006	262,333	85,000	—	—	12,491	359,824

Amjad S. Abdallat Vice President, Chief	2007	220,000	—	—	169,919	—	389,919
Operating Officer	2006	200,000	55,000	—	—	—	255,000

Stephen J. Muzi Chief Financial Officer,	2007	165,000	—	—	620,539	—	785,539
Treasurer and Secretary	2006	150,000	27,000	—	534,694	—	711,694

Joseph C. McMenamin Vice President of	2007	140,938	—	41,250	64,477	—	246,665
Operations and Testing	2006	15,019	—	—	5,894	—	20,913

Gary Miller Vice President of	2007	101,188	—	44,258	34,784	—	180,230
Businesvs Development	2006	100,401	—	—	25,226	—	125,627

(1)	Dr. McMenamin was hired by DMFCC on November 28, 2006. Mr. Miller was hired by DMFCC on March 13, 2006. Amounts shown in column (c) for Dr. McMenamin represent salary payments paid to him in 2006. Amounts shown in (c) for Dr. Kukkonen represent total salary paid to him by the Company and its subsidiaries.

(2)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year ended December 31, 2007 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer. The amount shown includes awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 7 to the Company’s audited financial statements for the fiscal year ended December 31, 2007. There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever by realized.

(3)	Amounts shown column (g) represent additional compensation paid to Dr. Kukkonen for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan).
Narrative Disclosure to Summary Compensation Table
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

Report on the Repricing of Any Options or Stock Appreciation Rights
On December 7, 2007, a majority of the common stockholders of the Company and the Board of Directors of the Company voted to reprice all outstanding stock options held by all employees and directors and a portion of outstanding stock options held by consultants. The stock options were repriced to the closing price of the Company’s common stock on December 7, 2007 which was $0.075 per share. This included outstanding stock options for all existing non-employee directors and named executive officers. In accordance with the 2005 Plan, the repriced exercise price to employees that are 10% or greater shareholders including Dr. Kukkonen and Mr. Abdallat is 10% higher, or an exercise price of $0.0825 per share.
Stock Option Grants
The following table provides information on stock options granted in 2007 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.
VIASPACE INC.
GRANTS OF PLAN-BASED AWARDS

(a)	(b)	(c)	(d)	(e)	(f)	(g)
All Other
			Option			Grant
			Awards:			Date Fair
			Number of	Exercise or	Closing	Value of
			Securities	Base Price of	Price on	Stock
		Board	Underlying	Option	Grant	Option
		Approval	Options	Awards	Date	Awards
Name	Grant Date	Date	(#) (1)	($/Sh.)	($)(2)	($) (3)

Carl Kukkonen	—	—	—	—	—	—
Amjad S. Abdallat	—	—	—	—	—	—
Stephen J. Muzi	12/10/07	12/10/07	250,000	0.08	0.08	17,768
Joseph C. McMenamin	12/10/07	12/10/07	100,000	0.08	0.08	7,107
Gary Miller	12/10/07	12/10/07	35,000	0.08	0.08	2,487
Gary Miller	4/06/07	4/06/07	35,000	0.075	0.36	2,487

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options vest over 48 months and become exercisable in accordance with the following: 25% vested after 12 months with remaining 75% monthly over the following 36 months. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	The closing price of the stock option granted to Mr. Miller on April 6, 2007 was $0.36 per share. On December 7, 2007, a majority of the common stockholders of the Company and the Board of Directors of the Company voted to reprice all outstanding stock options held by all employees and directors. The stock options were repriced to the closing price of the Company’s common stock on December 7, 2007 which was $0.075 per share. As a result, the stock option grant to Mr. Miller was repriced to $0.075 per share.

(3)	Column (g) represents the aggregate SFAS No. 123(R) values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the SFAS No. 123(R) value.

Stock Awards
During 2007, Mr. McMenamin and Mr. Miller received shares of the Company’s common stock issued pursuant to an existing Form S-8 Registration Statement in lieu of cash compensation. The value for the shares to Mr. McMenamin and Mr. Miller were $41,250 and $44,258, respectively, and were issued with no restrictions or holding period in place.
Outstanding Equity Awards at Fiscal Year End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on December 31, 2007.
VIASPACE INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2007

(a)	(b)	(c)	(d)	(e)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option Exercise
	Options (#)	Options (#)	Price	Option Expiration
Name	Exercisable	Unexercisable	($) (1)	Date
Carl Kukkonen	250,000	750,000	$0.0825	12/12/16
Amjad S. Abdallat	250,000	750,000	0.0825	12/12/16
Stephen J. Muzi	625,000	375,000	0.075	10/20/15
Stephen J. Muzi	125,000	375,000	0.075	12/12/16
Stephen J. Muzi	—	250,000	0.08	12/10/17
Joseph C. McMenamin	108,333	291,667	0.075	11/28/16
Joseph C. McMenamin	—	100,000	0.08	12/10/17
Gary Miller	30,625	39,375	0.075	3/21/16
Gary Miller	—	35,000	0.075	4/06/17
Gary Miller	—	35,000	0.08	12/10/17

(1)	On December 7, 2007, a majority of the common stockholders of the Company and the Board of Directors of the Company voted to reprice all outstanding stock options held by all employees and directors. The stock options were repriced to the closing price of the Company’s common stock on December 7, 2007 which was $0.075 per share. In accordance with the 2005 Plan, the repriced exercise price to employees that are 10% or greater shareholders is 10% higher, or an exercise price of $0.0825 per share.
There were no shares of the Company’s common stock acquired during 2007 upon the exercise of the options.

Direct Methanol Fuel Cell Corporation Option Plan
As explained in Note 7 to the Company’s consolidated financial statements, the Company’s subsidiary, Direct Methanol Fuel Cell Corporation (“DMFCC”) also has in place an equity-based stock option plan that allows for the grant of stock options to employees, directors and consultants.
There were no grants of securities underlying options granted in 2007 by DMFCC to the Company’s Named Executive Officers.
There were no shares of DMFCC common stock acquired during 2007 upon the exercise of options by the Company’s Named Executive Officers.
The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers in Direct Methanol Fuel Cell Corporation on December 31, 2007.
DIRECT METHANOL FUEL CELL CORPORATION
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2007

(a)	(b)	(c)	(d)	(e)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option Exercise
	Options (#)	Options (#)	Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
Carl Kukkonen	1,000,000	—	$0.005	4/18/12
Amjad S. Abdallat	—	—	—	—
Stephen J. Muzi	30,000	—	0.05	11/22/12
Stephen J. Muzi	36,458	13,542	0.05	1/14/15
Joseph C. McMenamin	—	—	—	—
Gary Miller	—	—	—	—

Director Compensation
The following chart summarizes the annual compensation for the Company’s non-employee directors during 2007.
Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
	Fees	Stock		All Other
	Earned	Awards	Option	Compensation	Total
Name	($)	($)	Awards ($) (1)	($)	($)
General Bernard P. Randolph	$13,750	—	$193,968	—	$207,718
Angelina Galiteva	12,250	—	264,535	—	276,785
Nobuyuki Denda	11,000	—	210,461	—	221,461
Rick Calacci	11,500	—	117,975	—	129,475

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for the year ended December 31, 2007 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer. The amount shown includes awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 7 to the Company’s audited financial statements for the fiscal year ended December 31, 2007. There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever be realized.
Narrative Disclosure to Director Compensation Table
Compensation of Non-employee Directors
Directors who are not Company employees are compensated for their service as a director as shown in the chart below:
Schedule of Director Fees
December 31, 2007

Compensation Item	Amount ($)

Annual Retainer (paid in quarterly installments)	$10,000
Per Board Meeting Fee (attendance in person)	1,000
Per Board Meeting Fee (attendance by teleconference)	500
Per Committee Meeting Fee (attendance in person or by teleconference)	250
Appointment Fee Upon Election to Board of Directors	2,500
Non-qualified stock options	(1)(2)

(1)	On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion as Administrator).

(2)	For non-employee outside Board members that have served on the Board for at least six months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably generally over four years (or such other vesting period as determined by the Board in its discretion as Administrator).

Stock Options Granted to Directors
On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion as Administrator) effective on the date of appointment (or such other date as determined by the Board in its discretion as Administrator). The price of the option is the closing market price on the date of grant, generally vesting over four years for which the Board member holds office (or such other vesting period as determined by the Board in its discretion as Administrator). The Board in its discretion as Administrator granted to Mr. Calacci non-qualified stock options to purchase 1,000,000 shares on February 1, 2007, his date of appointment to the Board.
In addition, for non-employee outside Board members that have served on the Board for at least 6 months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably generally over four years (or such other vesting period as determined by the Board in its discretion as Administrator). Further, the Board in its discretion as Administrator of the Plan may make additional grants of non-qualified stock options to non-employee directors at any time. During 2007, 250,000 additional stock options were granted to General Randolph, Ms. Galiteva, Mr. Denda and Mr. Calacci.
Non-employee Directors may also be granted other awards, as referred to in the 2005 Stock Incentive Plan, by the Board in its discretion as Administrator of the Plan such as Stock Appreciation Rights, Dividend Equivalent Rights, Restricted Stock, Performance Unit or Performance Shares. No awards of this kind were granted to any non-employee Director in 2007.
Directors of the Company, who are employees of the Company or of a related company, do not receive additional compensation for their services as Directors. During 2007, Dr. Kukkonen, CEO and Mr. Abdallat, Vice President and Chief Operating Officer did not receive additional compensation for their services as Directors.
Retirement Plans
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and VIASPACE Security. The 401(k) Plan allows employees to make employee contributions up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.
Termination of Employment Arrangements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Pursuant to this agreement, in the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2008 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2008 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.

			Total Number
			of Shares and
	Number of	Exercisable	Exercisable	Percent of
	Shares	Options	Options	Class of
	Beneficially	Beneficially	Beneficially	Common
Name	Owned	Owned (a)	Owned	Stock (b)
Directors:
Carl Kukkonen, CEO (c)	59,317,017	354,167	59,671,184	14.6%
Amjad S. Abdallat, Vice President (d)	39,690,000	354,167	40,044,167	9.8%
General Bernard P. Randolph	—	520,833	520,833	0.1%
Angelina Galiteva	—	520,833	520,833	0.1%
Nobuyuki Denda	—	437,500	437,500	0.1%
Rick Calacci	—	312,500	312,500	0.1%

Other Named Officers:
Stephen J. Muzi	—	906,250	906,250	0.2%
Joseph C. McMenamin	—	150,000	150,000	*
Gary Miller	—	46,667	46,667	*

All Named Executive Officers and Directors as a group (9 persons)	99,007,017	3,602,917	102,609,934	25.0%

Other 5% Owners:
SNK Capital Trust (e)	61,204,286	—	61,204,286	15.0%
Sandeep Gulati (f)	38,500,000	—	38,500,000	9.4%

*	Represents less than 1%.

(a)	Includes options that become exercisable on or before May 20, 2008.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 20, 2008 and the number of options of the beneficial owner that are exercisable on or before May 20, 2008.

(c)	4,941,174 of shares were gifted to family members and others since the date of last report.

(d)	Does not include 7,295,000 shares of common stock held by individual irrevocable trusts of Mr. Abdallat’s children that Mr. Abdallat disclaims beneficial ownership in.

(e)	The address of SNK Capital Trust is c/o Gaye Knowles, Trustee, SNK Capital Trust, Second Floor, Cafe Skans Building, Bay Street, Nassau, Bahamas. On April 10, 2006 SNK Capital Trust agreed to lock-up its shares until April 9, 2011. Under the signed lock-up agreement, SNK will not offer, sell, contract to sell, pledge, or otherwise dispose of any shares or securities convertible into or exchangeable or exercisable for any shares, enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the shares. SNK Capital Trust retains voting rights in the common shares.

(f)	Mr. Gulati is a former director of the Company and a former officer of VIASPACE Security Inc.

Equity Compensation Plans
The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2007.
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders for VIASPACE	17,903,625	$0.30	14,153,266
Equity compensation plans approved by security holders for DMFCC	1,396,000	0.02	604,000
Equity compensation plans not approved by security holders	—	—	—

Total	16,549,500		20,585,500

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
The above table represents the Company’s position as to the number of warrants outstanding. The Company has included 5,763,625 warrants for Cornell in the table above. Cornell has notified the Company that they are entitled to a reset of the number of warrants outstanding and the exercise price of the warrants outstanding (the “Warrant Reset Claim”). Cornell claims that they have 35,819,400 warrants outstanding at an exercise price of $0.0502 per share as of December 31, 2007. The Company disputes Cornell’s Warrant Reset Claim. Using Cornell’s contention for purposes of full disclosure would increase the number of securities to be issued upon exercise of outstanding options, warrants and rights from 17,903,625 shares as shown in the table above to 47,959,400 shares. The weighted-average exercise price of outstanding options, warrants and rights would decrease from $0.30 per share as shown in the table above to $0.07 per share. Cornell has claimed that when the Company sold shares of common stock at prices below their exercise price, then they are entitled to a reset in the exercise price and the number of options which is allowed in the warrant agreement for subsequent qualified sales of the Company’s common stock. The Company’s position is that the subsequent sales of common stock entered into by the Company referred to by Cornell were non-qualified sales and thus Cornell is not entitled to a reset in the number of warrants or the exercise price of the warrants. The dispute remains outstanding as of the filing date of this Form 10-KSB.
Changes in Control Arrangements
No change in control arrangements existed at December 31, 2007.

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
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of December 31, 2007 and 2006, $1,000 and $1,500, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the years ended December 31, 2007 and 2006, $24,000 and $61,000, respectively, were billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2008. The $10,000 owed to Dr. Gulati is included in related party payable as of December 31, 2007 and 2006, respectively, in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of December 31, 2007 and 2006, respectively, an amount of $7,500 due to ViaLogy plc for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2008. The Company sold its complete ownership in ViaLogy plc during 2007 as discussed in Note 4.
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
At December 31, 2007 and 2006, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of December 31, 2007 and 2006, zero and $7,900, respectively, is included as a related party payable in the accompanying consolidated balance sheet.
Director Independence
Our board of directors has determined that it currently has three members who qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. — Marketplace Rule 4200. The independent directors are: General Bernard P. Randolph, Ms. Angelina Galiteva and Mr. Rick Calacci.

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

2.4	Acquisition Agreement between Global-Wide Publication Ltd. and Rino Vultaggio dated May 19, 2005 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on June 23, 2005).

2.5	Share Purchase Agreement between Global-Wide Publication Ltd. and Robert Hoegler dated May 19, 2005 (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed on June 23, 2005).

3.1(i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

3.2(i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).

3.3(i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

3.4(i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

3.5(i)
Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

3.6(i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).

3.7(i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).

3.8(i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).

3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).

10.1
Employment Agreement dated October 14, 2004 between Direct Methanol Fuel Cell Corporation and Dr. Carl Kukkonen (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005).

10.2	Consulting Agreement between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 22, 2005).

10.3	Warrant No. 1 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 22, 2005).

10.4	Warrant No. 2 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 22, 2005).

Exhibit
Number	Description of Exhibit

10.5	Warrant No. 3 between VIASPACE Inc. and Synthetic/A/(America) Ltd., dated August 16, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on August 22, 2005)

10.6
Direct Methanol Fuel Cell Corporation 2002 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

10.7	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).

10.7A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).

10.7B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).

10.7C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).

10.8	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).

10.9	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).

10.10	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).

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

10.18
Nonexclusive Software License Agreement between Arroyo Sciences, Inc. and California Institute of Technology dated June 19, 2003. (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-KSB filed on March 30, 2007).

10.19
Nonexclusive Software License Agreement between Arroyo Sciences, Inc. and California Institute of Technology dated September 28, 2004. (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-KSB filed on March 30, 2007).

10.20
Software License Agreement between VIASPACE Inc. and California Institute of Technology dated March 15, 2006. (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-KSB filed on March 30, 2007).

10.21	Stock Purchase Agreement with SNK Capital Trust dated March 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 3, 2006).

Exhibit
Number	Description of Exhibit

10.22	Share Lock-Up Agreement with SNK Capital Trust dated April 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 13, 2006).

10.23
License Agreement between Direct Methanol Fuel Cell Corporation and California Institute of Technology dated May 9, 2006 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-KSB filed on March 30, 2007).

10.24	Purchase order from L3 Communications to Arroyo Sciences, Inc. dated June 8, 2006 (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-KSB filed on March 30, 2007).

10.25	Lease with Pasadena Business Park, LLC dated January 10, 2006, effective beginning May 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 14, 2006).

10.26	Ionfinity contract with US Navy dated August 1, 2006 (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-KSB filed on March 30, 2007).

10.27	Ionfinity contract with US Army dated August 14, 2006 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-KSB filed on March 30, 2007).

10.28	Ionfinity contract with US Air Force dated September 30, 2006 (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-KSB filed on March 30, 2007).

10.29	Consulting Agreement between VIASPACE Inc. and Denda Associates Co., Ltd. dated October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2006).

10.30	Securities Purchase Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 8, 2006).

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

10.38	Securities Purchase Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 13, 2007).

10.39	Registration Rights Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 13, 2007).

10.40	Termination Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 13, 2007).

Exhibit
Number	Description of Exhibit

10.41	Promissory Note dated September 10, 2007 between the Company and Rhino Steel Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 11, 2007).

10.42	Promissory Noted dated October 18, 2007 between the Company and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2007).

10.43	Form of Stock Purchase Agreement between the Company and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 2, 2007).

10.44	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).

10.45	Service and Support Agreement dated February 28, 2008 between the Company and Arroyo Support Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 5, 2008).

14.1
VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

21	* List of subsidiaries of Company.

23.1	* Consent of Goldman Parks Kurland Mohidin LLP dated March 28, 2008.

23.2	* Consent of Singer Lewak Greenbaum & Goldstein LLP dated March 28, 2008.

31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Confidential treatment approved by the Securities and Exchange Commission on March 2, 2007. Exhibit 10.13 received approval for confidential treatment through October 26, 2019. Exhibit 10.14 received approval for confidential treatment through November 10, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company changed independent accounting firms on October 17, 2007 from Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) to Goldman Parks Kurland Mohidin LLP.

	Years Ended December 31,
	2007	2006
Audit Fees	$231,717	$133,683
Audit-Related Fees	60,636	72,484
Tax Fees	12,525	16,000
All Other Fees (1)	—	13,593

	$304,878	$235,760

(1)	Includes fees paid to SLGG during 2006 for performing agreed upon procedures concerning a review of public statements concerning the Company’s business.
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
Prior to the engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 28, 2008

Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 28, 2008

Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ AMJAD S. ABDALLAT	Director	March 28, 2008
Amjad S. Abdallat

/s/ GENERAL BERNARD P. RANDOLPH	Director	March 28, 2008
General Bernard P. Randolph

/s/ ANGELINA GALITEVA	Director	March 28, 2008
Angelina Galiteva

/s/ NOBUYUKI DENDA	Director	March 25, 2008
Nobuyuki Denda

/s/ RICK CALACCI	Director	March 26, 2008
Rick Calacci

ITEM 7. FINANCIAL STATEMENTS
VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
VIASPACE Inc.
We have audited the accompanying consolidated balance sheets of Viaspace, Inc, and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations. In addition, At December 31, 2007, the Company has an accumulated deficit of $19,941,000 and a shareholders’ deficit of $507,000. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Goldman Parks Kurland Mohidin LLP
Encino, California
March 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
VIASPACE Inc.
Pasadena, California
We have audited the consolidated balance sheet of VIASPACE Inc. (the “Company”) and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. and subsidiaries as of December 31, 2006, and the result of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. general accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. In addition, the Company has an accumulated deficit of $11,032,000 and a shareholders’ deficit of $3,199,000. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 30, 2007

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$608,000	$1,861,000
Accounts receivable, net of allowance for doubtful accounts of zero and $21,000 in 2007 and 2006, respectively	108,000	231,000
Marketable securities, available for sale	78,000	419,000
Inventory	43,000	—
Other prepaid expenses and other current assets	161,000	99,000

TOTAL CURRENT ASSETS	998,000	2,610,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $177,000 and $106,000 in 2007 and 2006, respectively	155,000	207,000

OTHER ASSETS:
Deferred financing and offering costs	—	777,000
Intellectual property, net of accumulated amortization of $198,000 and $40,000 in 2007 and 2006, respectively	217,000	375,000
Other assets	13,000	30,000

TOTAL OTHER ASSETS	230,000	1,182,000

TOTAL ASSETS	$1,383,000	$3,999,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$257,000	$286,000
Accrued expenses	313,000	260,000
Current portion of long-term debt	30,000	29,000
Current portion of convertible debenture, net of discounts	—	250,000
Warrant and consultant stock option derivatives	—	20,000
Loan	250,000	—
Related party payable	185,000	193,000

TOTAL CURRENT LIABILITIES	1,035,000	1,038,000

LONG-TERM LIABILITIES:
Convertible debenture and embedded derivatives	—	2,407,000
Warrant and consultant stock option derivatives, net of current portion	—	3,106,000
Deferred rent	9,000	20,000
Long-term debt, net of current portion	291,000	71,000

TOTAL LONG-TERM LIABILITIES	300,000	5,604,000

TOTAL LIABILITIES	1,335,000	6,642,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	55,000	56,000

	555,000	556,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 316,452,598 and 292,512,205 issued and outstanding in 2007 and 2006, respectively	316,000	293,000
Additional paid in capital	19,040,000	7,104,000
Accumulated other comprehensive loss	78,000	436,000
Accumulated deficit	(19,941,000)	(11,032,000)

Total stockholders’ (deficit)	(507,000)	(3,199,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,383,000	$3,999,000

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
REVENUES
Government contracts	$123,000	$410,000
Commercial contracts	430,000	552,000

Total revenues	553,000	962,000
COST OF REVENUES	439,000	766,000

GROSS PROFIT	114,000	196,000
OPERATING EXPENSES
Research and development	1,559,000	1,020,000
Selling, general and administrative expenses	6,198,000	5,395,000

Total operating expenses	7,757,000	6,415,000

LOSS FROM OPERATIONS	(7,643,000)	(6,219,000)
OTHER INCOME (EXPENSE)
Interest income	47,000	85,000
Interest expense	(3,527,000)	(6,539,000)
Gain on sale of marketable securities	716,000	—
Gain on sale of patents	114,000	—
Adjustments to fair value of derivatives	1,383,000	3,073,000

Total other income (expense)	(1,267,000)	(3,381,000)

LOSS BEFORE MINORITY INTEREST	(8,910,000)	(9,600,000)
Minority interest income in consolidated subsidiaries	1,000	(1,000)

NET LOSS	$(8,909,000)	$(9,601,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST—Basic and diluted	$(0.03)	$(0.03)
Minority interest in consolidated subsidiaries	*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	303,670,085	290,157,082

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(8,909,000)	$(9,601,000)
Other Comprehensive Income:
Unrealized holding gain on securities	358,000	436,000
Less reclassification adjustment for realized gain on securities included in net loss	(716,000)	—

Net unrealized holding gain (loss) on securities	(358,000)	436,000

COMPREHENSIVE LOSS	$(9,267,000)	$(9,165,000)

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Accumulated
			Additional	Other
			Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE, DECEMBER 31, 2005	284,506,430	$285,000	$2,200,000	$—	$(1,431,000)	$1,054,000
Net loss					(9,601,000)	(9,601,000)
Other comprehensive income:
Unrealized holding gain on securities				436,000		436,000

Comprehensive loss						(9,165,000)
Common shares issued for intellectual property			393,000			393,000
Exercise of options by SNK Capital Trust	7,142,856	7,000	1,993,000			2,000,000
Stock compensation expense related to warrants			656,000			656,000
Stock compensation expense related to stock options			1,303,000			1,303,000
Reclassification of warrants to liabilities			(140,000)			(140,000)
Issuance of convertible debentures	862,919	1,000	699,000			700,000

BALANCE, DECEMBER 31, 2006	292,512,205	$293,000	$7,104,000	$436,000	$(11,032,000)	$(3,199,000)
Net loss					(8,909,000)	(8,909,000)
Other comprehensive income:
Unrealized holding gain on securities				358,000		358,000
Reclassification of realized gain on securities to net loss				(716,000)		(716,000)

Comprehensive loss						(9,267,000)
Sales of common stock to investors	5,039,264	5,000	395,000			400,000
Exercise of warrants	11,375		1,000			1,000
Stock compensation expense related to warrants			414,000			414,000
Stock compensation expense related to stock options			2,218,000			2,218,000
Shares issued to consultants, employees and vendors for services	7,440,346	7,000	841,000			848,000
Restructuring of convertible debentures financing from Cornell Capital into equity and the issuance of common shares to Cornell Capital	11,449,408	11,000	8,067,000			8,078,000

BALANCE, DECEMBER 31, 2007	316,452,598	$316,000	$19,040,000	$78,000	$(19,941,000)	$(507,000)

See accompanying notes to consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,909,000)	$(9,601,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	71,000	38,000
Amortization of intangible assets	158,000	36,000
Amortization of discount related to conversion feature of debentures	354,000	250,000
Bad debt expense	—	21,000
Stock option and warrant compensation expense	2,630,000	1,959,000
Stock compensation expense related to restricted stock issued	850,000	—
Change in fair value of derivatives	(1,383,000)	(3,073,000)
Non-cash interest expense related to convertible debentures debt discount write off	2,096,000	6,244,000
Non-cash interest expense related to loss on conversion of debentures	953,000	—
Non-cash interest expense related to convertible debentures that was forgiven	50,000	—
Non-cash interest expense related to deferred financing costs	58,000	—
Gain on sale of marketable securities	(716,000)	—
Deferred financing costs	—	(55,000)
(Increase) decrease in:
Accounts receivable	123,000	(181,000)
Inventory	(43,000)	—
Prepaid expenses and other current assets	(62,000)	(59,000)
Increase (decrease) in:
Accounts payable	(29,000)	118,000
Unearned revenue	—	(100,000)
Accrued expenses and other	75,000	197,000
Related party payable	(8,000)	(18,000)
Minority interest	(1,000)	5,000

Net cash used in operating activities	(3,733,000)	(4,219,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(19,000)	(224,000)
Proceeds from gain on sale of marketable securities	716,000	—

Net cash provided by (used in) investing activities	697,000	(224,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures, net of cash fees paid	—	2,201,000
Exercise of stock options by SNK Capital Trust	—	2,000,000
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	911,000	—
Proceeds from loan	850,000	—
Payments on long-term debt	(29,000)	(27,000)
Proceeds from sale of common stock	50,000	—
Proceeds from exercise of warrants	1,000	—

Net cash provided by financing activities	1,783,000	4,174,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,253,000)	(269,000)
CASH AND CASH EQUIVALENTS, Beginning of period	1,861,000	2,130,000

CASH AND CASH EQUIVALENTS, End of period	$608,000	$1,861,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,000	$10,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Financing for 2007:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by Cornell Capital Partners as part of the conversion of convertible debentures into common stock equity.
•	Embedded derivative liabilities of $1,651,000 were converted to equity.

•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.
•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.
•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.
•	Convertible debentures with a face value of $2,700,000 were converted to equity.
Supplemental Disclosure of Non-Cash Financing for 2006:
•	On November 2, 2006, 5,775,000 of warrants were granted to Cornell Capital Partners valued at $4,165,000.
•	On November 2, 2006 and November 29, 2006, an aggregate of 360,000 warrants were granted to Gilford Securities valued at $262,000.
•	On November 2, 2006, due to the derivative nature of the convertible debt transaction, 95,000 consultant stock options were recorded as a liability and the remaining term valued at $62,000.
•	On November 2, 2006, due to the derivative nature of the convertible debt transaction, 1,000,000 warrants original granted to Synthetica on August 16, 2005, were recorded as warrant liability and the remaining term was valued at $78,000.
•	During 2006, DMFCC issued 2,262,648 shares of its common stock to Caltech in exchange for the issuance of licenses to patents valued at $226,265.
•	During 2006, VIASPACE issued 135,000 of its common stock to Caltech and a third party in exchange for equity interests in the Company’s subsidiaries valued at $168,750.
See accompanying notes to consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
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
Basis of Presentation - The accompanying audited consolidated financial statements of VIASPACE have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the December 31, 2006 consolidated financial statements in order to conform to the December 31, 2007 consolidated financial statement presentation.

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
Accounts Receivable Allowance for Doubtful Accounts - The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability. We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy.
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At December 31, 2007, all of the Company’s marketable securities are available for sale.
Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. At December 31, 2007, inventory of $43,000 included the following components: Raw Materials - $34,000, Work-in-process - $ 0, and Finished Goods - $9,000. The Company had no inventory at December 31, 2006.
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
Deferred Financing and Offering Costs - Costs incurred in connection with the issuance of convertible debentures discussed in Note 7 including placement fees, broker fees and legal costs have been apportioned to the three tranches of convertible debentures as they were to be received. As of December 31, 2006, two tranches of convertible debentures had been received and $719,000 was apportioned to the first two tranches of convertible debentures received. This amount was originally to be used to offset proceeds of the third tranche of convertible debentures. In addition, $54,000 of financing costs were being amortized over the term of the Standby Equity Distribution Agreement discussed in Note 7. After the restructuring of the convertible debentures discussed in Note 7, $58,000 was recorded as interest expense on March 8, 2007 and $719,000 was recorded against the proceeds from the issuance of equity. The balance in deferred financing and offering costs was zero as of March 8, 2007 and December 31, 2007.
Minority Interest in Subsidiaries - Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At December 31, 2007 and December 31, 2006, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At December 31, 2007 and 2006, the Company has recorded $55,000 and $56,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
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
Research and Development - The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at December 31, 2007 and 2006, respectively:

	December 31,	December 31,
	2007	2006

U.S. Government customers	$21,000	$83,000
Commercial customers	87,000	169,000

Total accounts receivable	108,000	252,000
Less: Allowance for doubtful accounts	—	21,000

Accounts receivable, net	$108,000	$231,000

NOTE 3 — FIXED ASSETS
Fixed assets are comprised of the following at December 31, 2007 and 2006, respectively:

	December 31,	December 31,
	2007	2006

Computer equipment and software	$223,000	$204,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	332,000	313,000
Less: Accumulated depreciation	177,000	106,000

Fixed assets, net	$155,000	$207,000

Depreciation expense was $71,000 and $39,000 for the years ended December 31, 2007 and 2006, respectively.
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
On March 21, 2007, the Company received 366,718 shares of its Cantronic restricted common stock in accordance with shares held in escrow by Cantronics. On September 18, 2007, the Company received 366,719 shares of its Cantronic restricted common stock in accordance with shares held in escrow by Cantronics. During the third and fourth quarter of 2007, the Company sold all of the shares of Cantronic that were held by the Company and recorded a gain on sale of marketable securities of $716,000. The Company still has rights to 366,719 shares of Cantronic that are subject to time restrictions that will be released on March 18, 2008. As of December 31, 2007, the Company has reflected the value of these restricted shares held in escrow at $78,000, reflecting a marketable securities discount rate due to restrictions on marketability. Of the total shares in Cantronic that the Company has rights to, Caltech is entitled to receive 198,869 shares as part of a prior agreement. The Company has valued these shares owed to Caltech at $43,000 at December 31, 2007 and included this amount in accrued expenses in the consolidated balance sheet.
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
From December 31, 2006 through February 9, 2007, the Company recorded unrealized holding gains on ViaLogy plc of $91,000 in accordance with SFAS No. 115 and reported this amount in the Company’s Consolidated Statements of Comprehensive Loss. On February 9, 2007, the Company sold its complete share of ownership in ViaLogy plc and recorded a realized gain of $219,000 on that date. The Company received cash proceeds from the sale on April 11, 2007.

NOTE 5 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at December 31, 2007 and 2006, respectively:

	December 31,	December 31,
	2007	2006

Amortized intangible assets, gross:
License to patent	$380,000	$380,000
Software code and licenses to software	35,000	35,000

Total intangible assets, gross	415,000	415,000
Less: Accumulated amortization	198,000	40,000

Total intangible assets, net	$217,000	$375,000

Amortization expense was $158,000 and $36,000 for the years ended December 31, 2007 and 2006, respectively. The anticipated annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2007 and thereafter are as follows:

		Software
		Code and
	License to	Licenses to
Year	Patent	Software	Total

2008	$17,000	$5,000	$22,000
2009	17,000	5,000	22,000
2010	17,000	4,000	21,000
2011	17,000	—	17,000
2012	17,000	—	17,000
Thereafter	118,000	—	118,000

Total	$203,000	$14,000	$217,000

NOTE 6 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of December 31, 2007 and 2006, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of December 31, 2007 and 2006, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of December 31, 2007 and 2006, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
eCARmerce. As of December 31, 2007 and 2006, the Company owned 73.9% of the outstanding shares of eCARmerce. On July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company receiving $240,000 of net proceeds based on its ownership interest in eCARmerce. The remaining proceeds of $85,000 were distributed to other eCARmerce shareholders. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income. The patents and patent applications sold relate to eCARmerce’s interactive radio technology. The Company retained a worldwide, non-exclusive license under the patents. The sale of patents and patent applications represents the sale of all assets owned by eCARmerce. The Company expects to dissolve eCARmerce by March 31, 2008.

Concentric Water. As of December 31, 2007 and 2006, the Company owned 100% of the membership interests of Concentric Water.
NOTE 7— STOCK OPTIONS AND WARRANTS
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan originally provided for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. On May 18, 2006, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan, effective January 1, 2007 and each January 1 thereafter during the term of the Plan, by an additional number of shares of common stock such that the total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year. On December 7, 2007, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan, effective January 1, 2008 and each January 1 thereafter during the term of the Plan, by an additional number of shares of common stock such that the total number of shares of common stock reserved for issuance under the Plan is equal to 10% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year. On February 14, 2008, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, by an additional number of shares of common stock such that the total number of shares of common stock reserved for issuance under the Plan is equal to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year. As of February 14, 2008, the maximum number of shares which may be issued in the Plan was 36,000,000 as a result of this provision.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 11,516,000 shares were available for future grant at December 31, 2007. During the year ended December 31, 2007, the Company granted 3,837,500 stock options to employees, directors and consultants to purchase common shares with exercise prices ranging from $0.08 to $0.60. During this same period, 155,000 stock options were cancelled due to employees terminating employment with the Company.
Effective June 1, 2007, the Company put in place a cash conservation plan whereby the Company has entered into agreements with certain employees and consultants to pay them a portion of their salary or consulting payment in shares of common stock of the Company as opposed to payments in cash. For the year ended December 31, 2007, the Company issued 5,183,334 shares of common stock under the Plan to employees and consultants for services provided to the Company under this cash conservation plan. In addition, the Company issued 118,800 shares of common stock under the Plan to two former holders of DMFCC stock options in exchange for the cancellation of their rights in stock options they held in DMFCC. Finally, during the year ended December 31, 2007, the Company issued 28,610 shares of common stock under the Plan to a former employee as a severance payment. The common stock issued in these instances under the Plan was with no restrictions or holding period required. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant and totaled $413,000 for the year ended December 31, 2007.

On December 7, 2007, a majority of the shareholders of the Company and the Board of Directors of the Company approved a measure to reprice existing stock options for all employees, all directors and selected consultants to the closing price of the Company’s common stock on December 7, 2007 which was $0.075 per share.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors and consultants during the year ended December 31, 2007 and 2006, the fair value was estimated at the date of grant using the following range of assumptions:

	December 31,	December 31,
	2007	2006
Risk free interest rate	3.80% - 5.12%	4.32% - 5.06%
Dividends	0%	0%
Volatility factor	116.45% - 125.13%	116.47% - 136.3%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% - 6%	0% - 9%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended December 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	7,613,500	$1.12
Granted	2,948,500	0.08
Exercised	—	—
Forfeited	(155,000)	1.55

Outstanding at December 31, 2007	10,407,000	$0.08	9.4	$—

Exercisable at December 31, 2007	2,790,625	$0.08	8.9	$—

The weighted-average grant date fair value of stock options granted to employees and directors for the year ended December 31, 2007 was $0.49 per share. The Company recorded $2,061,000 of compensation expense for employee and director stock options during the year ended December 31, 2007. At December 31, 2007, there was a total of $4,711,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years. At December 31, 2007, the fair value of options vested for employees and directors was $145,000. There were no options exercised during 2007.
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

The weighted-average grant date fair value of stock options granted to employees and directors during 2006 was $0.96 per share. The Company recorded $1,210,000 of compensation expense for employee and director stock options during the year ended December 31, 2006. At December 31, 2006, there was a total of $5,787,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of 9.4 years. During the year ended December 31, 2006, the fair value of options vested for employees and directors was $266,000. There were no options exercised during 2006.
Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended December 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	220,000	$0.86
Granted	889,000	0.23
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	1,109,000	$0.28	6.9	$—

Exercisable at December 31, 2007	684,750	$0.33	6.9	$—

The weighted-average grant date fair value of stock options granted to consultants for the year ended December 31, 2007 was $0.40 per share. The Company recorded $153,000 of compensation expense for consultant stock options during the year ended December 31, 2007. At December 31, 2007, there was a total of $13,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 1 year. At December 31, 2007, the fair value of options vested for consultants was $35,000. There were no options exercised during 2007.

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

The weighted-average grant date fair value of stock options granted to consultants during 2006 was $0.68 per share. The Company recorded $93,000 of compensation expense for consultant stock options during the year ended December 31, 2006. At December 31, 2006, there was a total of $53,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. This cost is expected to be recognized over a weighted average period of approximately 6 months. During the year ended December 31, 2006, the fair value of options vested for consultants was $72,000. There were no options exercised during 2006.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of December 31, 2007, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the year ended December 31, 2007, DMFCC issued no stock options. DMFCC uses the Black-Scholes option pricing model to calculate the fair market value of each option granted. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options that are issued, the fair value of each option grant is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.
The following table summarizes activity in the DMFCC Option Plan for the period ended December 31, 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	1,581,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(185,000)	.05

Outstanding at December 31, 2007	1,396,000	$.02	6.9	$185,000

Exercisable at December 31, 2007	1,328,438	$.02	6.9	$178,000

DMFCC recorded $1,500 of compensation expense for employee, director and consultant stock options for the year ended December 31, 2007. At December 31, 2007, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. There were no options exercised during 2007. During the year ended December 31, 2007, two holders of 135,000 stock options in DMFCC cancelled their rights in DMFCC stock options in exchange for the issuance of 118,800 shares of VIASPACE common stock.

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

DMFCC recorded less than $1,000 of compensation expense for employee, director and consultant stock options during the year ended December 31, 2006. At December 31, 2006, there was a total of $1,700 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan.
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
For the year ended December 31, 2007 and 2006, the Company recorded warrant compensation expense of $413,000 and $656,000, respectively, related to these warrants based on valuing these warrants using the Black Scholes method. The following assumptions were used to calculate the warrant stock compensation expense: discount rate 4.36%, volatility of Company’s common stock 55.89%, term of 2 years, and an annual rate of dividends of zero. On August 16, 2007, the warrants expired under the terms of the original agreement.
The following is a table of warrants outstanding to Synthetica Ltd. as of December 31, 2007 and 2006, respectively, at an exercise price of $4.00 per share:

	December 31,	December 31,
	2007	2006

Synthetica Warrants	—	1,000,000

NOTE 8 — RESTRUCTURING OF CONVERTIBLE DEBENTURES AND STANDBY EQUITY DISTRIBUTION AGREEMENTS
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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the Company allocated the entire amount of proceeds received between the embedded derivatives within the debt agreement and the finance warrants issued based on their relative fair values in accordance with applicable accounting literature. As a result, no amounts were allocated to the debt agreement; therefore, the entire face value of the debt of $2,700,000 (as of December 31, 2006) was being accreted as additional interest expense over the expected term of the debt (approximately 1.4 years) in accordance with Accounting Principles Board Opinion (“APB”) No. 21. During the fourth quarter of 2006, the Company recognized interest expense of $250,000 related to the accretion of these debt discounts.
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

		Adjustment to
	Balance at	Fair Value of	Balance at	Restructuring	Balance
	December 31,	Derivatives at	March 8,	of Debt on	at March 31,
Adjustment to Fair Value of Derivatives	2006	March 8, 2007	2007	March 8, 2007	2007

Embedded Derivatives	$2,407,000	$(756,000)	$1,651,000	$(1,651,000)	$—
Warrant Derivative	3,052,000	(610,000)	2,442,000	(2,442,000)	—
Adjustment to Fair Value of Derivatives included in other (income) expense	—	$(1,366,000)	$4,093,000	—	—
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
Warrants to Cornell and Gilford
As of December 31, 2007 and 2006, respectively, the following is a table of warrants outstanding to Cornell and Gilford:

	December 31,	December 31,
	2007	2006

Cornell No. 1	1,488,625	1,500,000
Cornell No. 2	2,000,000	2,000,000
Cornell No. 3	885,000	885,000
Cornell No. 4	790,000	790,000
Cornell No. 5	600,000	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	—

	6,387,625	6,135,000

The above table represents the Company’s position as to the number of warrants outstanding. Cornell has notified the Company that they are entitled to a reset of the number of warrants outstanding and the exercise price of the warrants outstanding. Cornell claims that they have 35,819,400 warrants outstanding at an exercise price of $0.0502 per share as of December 31, 2007 as opposed to the 5,763,625 warrants the Company has included in the above table for Cornell. Cornell has claimed that when the Company sold shares of common stock at prices below their exercise price, then they are entitled to a reset in the exercise price and the number of options, which is allowed in the warrant agreement for subsequent qualified sales of the Company’s common stock. The Company’s position is that the subsequent sales of common stock entered into by the Company referred to by Cornell were non-qualified sales and thus Cornell is not entitled to a reset in the number of warrants or the exercise price of the warrants. The dispute remains outstanding as of the filing date of this Form 10-KSB.

NOTE 9 — OTHER LONG-TERM DEBT
Loans
Rhino Steel Manufacturing Ltd.
On September 10, 2007, the Company issued a Promissory Note (the “Rhino Note”) to Rhino Steel Manufacturing Ltd., company organized under the laws of the British Virgin Islands, and a shareholder of the Company, in the aggregate principal amount of $250,000. The Rhino Note is due and payable on the earlier of (a) December 10, 2007 (the “Maturity Date”) or (b) the occurrence of an Event of Default as defined in the Rhino Note, provided, however, that the Rhino Note Holder at its option on or after the Maturity Date, may convert this Rhino Note into another three-month Rhino Note under the same terms and conditions as this Note. Interest shall accrue at a rate of ten percent (10%) per annum and shall not be due and payable until the earliest of (i) the Maturity Date or (ii) the occurrence of an Event of Default. The Company may voluntarily prepay this Rhino Note in whole or in part at any time and from time to time without penalty, together with interest accrued on the amount prepaid through the date of the prepayment. The Rhino Note is unsecured and does not encumber any assets of the Company.
The original due date of the Rhino Note was December 10, 2007. The due date of the Rhino Note was extended until July 10, 2009 after agreement by both parties. The Rhino Note is included in Long-Term Liabilities in the accompanying Consolidated Balance Sheet at December 31, 2007.
La Jolla Cove Investors, Inc.
On October 18, 2007, the Company issued a Promissory Note (the “LJC Note”) to La Jolla Cove Investors, Inc. (“La Jolla”) in the aggregate principal amount of $300,000. The LJC Note is due and payable on the earlier of (a) 60 days following the date of the issuance of the LJC Note, or (b) the occurrence of an Event of Default as defined in the LJC Note. Interest shall accrue at a rate of four and three-quarters percent (4.75%) per annum and shall be due and payable on the 15th day of each month following the month of issuance. The Company may voluntarily prepay the LJC Note in whole or in part at any time and from time to time without penalty, together with interest accrued on the amount prepaid through the date of the prepayment. The LJC Note is unsecured and does not encumber any assets of the Company.
Pursuant to the terms of the LJC Note, La Jolla will also fund, in exchange for the simultaneous issuance by the Company of promissory notes in the same form as this LJC Note, $300,000 upon each date that is 30, 60, 90, 120 and 150 days after the date of issuance of this LJC Note (the “Additional Fundings”); provided however, that in the event that La Jolla does not fund the amounts associated with any or all of the Additional Fundings within 10 business days of the date such amounts would otherwise be due, La Jolla shall pay an amount equal to $50,000 (the “Non-Funding Penalty”) to the Company. Upon the payment of the Non-Funding Penalty to the Company, the La Jolla shall have no further obligations or duties under this LJC Note or any promissory note associated with Additional Fundings, if any, provided however, that the Company shall remain obligated and bound by the terms and conditions of this LJC Note and the promissory notes issued in connection with any Additional Funding, if any, including without limitation any obligation to repay any sums delivered in connection with such promissory notes. The Company’s sole and exclusive remedy in the event that La Jolla fails to fund any or all of the Additional Fundings shall be the right of the Company to receive the Non-Funding Penalty from the La Jolla. Each promissory note delivered in connection with an Additional Funding will have a maturity date that is 60 days from the date of issuance and will bear interest at a rate of four and three-quarters percent (4.75%) per annum.
The Company received two payments on the LJC Note of $300,000 each on October 18, 2007 and November 20, 2007. During 2007, the Company repaid $350,000 from the proceeds generated by the Company by selling shares of the Company’s common stock to La Jolla as discussed in Note 11. As of December 31, 2007, the Company owes $250,000 to La Jolla which is shown in Current Liabilities on the accompanying Consolidated Balance Sheet.
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

Summary of Long-Term Debt
Long-term debt is comprised of the following at December 31, 2007 and December 31, 2006, respectively:

	December 31,	December 31,
	2007	2006
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$21,000	$34,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	50,000	66,000

Rhino Steel Note, with interest at 10% due July 10, 2009	250,000	—

Total Long-term Debt	321,000	100,000
Less Current Portion	30,000	29,000

Net Long-term Debt	$291,000	$71,000

NOTE 10 — DERIVATIVE LIABILITIES RELATED TO WARRANTS AND STOCK OPTIONS
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

NOTE 11 — STOCKHOLDERS’ EQUITY
Preferred Stock
On October 12, 2006, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of preferred stock from 5,000,000 shares to 10,000,000 shares. The par value of the preferred stock is $0.001. There were zero shares outstanding of preferred stock as of December 31, 2007 and 2006.
Common Stock
On October 12, 2006, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of common stock from 400,000,000 shares to 800,000,000 shares. On December 7, 2007, the Board of the Directors of the Company and a majority of the common stockholders of the Company voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of common stock from 800,000,000 shares to 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
There were 284,506,430 shares of common stock outstanding as of December 31, 2005. In March 2006, the Company issued 7,142,856 shares of common stock to SNK Capital Trust as discussed in Note 8. In November 2006, the Company issued 850,592 shares to Cornell and 12,327 shares to Newbridge Securities as part of a financing arrangement as discussed in Note 8. There were 292,512,205 shares of common stock outstanding as of December 31, 2006.
On March 9, 2007, as part of the financing arrangement discussed in Note 8, the Company issued 11,449,408 shares of Common Stock to Cornell. Effective June 1, 2007, the Company put in place a cash conservation plan whereby the Company has entered into agreements with certain employees and consultants to pay them a portion of their salary or consulting payment in shares of common stock of the Company as opposed to payments in cash. In addition, the Company paid certain of its vendors shares of the Company’s common stock instead of cash for services rendered. For the year ended December 31, 2007, the Company issued 5,702,027 shares of common stock under the Plan to employees and consultants for services provided to the Company under this cash conservation plan. In addition, the Company issued 118,800 shares of common stock under the Plan to two former holders of DMFCC stock options in exchange for the cancellation of their rights in stock options they held in DMFCC. The Company issued 28,610 shares of common stock under the Plan to a former employee as a severance payment. The common stock issued in these instances under the Plan had no restrictions or holding period required. During 2007, 1,590,909 shares were issued to the Company’s vendors in exchange for services. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant.
During 2007, 11,375 shares were issued to Cornell related to their exercise of warrants. During 2007, the Company issued 4,531,547 shares to La Jolla generating gross proceeds of $350,000 which was used to repay the La Jolla Note discussed in Note 9. In addition, the Company issued 507,717 shares to a private investor for gross proceeds of $50,000. As of December 31, 2007, there were 316,452,598 shares of Common Stock outstanding.
NOTE 12 — INCOME TAX
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued zero for interest and penalties at December 31, 2007. As of the date of these financial statements, the 2005, 2004, and 2003 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the years ended December 31, 2007 or 2006 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

At December 31, 2007, the Company had net Federal and State net operating loss carry forwards of approximately $8,798,000 and $8,719,000, respectively, as compared to $5,569,000 and $5,499,000 net Federal and State net operating loss carry forwards, respectively, at December 31, 2006. The net operating loss carry forwards may be applied against future taxable income and expire through 2027. The utilization of net operating loss carry forwards may be limited if changes occur in the Company’s ownership under the provisions of the Internal Revenue Code and similar state provisions.
The Company is required to pay certain minimum franchise taxes based on the Company’s State of incorporation. These franchise taxes are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and were $5,000 and $7,000 in 2007 and 2006, respectively.
The amount of any ultimate realization of the benefits from the net operating loss carry forwards for income tax purposes is dependent in part upon the tax laws in effect, the future earnings of the Company and other events. In accordance with SFAS No. 109, due to uncertainty regarding the realization of net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore no deferred tax asset has been recognized for the loss carry forwards. A reconciliation of the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 2007 and 2006 follows:

	2007	2006
Statutory Federal income tax rate	34%	34%
State income taxes (net of Federal benefit)	3%	5%
Permanent differences	(13%)	(3%)
Other items	—	(2%)
Valuation allowance	(24%)	(34%)

Effective income tax rate	0%	0%
The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$3,775,000	$2,380,000
Stock compensation expense	1,523,000	650,000
Interest expense related to derivative securities	—	2,675,000
Change in fair value of derivative securities	—	(1,316,000)
Amortization expense	169,000	101,000
Other	28,000	23,000
Less: Valuation Allowance	(5,111,000)	(4,198,000)

Total deferred tax assets	384,000	315,000

Deferred Tax Liability:
State taxes	(384,000)	(315,000)

Total deferred tax liability	(384,000)	(315,000)

Net deferred tax assets	$—	$—

Note 13 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and VIASPACE Security. The 401(k) Plan allows employees to make employee contributions up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.

Note 14 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the year ended December 31, 2007, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
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
(iii) VIASPACE: Under its VIASPACE Energy division established in 2007, VIASPACE is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
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
Information on reportable segments for the years ended December 31, 2007 and 2006 is shown below:

	2007	2006

Revenues:
DMFCC	$13,000	$65,000
VIASPACE Security	300,000	487,000
Ionfinity	123,000	410,000
VIASPACE	117,000	—

Total Revenue	$553,000	$962,000

Income (Loss) From Operations:
DMFCC	$(1,546,000)	$(1,652,000)
VIASPACE Security	(1,364,000)	(824,000)
Ionfinity	(8,000)	5,000
VIASPACE	(352,000)	—

Loss From Operations by Reportable Segments	(3,270,000)	(2,471,000)
Corporate Administrative Costs	(1,692,000)	(1,789,000)
Corporate Stock Compensation and Warrant Expense	(2,681,000)	(1,959,000)

Loss From Operations	$(7,643,000)	$(6,219,000)

	December 31,	December 31,
	2007	2006

Assets:
DMFCC	$316,000	$343,000
VIASPACE Security	120,000	286,000
Ionfinity	146,000	202,000
VIASPACE / Corporate	801,000	3,168,000

Total Assets	$1,383,000	$3,999,000

For the year ended December 31, 2007, the Company had two customers whose recognized revenues exceeded 10% of consolidated revenues. These included L3 Communications’ of $300,000 (54% of revenues) and the US Air Force of $75,000 (14% of revenues).
NOTE 15 — NET LOSS PER SHARE
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
The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2007 and 2006 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2007	2006

Stock Options	11,516,000	7,833,500
Warrants	6,387,625	7,135,000
Convertible Debentures	—	2,959,442
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2007 and 2006, respectively:

	2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(8,909,000)	$(9,601,000)

Denominator:
Weighted average shares of common stock outstanding	303,670,085	290,157,082

Net loss per share of common stock, basic and diluted	$(0.03)	$(0.03)

NOTE 16 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of December 31, 2007 and 2006, $1,000 and $1,500, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the year ended December 31, 2007 and 2006, $24,000 and $61,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.

Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006. Dr. Gulati is expected to be paid in 2008. The $10,000 owed to Dr. Gulati is included in related party payable as of December 31, 2007 and 2006, respectively, in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of December 31, 2007 and 2006, respectively, an amount of $7,500 due to ViaLogy plc for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2008. The Company sold its complete ownership in ViaLogy plc during 2007 as discussed in Note 4.
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
At December 31, 2007 and 2006, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of December 31, 2007 and 2006, zero and $7,900, respectively, is included as a related party payable in the accompanying consolidated balance sheet.
Note 17 — COMMITMENTS AND CONTINGENCIES
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
On March 15, 2006, VIASPACE entered an exclusive software license agreement for certain fields of use with Caltech for executable code and source code pertaining to SHINE. VIASPACE has agreed to pay Caltech royalties from the sale or licensing of software or license products related to the agreement. It provides for the following minimum royalties to Caltech: $25,000 due February 1, 2008 and every year thereafter.
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
Leases
Until April 30, 2006, the Company leased office and laboratory space on a month-to-month basis. On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease are as follows:

Years Ended
Fiscal Year	December 31,

2008	$134,000
2009	138,000
2010	142,000
2011	73,000

Total minimum lease payments	$487,000

Rent expense charged to operations for the years ended December 31, 2007 and 2006 was $126,000 and $93,000, respectively.
The annual installment of principal and interest on the notes payable owed to the Community Development Commission discussed in Note 9 for each of the five fiscal years subsequent to December 31, 2007 and thereafter are as follows:

Fiscal Year	Principal	Interest	Total

2008	$30,000	$3,000	$33,000
2009	41,000	1,000	42,000
Thereafter	—	—	—

Total	$71,000	$4,000	$75,000

Litigation
The Company is not party to any legal proceedings at the present time.

Note 18 — FINANCIAL ACCOUNTING DEVELOPMENTS
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.
Note 19 — GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss, negative cash flows from operations and a stockholders’ deficit which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2009. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.
Note 20 — SUBSEQUENT EVENTS
On February 28, 2008, the Company and E2 Corp. (“E2”) entered into a one year Service and Support Agreement (the “E2 Agreement”) whereby E2 will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company will be outsourcing a portion of its personnel to E2 effective March 1, 2008. In consideration of performance of such services, the Company shall pay E2 an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times fifteen percent (15%). Within ten days of the agreement date, the Company agreed to pay E2 an amount equal to a nine month cost estimate of $1,080,000 as a Retainer. The Company paid the Retainer of $1,080,000 in 16,875,000 shares of the Company’s common stock registered under an existing registration statement on Form S-3 .The Company agreed to pay all Monthly Invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option.
On February 28, 2008, the Company and ASG Support Group, Inc. (“ASG”) entered into a one year Service and Support Agreement (the “ASG Agreement”) whereby ASG will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company will be outsourcing a portion of its personnel to ASG effective March 1, 2008. In consideration of performance of such services, the Company shall pay ASG an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times ten percent (10%). Within ten days of the agreement date, the Company agreed to pay ASG an amount equal to a nine month cost estimate of $612,000 as a Retainer. The Company paid the Retainer of $612,000 in 9,562,500 unregistered shares of the Company’s common stock. The Company agreed to pay all Monthly Invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option.

Exhibit Index

Exhibit
Number	Description of Exhibit
21	* List of subsidiaries of Company.

23.1	* Consent of Goldman Parks Kurland Mohidin LLP dated March 28, 2008.

23.2	* Consent of Singer Lewak Greenbaum & Goldstein, LLP dated March 28, 2008.

31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith