Form 10-Q
period 2008-03-31
VIASPACE Inc.
filed 2008-05-15
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
(626) 768-3360
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 451,853,705 shares of $0.001 par value common stock issued and outstanding as of May 9, 2008.

VIASPACE INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$279,000	$608,000
Accounts receivable, net of allowance for doubtful accounts of zero in 2008 and 2007, respectively	126,000	108,000
Marketable securities, available for sale	86,000	78,000
Inventory	47,000	43,000
Prepaid expenses	4,412,000	89,000
Other current assets	46,000	72,000

TOTAL CURRENT ASSETS	4,996,000	998,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $195,000 and $177,000 in 2008 and 2007, respectively	139,000	155,000

OTHER ASSETS:
Intellectual property, net of accumulated amortization of $204,000 and $198,000 in 2008 and 2007, respectively	211,000	217,000
Other assets	13,000	13,000

TOTAL OTHER ASSETS	224,000	230,000

TOTAL ASSETS	$5,359,000	$1,383,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$199,000	$257,000
Accrued expenses	210,000	313,000
Current portion of long-term debt	31,000	30,000
Loan	225,000	250,000
Related party payable	184,000	185,000

TOTAL CURRENT LIABILITIES	849,000	1,035,000

LONG-TERM LIABILITIES:
Deferred rent	5,000	9,000
Long-term debt, net of current portion	283,000	291,000

TOTAL LONG-TERM LIABILITIES	288,000	300,000

TOTAL LIABILITIES	1,137,000	1,335,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	53,000	55,000

	553,000	555,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 451,853,705 and 316,452,598 issued and outstanding in 2008 and 2007, respectively	452,000	316,000
Treasury stock (20,951,645 shares in 2008 and zero in 2007)	(962,000)	—
Additional paid in capital	26,360,000	19,040,000
Accumulated other comprehensive income	86,000	78,000
Accumulated deficit	(22,267,000)	(19,941,000)

Total stockholders’ equity (deficit)	3,669,000	(507,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,359,000	$1,383,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Government contracts	$9,000	$81,000
Commercial contracts	114,000	158,000

Total revenues	123,000	239,000
COST OF REVENUES	60,000	203,000

GROSS PROFIT	63,000	36,000
OPERATING EXPENSES
Research and development	575,000	391,000
Selling, general and administrative expenses	1,828,000	1,666,000

Total operating expenses	2,403,000	2,057,000

LOSS FROM OPERATIONS	(2,340,000)	(2,021,000)
OTHER INCOME (EXPENSE)
Interest income	5,000	19,000
Interest expense	(13,000)	(3,512,000)
Other income	20,000	—
Gain on sale of marketable securities	—	219,000
Adjustments to fair value of derivatives	—	1,383,000

Total other income (expense)	12,000	(1,891,000)

LOSS BEFORE MINORITY INTEREST	(2,328,000)	(3,912,000)
Minority interest loss (income) in consolidated subsidiaries	2,000	(7,000)

NET LOSS	$(2,326,000)	$(3,919,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST—Basic and diluted	$(0.01)	$(0.01)
Minority interest in consolidated subsidiaries	*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES UTSTANDING—Basic and diluted	344,175,718	295,438,165

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(2,326,000)	$(3,919,000)
Other Comprehensive Income:
Unrealized holding gain on securities	8,000	72,000
Less reclassification adjustment for realized gain on securities included in net loss	—	(219,000)

Net unrealized holding gain (loss) on securities	8,000	(147,000)

COMPREHENSIVE LOSS	$(2,318,000)	$(4,066,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total

BALANCE, DECEMBER 31, 2007	316,452,598	$316,000	$19,040,000	$—	$78,000	$(19,941,000)	$(507,000)
Net loss						(2,326,000)	(2,326,000)
Other comprehensive income:
Unrealized holding gain on securities					8,000		8,000
Reclassification of realized gain on securities to net loss							—

Comprehensive loss							(2,318,000)
Sales of common stock to investors	4,928,750	5,000	220,000				225,000
Shares issued to be sold by Company	21,276,595	21,000	957,000	(962,000)			16,000
Exercise of warrants	5,763,625	6,000	254,000				260,000
Stock compensation expense related to stock options			532,000				532,000
Shares issued to consultants, employees and vendors for services	103,432,137	104,000	5,357,000				5,461,000

BALANCE, MARCH 31, 2008	451,853,705	$452,000	$26,360,000	$(962,000)	$86,000	$(22,267,000)	$3,669,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,326,000)	$(3,919,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,000	17,000
Amortization of intangible assets	6,000	8,000
Amortization of discount related to conversion feature of debentures	—	354,000
Stock option and warrant compensation expense	532,000	673,000
Stock compensation expense related to restricted stock issued	261,000	—
Operating expenses paid in stock	881,000	—
Change in fair value of derivatives	—	(1,383,000)
Non-cash interest expense related to convertible debentures debt discount write off	—	2,096,000
Non-cash interest expense related to loss on conversion of debentures	—	953,000
Non-cash interest expense related to convertible debentures that was forgiven	—	50,000
Non-cash interest expense related to deferred financing costs	—	58,000
Gain on sale of marketable securities	—	(219,000)
(Increase) decrease in:
Accounts receivable	(18,000)	107,000
Inventory	(4,000)	—
Prepaid expenses	(3,000)	17,000
Other current assets	26,000	—
Increase (decrease) in:
Accounts payable	(58,000)	28,000
Accrued expenses and other	(107,000)	22,000
Related party payable	(1,000)	26,000
Minority interest	(2,000)	7,000

Net cash used in operating activities	(795,000)	(1,105,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(2,000)	(15,000)

Net cash used in investing activities	(2,000)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	—	911,000
Proceeds from loan	300,000	—
Proceeds from exercise of warrants	259,000	—
Payments on loans	(150,000)	—
Payments on long-term debt	(7,000)	(7,000)
Proceeds from sale of common stock	66,000	—

Net cash provided by financing activities	468,000	904,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(329,000)	(216,000)
CASH AND CASH EQUIVALENTS, Beginning of period	608,000	1,861,000

CASH AND CASH EQUIVALENTS, End of period	$279,000	$1,645,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$13,000	$2,000
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2007:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by Cornell Capital Partners, LP as part of the conversion of convertible debentures into common stock equity.

•	Embedded derivative liabilities of $1,651,000 were converted to equity.

•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.

•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.

•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.

•	Convertible debentures with a face value of $2,700,000 were converted to equity.
Supplemental Disclosure of Non-Cash Activities for 2008:
•	During the three months ended March 31, 2008, the Company issued 93,794,766 shares of the Company’s common stock for services valued on the date of issuance at $4,954,000. This amount was recorded as prepaid expenses.
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

Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the March 31, 2007 consolidated financial statements in order to conform to the March 31, 2008 consolidated financial statement presentation.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At March 31, 2008, all of the Company’s marketable securities are available for sale.
Inventory — Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. At March 31, 2008, inventory of $47,000 included the following components: Raw Materials - $42,000, Work-in-process — $ 0, and Finished Goods — $5,000. At December 31, 2007, inventory of $43,000 included the following components: Raw Materials — $34,000, Work-in-process — $ 0, and Finished Goods — $9,000.

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
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At March 31, 2008 and December 31, 2007, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At March 31, 2008 and December 31, 2007, the Company has recorded $53,000 and $55,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
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

Revenue Recognition — Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. DMFCC has recognized product revenue in past years. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
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
Product Development Revenue on Fixed-Price Contracts. In 2007, VIASPACE Security generated revenues on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ''inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue. VIASPACE Security has not recognized any revenue in 2008.
Stock Based Compensation — VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company has adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective application transition method. The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.
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
Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31,	December 31,
	2008	2007
	(Unaudited)

U.S. Government customers	$9,000	$21,000
Commercial customers	117,000	87,000

Total accounts receivable	126,000	108,000
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$126,000	$108,000

NOTE 3 — PREPAID EXPENSES
On February 28, 2008, the Company and E2 Corp. (“E2”) entered into a one-year Service and Support Agreement (the “E2 Agreement”) whereby E2 will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company will be outsourcing a portion of its personnel to E2 effective March 1, 2008. In consideration of performance of such services, the Company shall pay E2 an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times fifteen percent (15%). Within ten days of the agreement date, the Company agreed to pay E2 an amount equal to a nine month cost estimate of $1,080,000 as a retainer. The Company paid the retainer of $1,080,000 in 16,875,000 shares of the Company’s common stock registered under an existing registration statement on Form S-3. In addition, on March 31, 2008, the Company increased the retainer by $242,925 and issued an additional 4,858,500 common shares to E2. The Company agreed to pay all Monthly Invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. The value of the E2 retainer is $1,181,890 which amount is included in prepaid expenses, as explained in the stock based compensation accounting policy in Note 1, in the accompanying consolidated balance sheet at March 31, 2008.
On February 28, 2008, the Company and ASG Support Group, Inc. (“ASG”) entered into a one-year Service and Support Agreement (the “ASG Agreement”) whereby ASG will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company will be outsourcing a portion of its personnel to ASG effective March 1, 2008. In consideration of performance of such services, the Company shall pay ASG an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times ten percent (10%). Within ten days of the agreement date, the Company agreed to pay ASG an amount equal to a nine month cost estimate of $612,000 as a retainer. The Company paid the retainer of $612,000 in 9,562,500 unregistered shares of the Company’s common stock. The Company agreed to pay all Monthly Invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. The value of the ASG retainer is $440,421 which amount is included in prepaid expenses in the accompanying consolidated balance sheet at March 31, 2008.
In addition to E2 and ASG, during the three months ended March 31, 2008, the Company has entered into agreements with certain of its consultants and vendors whereby the Company issued shares of the Company’s common stock registered under an existing registration statement on Form S-3 in exchange for services to be provided to the Company. The remaining value of these agreements is $2,779,664, which is included in prepaid expenses in the accompanying consolidated balance sheet at March 31, 2008.
NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Computer equipment and software	$225,000	$223,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	334,000	332,000
Less: Accumulated depreciation	195,000	177,000

Fixed assets, net	$139,000	$155,000

Depreciation expense was $18,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively.
NOTE 5 — MARKETABLE SECURITIES
Cantronic Systems Inc.
At December 31, 2007, the Company has rights to 366,719 shares of Cantronic Systems Inc. (“Cantronic”) that were subject to time restrictions that expired on March 18, 2008 and the shares were released to the Company. As of March 31, 2008, the fair market value of these shares was $86,000. Of the total shares in Cantronic that the Company currently owns, Caltech is entitled to receive 198,869 shares as part of a prior agreement. The fair market value of these shares owed to Caltech is $47,000 at March 31, 2008 and included this amount in accrued expenses in the consolidated balance sheet.

NOTE 6 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Amortized intangible assets, gross:
License to patent	$380,000	$380,000
Software code and licenses to software	35,000	35,000

Total intangible assets, gross	415,000	415,000
Less: Accumulated amortization	204,000	198,000

Total intangible assets, net	$211,000	$217,000

Amortization expense was $6,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively. The anticipated annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2007 and thereafter is as follows:

		Software
		Code and
	License to	Licenses to
Year	Patent	Software	Total

2008	$17,000	$5,000	$22,000
2009	17,000	5,000	22,000
2010	17,000	4,000	21,000
2011	17,000	—	17,000
2012	17,000	—	17,000
Thereafter	118,000	—	118,000

Total	$203,000	$14,000	$217,000

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of March 31, 2008 and December 31, 2007, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of March 31, 2008 and December 31, 2007, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of March 31, 2008 and December 31, 2007, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
eCARmerce. As of December 31, 2007, the Company owned 73.9% of the outstanding shares of eCARmerce. During 2007, eCARmerce sold its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, of which the Company received $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company retained a worldwide, non-exclusive license under the patents. The sale of patents and patent applications represents the sale of all assets owned by eCARmerce. The Company filed to dissolve eCARmerce in March 2008.
Concentric Water. As of March 31, 2008 and December 31, 2007, the Company owned 100% of the membership interests of Concentric Water.

NOTE 8 — STOCK OPTIONS AND WARRANTS
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan originally provided for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. On February 14, 2008, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan to 99,000,000 shares. In addition, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares under the Plan are to be increased so that the maximum aggregate number of shares is equivalent to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31. The Company filed a Form S-8 Registration Statement with the SEC on April 30, 2008 registering an additional 71,000,000 shares of the Company’s common stock under the Plan. Previously, on July 12, 2006, the Company filed an S-8 Registration Statement with the SEC registering 28,000,000 shares.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 76,055,000 shares were available for future grant at March 31, 2008. During the period ended March 31, 2008, the Company granted 5,050,000 stock options to employees and advisory board members to purchase common shares with exercise prices of $0.039 per share. During this same period, 130,000 stock options were cancelled due to employees terminating employment with the Company.
For the period ended March 31, 2008, the Company issued 1,830,326 shares of common stock under the Plan to employees and consultants for services provided to the Company. The common stock issued in these instances under the Plan had no restrictions or holding period required. The stock compensation expense recorded relating to all of these share issuances was based on fair market value on the date of grant and totaled $201,000 for the period ended March 31, 2008.
On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 as allowed under SFAS No. 123.
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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors , consultants and advisory board members during the period ended March 31, 2008 and 2007, the fair value was estimated at the date of grant using the following range of assumptions:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Risk free interest rate	3.28%	4.58% – 4.84%
Dividends	0%	0%
Volatility factor	118.81%	121.45% – 125.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% – 4%	0% – 6%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended March 31, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	10,407,000	$0.08
Granted	5,050,000	0.039
Exercised	—	—
Reclassified to consultant options	(1,457,000)	0.07
Forfeited	(130,000)	0.08

Outstanding at March 31, 2008	13,870,000	$0.06	8.9	$52,500

Exercisable at March 31, 2008	3,162,708	$0.08	8.3	$—

Effective March 1, 2008, certain employees of the Company were terminated and were hired by a subcontractor of the Company. Since these former employees continue to provide consulting services to the Company while employed by the subcontractor, the stock options previously granted to these employees will continue to vest. However, since these individuals are no longer employees of the Company, the stock option type will change from being an incentive stock option to being a non-qualifying stock option. As such, as of March 31, 2008, stock options totaling 1,457,000 shares have been reclassified from the “Employee and Director Option Grants” table to the “Consultant Option Grants” table as shown in the table above.
The weighted-average grant date fair value of stock options granted to employees and directors for the period ended March 31, 2008 was $0.039 per share. The Company recorded $529,000 of compensation expense for employee and director stock options during the period ended March 31, 2008. At March 31, 2008, there was a total of $8,841,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years. At March 31, 2008, the fair value of options vested for employees and directors was $15,700. There were no options exercised during 2008.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended March 31, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	1,109,000	$0.28
Granted	—	—
Exercised	—	—
Reclassified from employee options	1,457,000	0.07
Forfeited	—	—

Outstanding at March 31, 2008	2,566,000	$0.16	8.8	$—

Exercisable at March 31, 2008	809,802	$0.16	8.8	$—

Effective March 1, 2008, certain employees of the Company were terminated and were hired by a subcontractor of the Company. Since these former employees continue to provide consulting services to the Company while employed by the subcontractor, the stock options previously granted to these employees will continue to vest. However, since these individuals are no longer employees of the Company, the stock option type will change from being an incentive stock option to being a non-qualifying stock option. As such, as of March 31, 2008, stock options totaling 1,457,000 shares have been reclassified from the “Employee and Director Option Grants” table to the “Consultant Option Grants” table as shown in the table above.
There were no stock options granted to consultants for the period ended March 31, 2008. The Company recorded $3,000 of compensation expense for consultant stock options during the period ended March 31, 2008. At March 31, 2008, there was a total of $56,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years. At March 31, 2008, the fair value of options vested for consultants was $40,000. There were no options exercised during 2008.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of March 31, 2008, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended March 31, 2008, DMFCC issued no stock options.
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
The following table summarizes activity in the DMFCC Option Plan for the period ended March 31, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	1,396,000	$.02	6.4	$185,000

Exercisable at March 31, 2008	1,354,604	$.02	6.4	$180,000

DMFCC recorded zero stock option compensation expense for the period ended March 31, 2008 and less that $1,000 for the period ended March 31, 2007. There were no options exercised during 2008.

Warrants to Cornell and Gilford
On November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornell Capital Partners, LP (“Cornell”), a Delaware limited partnership (the “Buyer” and together with the Company, the “Parties”). We agreed to issue and sell to the Buyer $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which were to be convertible into shares of our common stock. In connection with the SPA, we also issued to the Buyer (1) a warrant to purchase 1,500,000 shares of our common stock for a period of five years at an exercise price of $0.50 per share; (2) a warrant to purchase 2,000,000 shares of our common stock for a period of five years at an exercise price of $0.60 per share; (3) a warrant to purchase 885,000 shares of our common stock for a period of five years at an exercise price of $0.75 per share; (4) a warrant to purchase 790,000 shares of our common stock for a period of five years at an exercise price of $0.95 per share; and (5) a warrant to purchase 600,000 shares of our common stock for a period of five years at an exercise price of $1.15 per share (collectively, the “Cornell Warrants”). Pursuant to an engagement letter we entered into with Gilford Securities Incorporated (“Gilford”) relating to the Debentures, we issued to Gilford warrants to purchase up to 506,666 shares of our restricted unregistered common stock at $0.60 per share (the “Gilford Warrants”).
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
The delivery of the Class A and Class B Warrants pursuant to the New SPA, was satisfied by amending the exercise price of the 5,775,000 warrants to purchase common stock issued by the Company to Cornell in connection with the Securities Purchase Agreement dated November 2, 2006, and the delivery of 850,592 shares of common stock was satisfied by an issuance of 850,592 shares of common stock that was made to the Buyer in November 2006. Additional shares of common stock totaling 11,449,408 shares were issued to Cornell on March 8, 2007. Total common shares to be issued to Cornell in connection with the New SPA was 12,300,000 shares. On March 8, 2007, the Company received net proceeds of $910,800 related to the New SPA, which reflects a placement fee of 8% of the proceeds.
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
As of March 31, 2008 and December 31, 2007, respectively, the following is a table of warrants outstanding to Cornell and Gilford:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Cornell No. 1	—	1,488,625
Cornell No. 2	—	2,000,000
Cornell No. 3	—	885,000
Cornell No. 4	—	790,000
Cornell No. 5	—	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	264,000

	624,000	6,387,625

The above table represents the Company’s position as to the number of warrants outstanding. Cornell served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Form 10-KSB for the year ended December 31, 2007. Cornell claims that they are entitled to additional warrants. Cornell has claimed that when the Company sold shares of common stock at prices below their exercise price, then they are entitled to a reset in the exercise price and the number of warrants. The Company’s position is that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus Cornell is not entitled to a reset in the number of warrants or the exercise price of the warrants.

Cornell exercised 22,173 warrants on January 9, 2008 and sent $1,000 to the Company. On January 15, 2008, Cornell exercised 5,741,452 warrants and sent $258,939 to the Company. The Company’s opinion is that Cornell still owes the Company $1,531,500 since Cornell did not remit to the Company the proper exercise price for the warrants. The Company expects to respond to the complaint in May 2008.
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
The original due date of the Rhino Note was December 10, 2007. The due date of the Rhino Note was extended until July 10, 2009 after agreement by both parties. The Rhino Note is included in Long-Term Liabilities in the accompanying Consolidated Balance Sheet at March 31, 2008.
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
Pursuant to the terms of the LJC Note, La Jolla was to fund, in exchange for the simultaneous issuance by the Company of promissory notes in the same form as this LJC Note, $300,000 upon each date that is 30, 60, 90, 120 and 150 days after the date of issuance of this LJC Note (the “Additional Fundings”); provided however, that in the event that La Jolla does not fund the amounts associated with any or all of the Additional Fundings within 10 business days of the date such amounts would otherwise be due, La Jolla shall pay an amount equal to $50,000 (the “Non-Funding Penalty”) to the Company. Upon the payment of the Non-Funding Penalty to the Company, the La Jolla would have no further obligations or duties under this LJC Note or any promissory note associated with Additional Fundings, if any, provided however, that the Company shall remain obligated and bound by the terms and conditions of this LJC Note and the promissory notes issued in connection with any Additional Funding, if any, including without limitation any obligation to repay any sums delivered in connection with such promissory notes. The Company’s sole and exclusive remedy in the event that La Jolla fails to fund any or all of the Additional Fundings shall be the right of the Company to receive the Non-Funding Penalty from La Jolla. Each promissory note delivered in connection with an Additional Funding will have a maturity date that is 60 days from the date of issuance and will bear interest at a rate of four and three-quarters percent (4.75%) per annum.

The Company has received $900,000 representing three payments on the LJC Note since it was issued. We received $300,000 each on October 18, 2007, November 20, 2007 and January 4, 2008. During 2007, the Company repaid $350,000 from the proceeds generated by the Company by selling shares of the Company’s common stock to La Jolla as discussed in Note 11. During 2008, the Company repaid $175,000 from the proceeds generated by the Company by selling shares of the Company’s common stock to La Jolla. During the period ended March 31, 2008, the Company also repaid La Jolla $150,000 in cash as a repayment on the LJC Note. As of March 31, 2008, the Company owes $225,000 to La Jolla which is shown in Current Liabilities on the accompanying Consolidated Balance Sheet.
On March 25, 2008, La Jolla and the Company amended the LJC Note and entered into a Settlement Agreement and General Release (the “Settlement Agreement”). In exchange for La Jolla agreeing to extend the due date of the outstanding note balance and accrued interest until June 9, 2008, the Company agreed to waive the Non-Funding Penalty. La Jolla is under no further obligations to fund any additional amounts under the LJC Note.
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
Summary of Long-Term Debt
Long-term debt is comprised of the following at March 31, 2008 and December 31, 2006, respectively:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$18,000	$21,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	46,000	50,000
Rhino Steel Note, with interest at 10% due July 10, 2009	250,000	250,000

Total Long-term Debt	314,000	321,000
Less Current Portion	31,000	30,000

Net Long-term Debt	$283,000	$291,000

NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2008 and December 31, 2007, the number of authorized shares of the Company’s preferred stock is 10,000,000 shares. The par value of the preferred stock is $0.001. There were zero shares outstanding of preferred stock as of March 31, 2008 and December 31, 2007.
Common Stock
As of March 31, 2008 and December 31, 2007, the number of authorized shares of the Company’s common stock is 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

There were 316,452,598 shares of common stock outstanding as of December 31, 2007. For the three months ended March 31, 2008, the Company issued 103,432,137 shares of common stock under the Plan to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded based on fair market value on the date of grant. In addition, 5,763,625 shares were issued to Cornell related to their exercise of warrants. During 2008, the Company issued 3,822,556 shares to La Jolla representing fair market value of $175,000 which was used to repay the La Jolla Note discussed in Note 9. In addition, the Company issued 1,106,194 shares to a private investor for gross proceeds of $50,000. The Company issued 21,276,595 shares to the Company representing shares that were to be sold for the Company’s benefit under an existing Form S-3 Registration Statement. These shares are classified as treasury stock in the accompanying balance sheet. The Form S-3 Registration Statement expired on March 31, 2008, and 20,951,645 are to be returned to the company and voided. As of March 31, 2008, there were 451,853,705 shares of common stock outstanding.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued zero for interest and penalties at March 31, 2008. As of the date of these financial statements, the 2006, 2005, and 2004 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the three months ended March 31, 2008 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
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
Note 13 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended March 31, 2008, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
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
(iv) VIASPACE: Under its VIASPACE Energy division established in 2007, VIASPACE is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
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
Information on reportable segments for the periods ended March 31, 2008 and 2007 are shown below:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues:
DMFCC	$—	$—
VIASPACE Security	—	81,000
Ionfinity	9,000	135,000
VIASPACE	114,000	23,000

Total Revenue	$123,000	$239,000

Income (Loss) From Operations:
DMFCC	$(313,000)	$(474,000)
VIASPACE Security	(357,000)	(268,000)
Ionfinity	(4,000)	11,000
VIASPACE	(259,000)	(77,000)

Loss From Operations by Reportable Segments	(933,000)	(808,000)
Corporate Administrative Costs	(782,000)	(588,000)
Corporate Stock Compensation and Warrant Expense	(625,000)	(625,000)

Loss From Operations	$(2,340,000)	$(2,021,000)

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets:
DMFCC	$239,000	$316,000
VIASPACE Security	48,000	120,000
Ionfinity	134,000	146,000
VIASPACE / Corporate	4,938,000	801,000

Total Assets	$5,359,000	$1,383,000

For the three months ended March 31, 2008, the Company had three customers whose recognized revenues exceeded 10% of consolidated revenues. These included Tokai Bussan Co., Ltd. of $15,000 (12% of revenues), Battelle Pacific Northwest Division of $24,000 (20% of revenues) and a Japanese corporation of $34,000 (28% of revenues).

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
The following table sets forth common stock equivalents (potential common stock) for the three months ended March 31, 2008 and 2007 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Stock Options	16,436,000	9,005,500
Warrants	624,000	7,399,000
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2008 and 2007, respectively:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(2,326,000)	$(3,919,000)

Denominator:
Weighted average shares of common stock outstanding	344,175,178	295,438,165

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)

NOTE 15 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of March 31, 2008 and December 31, 2007, $1,000 and $1,000, respectively, is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the three months March 31, 2008 and 2007, zero and $15,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006 and Dr. Gulati is expected to be paid in 2008. The $10,000 owed to Dr. Gulati is included in related party payable as of March 31, 2008 and December 31, 2007, respectively, in the accompanying consolidated balance sheet.

VIASPACE Security has included in accounts payable as of March 31, 2008 and December 31, 2007, respectively, an amount of $7,500 due to ViaLogy plc, a former related party, for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2008.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2008 and will be automatically renewed for one-year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
At March 31, 2008 and December 31, 2007, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of March 31, 2008 and December 31, 2007, zero is included as a related party payable in the accompanying consolidated balance sheet.
Note 16 — COMMITMENTS AND CONTINGENCIES
Employment Agreements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2008 and will be automatically renewed for one-year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
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

On March 2, 2007, VIASPACE entered a nonexclusive worldwide license agreement with Caltech for new software capabilities that should significantly enhance the functionality of its SHINE inference engine technology. The newly licensed Knowledge Base Editor is expected to enable VIASPACE to accelerate the development of SHINE-based applications tailored to meet the requirements of customers in the commercial, defense and homeland security sectors. VIASPACE has agreed to pay Caltech a license issue fee of $25,000, which will be paid in five installments of $5,000 each. The first installment was paid in May 2007. The next four installments are due on the anniversary dates of the agreement beginning on March 2, 2008. VIASPACE has the option of extending the term of the license by an additional eight years with an extension fee of $25,000 if such extension fee is paid prior to March 2, 2011.
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

Rent expense charged to operations for the three months ended March 31, 2008 and 2007 was $31,000 and $33,000, respectively.
The annual installment of principal and interest on the notes payable owed to the Community Development Commission discussed in Note 8 for each of the five fiscal years subsequent to December 31, 2007 and thereafter are as follows:

Fiscal Year	Principal	Interest	Total

2008	$30,000	$3,000	$33,000
2009	41,000	1,000	42,000
Thereafter	—	—	—

Total	$71,000	$4,000	$75,000

Litigation
As discussed in Note 8, Cornell served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Form 10-KSB for the year ended December 31, 2007. Cornell claims that they are entitled to additional warrants. Cornell has claimed that when the Company sold shares of common stock at prices below their exercise price, then they are entitled to a reset in the exercise price and the number of warrants. The Company’s position is that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus Cornell is not entitled to a reset in the number of warrants or the exercise price of the warrants. The Company will respond to the complaint in May 2008.

Note 17 — FINANCIAL ACCOUNTING DEVELOPMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion contains certain statements that constitute “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report and in conjunction with our 2007 annual report on Form 10-KSB.
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
The Company operates in two basic divisions, VIASPACE Energy, which includes its ownership in a majority-owned subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”), and VIASPACE Security Inc., formerly known as Arroyo Sciences, Inc. (“VIASPACE Security”). The Company also has a plurality stake in Ionfinity LLC (“Ionfinity”). As of March 31, 2008, the Company holds a 71.4% ownership interest in DMFCC, a 100% ownership interest in VIASPACE Security, and a 46.3% ownership interest in Ionfinity. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. As of December 31, 2007, the Company owned 73.9% of the outstanding shares of eCARmerce. During 2007, eCARmerce sold its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, of which the Company received $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company retained a worldwide, non-exclusive license under the patents. The sale of these patents and patent applications represented the sale of all assets owned by eCARmerce. The Company filed to dissolve eCARmerce in March 2008. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations. The Company’s web site is www.VIASPACE.com.
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

VIASPACE and DMFCC have generated revenues on product revenue shipments. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
Ionfinity has generated revenues to date on fixed-price contracts for government contracts in 2008 and 2007. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB No. 104 defined earlier are met.
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
The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.
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
Three Months Ended March 31, 2008 Compared to March 31, 2007
Results of Operations
Revenues
Revenues were $123,000 and $239,000 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $116,000. Ionfinity incurred lower revenues of $72,000 on its U.S. Government contracts due to the completion of these Phase I contracts. VIASPACE Security recorded a decrease in revenues of $135,000 as compared to the same period of 2007 due to the completion of a contract it has with L-3 Communications for the Advanced Container Security Device, or ACSD project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. VIASPACE recorded revenues in 2007 of $23,000 for the three months ended March 31, 2007 and $114,000 for the same period in 2008, an increase of $91,000. The increase was due to increased sales of its ViaSensor HS-1000 humidity sensors as well as sales of a new battery tester which is a new product line.
Cost of Revenues
Costs of revenues were $60,000 and $203,000 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $143,000. An increase in cost of revenues related to VIASPACE’s humidity sensor and batter tester sales was offset by a decrease in cost of revenues at Ionfinity and VIASPACE Security as reduced labor, subcontractor and consulting costs were incurred due to lower recorded revenues.

Research and Development
Research and development expenses were $575,000 and $391,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of $184,000. The increase relates primarily to an increase in consulting costs of $258,000 as the Company outsourced most of its engineering and research and development staff effective March 1, 2008. Due to this outsourcing, the Company payroll and payroll benefit costs decreased by $118,000 as certain employees were terminated.
Stock compensation expenses incurred by Company research and development employees and consultants increased by $59,000 during the three months ended March 31, 2008 as compared with the same period in 2007. Other research and development costs, net, decreased by $15,000 in 2008. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,828,000 and $1,666,000 for three months ended March 31, 2008 and 2007, respectively, an increase of $162,000. This is primarily due to higher stock compensation expense of $220,000 related to stock issued to employees and consultants in lieu of cash compensation. Stock compensation expense related to warrants decreased by $185,000 during 2008 as compared to 2007 as the warrant agreement with Synthetica expired on August 16, 2007. Stock option expense increased by $49,000 as additional stock options were granted to employees and advisory board members. Payroll related expenses decreased by $118,000 in 2008 as compared to 2007 due partially to the Company compensating employees with stock compensation in lieu of cash compensation and also due to the Company outsourcing certain of its selling, general and administrative staff effective March 1, 2008. The Company’s legal fees increased $51,000 due to increased costs associated with patent filing and financing efforts. Accounting fees decreased by $119,000 due to decreased audit and audit-related fees incurred. Investor and public relations’ costs increased by $220,000. Other selling, general and administrative expenses, net, increased by $44,000 during 2008. We expect selling, general and administrative expenses will continue to increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest Expense
Interest expense decreased by $3,499,000 from 2007 to 2008. As discussed in Note 8 to the consolidated financial statements, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Board Opinion No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity. Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by Cornell on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. In addition, Cornell was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in Statement of Operations for the period ended March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”. Other interest expense decreased by $11,000 in 2008 as compared to the same period of 2007.
Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 in 2007 and zero in 2008, or a decrease of $1,383,000. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000 in 2007. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000 in 2007. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, for the period ended March 31, 2007, made an in adjustment to the fair value of derivatives of $16,000. The total of these adjustments to the fair value of derivatives was $1,383,000 for the three months ended March 31, 2007. There was no such adjustment necessary in 2008.

Interest Income
Interest income decreased $14,000 for the three months ended March 31, 2008 in comparison to the same period in 2007 as the Company has maintained lower cash balances in 2008.
Gain on Sale of Marketable Securities
During the three months ended March 31, 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its ownership in shares of ViaLogy plc. There were no realized gains on the sale of marketable securities during the same period in 2008.
Liquidity and Capital Resources
Net cash used in operating activities was $795,000 and $1,105,000 for the three months ended March 31, 2008 and 2007, respectively, a decrease in cash used of $310,000. The Company’s net loss from operations increased from $2,021,000 in 2007 to $2,340,000 in 2008, an increase of $319,000. Of this increase, $120,000 is related to an increase in stock compensation expense for stock options granted to employees and consultants as well as stock issued to employees and consultants in lieu of cash compensation. The remaining increase of $199,000 was due to an increase in other research and development costs of $148,000, an increase in other selling, general and administrative expenses of $78,000 and an increase in gross profit of $27,000 from 2007 to 2008.
Net cash provided by financing activities during the three months ended March 31, 2008 was $468,000. On January 4, 2008, the Company received $300,000 of loan proceeds from La Jolla Cove Investors, Inc. related to a promissory note issued by the Company, as described more fully in the accompanying footnotes to our consolidated financial statements. A $150,000 cash repayment was made to La Jolla against the promissory note. In addition, $259,000 was received by Cornell related to the exercise of warrants. We received $66,000 from proceeds from the sale of common stock. In addition, $7,000 was paid on other long-term debt.
We have incurred substantial losses during the three months ended March 31, 2008 and in 2007. The Company’s blanket shelf registration statement expired on March 31, 2008, and thus the Company cannot use this Form S-3 Registration Statement to raise financing on a going forward basis. Although the Company is seeking to raise additional financing, no additional signed agreements have been entered into for additional investment at March 31, 2008 and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations as of March 31, 2008:

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt obligations (a)	$64,000	$31,000	$33,000	$—	$—
Operating lease obligations (b)	$453,000	$134,000	$319,000	$—	$—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	On May 1, 2006, the Company relocated its office and laboratory space to a new location in Pasadena, California and entered into a five-year lease. Future minimum lease payments are noted.

Other major outstanding contractual obligations are summarized as follows:
Employment Agreements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2008 and will be automatically renewed for one-year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
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
On March 2, 2007, VIASPACE entered a nonexclusive worldwide license agreement with Caltech for new software capabilities that should significantly enhance the functionality of its SHINE inference engine technology. The newly licensed Knowledge Base Editor is expected to enable VIASPACE to accelerate the development of SHINE-based applications tailored to meet the requirements of customers in the commercial, defense and homeland security sectors. VIASPACE has agreed to pay Caltech a license issue fee of $25,000, which will be paid in five installments of $5,000 each. The first installment was due on March 2, 2007 and is included in accounts payable in the accompanying balance sheet. The next four installments are due on the anniversary dates of the agreement beginning on March 2, 2008. VIASPACE has the option of extending the term of the license by an additional eight years with an extension fee of $25,000 if such extension fee is paid prior to March 2, 2011.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of March 31, 2008.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) v. VIASPACE Inc., et al. (Superior Court of New Jersey, Chancery Division, Hudson County — Case No. C-61-08) As discussed more fully under Note 8 to our consolidated financial statements, Cornell served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Cornell claims that they are entitled to additional warrants. Cornell has claimed that when the Company sold shares of common stock at prices below their exercise price, then they are entitled to a reset in the exercise price and the number of warrants. The Company’s position is that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus Cornell is not entitled to a reset in the number of warrants or the exercise price of the warrants. The Company will respond to the complaint in May 2008.
ITEM 1A. RISK FACTORS
Risk Factors Which May Affect Future Results
The Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.
There have been no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, other than as set forth below:
Risks Related To Our Business
We have incurred losses and anticipate continued losses for the foreseeable future.
Our net loss for the three months ended March 31, 2008 was $2,326,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
Our ability to continue as a going concern is dependent on future financing.
Goldman Parks Kurland Mohidin LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2007, which expressed substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Goldman Parks Kurland Mohidin LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.
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
For the three months ended March 31, 2008, the Company had three customers who made up 60% of the total revenues of the Company recognized during that period. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.
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
The Company has 1,500,000,000 authorized shares of common stock, of which 451,853,705 were issued and outstanding as of March 31, 2008. Of these issued and outstanding shares, 206,006,703 shares (45.6% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, Mr. Amjad Abdallat, Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust) and classified as restricted under Rule 144. On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. In addition, as of March 31, 2008, 31,056,148 additional shares of the Company’s common stock outstanding are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 214,790,854 shares of the Company’s common stock are accounted for as free trading shares at March 31, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 11, 2008, the Company issued to a vendor 250,000 unregistered shares of the Company’s common stock in exchange for consulting services valued at $15,000 on the date of issuance. In addition, on February 29, 2008, the Company issued to a vendor 9,562,500 shares of the Company’s common stock in exchange for consulting services valued at $612,000 on the date of issuance. The shares issued to these vendors were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these vendors were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each vendor was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes with out view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to the vendors, and no underwriting or selling commissions were paid in connection with these share issuances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
As discussed more fully in the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008, as amended by our Current Report on Form 8-K/A filed with the SEC on April 4. 2008, and also under Note 8 to our consolidated financial statements, on February 14, 2008, the holders of a majority of the Company’s common stock, along with the Company’s board of directors, approved amendments to the Company’s 2005 Stock Incentive Plan (the “Plan”) which included an increase to the maximum aggregate number of shares which may be issued under the Plan to 99,000,000 shares. In addition, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares under the Plan are to be increased so that the maximum aggregate number of shares is equivalent to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31.

ITEM 5. OTHER INFORMATION
There were no changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Addendum to Promissory Note between the Company and Rhino Steel Manufacturing, Ltd. dated February 11, 2008. *

10.2	Settlement Agreement and General Release between the Company and La Jolla Cove Investors, Inc. dated March 25, 2008. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.
[SIGNATURES PAGE FOLLOWS]

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 15, 2008	/s/ CARL KUKKONEN Carl Kukkonen
Chief Executive Officer

Date: May 15, 2008	/s/ STEPHEN J. MUZI Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Addendum to Promissory Note between the Company and Rhino Steel Manufacturing, Ltd. dated February 11, 2008. *

10.2	Settlement Agreement and General Release between the Company and La Jolla Cove Investors, Inc. dated March 25, 2008. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.