Form 10-Q
period 2008-06-30
VIASPACE Inc.
filed 2008-08-14
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 443,583,908 shares of $0.001 par value common stock issued and outstanding as of August 13, 2008.

VIASPACE INC.
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Stockholders’ Equity as of June 30, 2008 (Unaudited) and December 31, 2007	5

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and 2007 (Unaudited)	6-7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

Part II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to Vote of Security Holders	35

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	37

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,000	$608,000
Accounts receivable, net of allowance for doubtful accounts of zero in 2008 and 2007, respectively	126,000	108,000
Marketable securities, available for sale	—	78,000
Inventory	41,000	43,000
Prepaid expenses	3,516,000	89,000
Other current assets	63,000	72,000

TOTAL CURRENT ASSETS	3,820,000	998,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation of $213,000 and $177,000 in 2008 and 2007, respectively	122,000	155,000

OTHER ASSETS:
Intellectual property, net of accumulated amortization of $209,000 and $198,000 in 2008 and 2007, respectively	206,000	217,000
Other assets	13,000	13,000

TOTAL OTHER ASSETS	219,000	230,000

TOTAL ASSETS	$4,161,000	$1,383,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$177,000	$257,000
Accrued expenses	147,000	313,000
Unearned revenue	136,000	—
Current portion of long-term debt	31,000	30,000
Loans	75,000	250,000
Related party payable	231,000	185,000

TOTAL CURRENT LIABILITIES	797,000	1,035,000

LONG-TERM LIABILITIES:
Deferred rent	1,000	9,000
Long-term debt, net of current portion	275,000	291,000

TOTAL LONG-TERM LIABILITIES	276,000	300,000

TOTAL LIABILITIES	1,073,000	1,335,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	—	55,000

	500,000	555,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 462,882,326 and 316,452,598 issued and outstanding in 2008 and 2007, respectively	463,000	316,000
Treasury stock (20,951,645 shares in 2008 and zero in 2007)	(962,000)	—
Additional paid in capital	27,255,000	19,040,000
Accumulated other comprehensive income	—	78,000
Accumulated deficit	(24,168,000)	(19,941,000)

Total stockholders’ equity (deficit)	2,588,000	(507,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,161,000	$1,383,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008	2007
REVENUES
Government contracts		$9,000	$21,000	$18,000	$102,000
Commercial contracts		58,000	111,000	172,000	269,000

Total revenues		67,000	132,000	190,000	371,000
COST OF REVENUES		24,000	84,000	84,000	287,000

GROSS PROFIT		43,000	48,000	106,000	84,000
OPERATING EXPENSES
Research and development		170,000	415,000	745,000	806,000
Selling, general and administrative expenses		1,915,000	1,740,000	3,743,000	3,406,000

Total operating expenses		2,085,000	2,155,000	4,488,000	4,212,000

LOSS FROM OPERATIONS		(2,042,000)	(2,107,000)	(4,382,000)	(4,128,000)
OTHER INCOME (EXPENSE)
Interest income		1,000	16,000	6,000	35,000
Interest expense		(10,000)	(2,000)	(23,000)	(3,514,000)
Other income		122,000	—	142,000	—
Gain on sale of marketable securities		29,000	—	29,000	219,000
Adjustments to fair value of derivatives		—	—	—	1,383,000

Total other income (expense)		142,000	14,000	154,000	(1,877,000)

LOSS BEFORE MINORITY INTEREST		(1,900,000)	(2,093,000)	(4,228,000)	(6,005,000)
Minority interest loss (income) in consolidated subsidiaries		(1,000)	(9,000)	1,000	(16,000)

NET LOSS		$(1,901,000)	$(2,102,000)	$(4,227,000)	$(6,021,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST
—Basic and diluted	$	*	$(0.01)	$(0.01)	$(0.02)
Minority interest in consolidated subsidiaries		*	*	*	*

NET LOSS PER SHARE OF COMMON STOCK
—Basic and diluted	$	*	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
—Basic and diluted		443,772,554	304,046,460	393,974,135	299,766,092

*	Less than $0.005 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(1,901,000)	$(2,102,000)	$(4,227,000)	$(6,021,000)
Other Comprehensive Income:
Unrealized holding gain (loss) on securities	(57,000)	21,000	(49,000)	93,000
Less reclassification adjustment for realized gain on securities included in net loss	(29,000)	—	(29,000)	(219,000)

Net unrealized holding gain (loss) on securities	(86,000)	21,000	(78,000)	(126,000)

COMPREHENSIVE LOSS	$(1,987,000)	$(2,081,000)	$(4,305,000)	$(6,147,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total

BALANCE, DECEMBER 31, 2007	316,452,598	$316,000	$19,040,000	$—	$78,000	$(19,941,000)	$(507,000)
Net loss						(4,227,000)	(4,227,000)
Other comprehensive income:
Unrealized holding loss on securities					(49,000)		(49,000)
Reclassification of realized gain on securities to net loss					(29,000)		(29,000)

Comprehensive loss							(4,305,000)
Sales of common stock to investors	4,928,750	5,000	220,000				225,000
Shares issued pursuant to Form S-3 registration statement to be sold by Company	21,276,595	21,000	957,000	(962,000)			16,000
Exercise of warrants	5,763,625	6,000	254,000				260,000
Stock compensation expense related to stock options			1,020,000				1,020,000
Shares issued to consultants, employees and vendors for services	114,460,758	115,000	5,764,000				5,879,000

BALANCE, JUNE 30, 2008	462,882,326	$463,000	$27,255,000	$(962,000)	$—	$(24,168,000)	$2,588,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,227,000)	$(6,021,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,000	35,000
Amortization of intangible assets	11,000	18,000
Amortization of discount related to conversion feature of debentures	—	354,000
Stock option and warrant compensation expense	1,020,000	1,449,000
Stock compensation expense related to restricted stock issued	303,000	143,000
Operating expenses paid in stock issued	2,152,000	—
Change in fair value of derivatives	—	(1,383,000)
Non-cash interest expense related to convertible debentures debt discount write off	—	2,096,000
Non-cash interest expense related to loss on conversion of debentures	—	953,000
Non-cash interest expense related to convertible debentures that was forgiven	—	50,000
Non-cash interest expense related to deferred financing costs	—	58,000
Gain on sale of marketable securities	(29,000)	(219,000)
(Increase) decrease in:
Accounts receivable	(18,000)	151,000
Inventory	2,000	(45,000)
Prepaid expenses	(2,000)	26,000
Other current assets	9,000	—
Increase (decrease) in:
Accounts payable	(80,000)	(24,000)
Accrued expenses and other	(174,000)	11,000
Related party payable	46,000	16,000
Unearned revenue	136,000	—
Minority interest	(55,000)	16,000

Net cash used in operating activities	(871,000)	(2,316,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(2,000)	(17,000)
Proceeds from gain on sale of marketable securities	29,000	219,000

Net cash provided by investing activities	27,000	202,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	—	911,000
Proceeds from loan	300,000	—
Proceeds from exercise of warrants	259,000	—
Payments on loans	(300,000)	—
Payments on long-term debt	(15,000)	(14,000)
Proceeds from sale of common stock	66,000	—

Net cash provided by financing activities	310,000	897,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(534,000)	(1,217,000)
CASH AND CASH EQUIVALENTS, Beginning of period	608,000	1,861,000

CASH AND CASH EQUIVALENTS, End of period	$74,000	$644,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$23,000	$3,000
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2007:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by YA Global Investments, L.P. as part of the conversion of convertible debentures into common stock equity.
•	Embedded derivative liabilities of $1,651,000 were converted to equity.
•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.
•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.
•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.
•	Convertible debentures with a face value of $2,700,000 were converted to equity.
Supplemental Disclosure of Non-Cash Activities for 2008:
•	The Company issued 103,410,151 shares of the Company’s common stock for future services valued on the date of issuance at $5,329,000. This amount was recorded on the date of issuance as prepaid expenses.
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. VIASPACE is developing these technologies into hardware and software products that we believe have the potential to fulfill high-growth market needs and solve today’s complex problems. The Company has expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. VIASPACE has licensed patents, trade secrets, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. This technology was developed by scientists and engineers at JPL over the last decade and was funded by NASA and the Department of Defense. VIASPACE is working to leverage this large government research and development investment, made originally for space and defense applications, into commercial products.
Company Background - On June 22, 2005, ViaSpace Technologies LLC (“ViaSpace LLC”), which was founded in July 1998, acquired the non-operating shell company of Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon the date of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.
Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the June 30, 2007 consolidated financial statements including segment data, in order to conform to the June 30, 2008 consolidated financial statement presentation.
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
Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At June 30, 2008, the Company had no marketable securities.
Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. At June 30, 2008, inventory of $41,000 included the following components: Raw Materials — $36,000, Work-in-process — $ 0, and Finished Goods — $5,000. At December 31, 2007, inventory of $43,000 included the following components: Raw Materials — $34,000, Work-in-process — $ 0, and Finished Goods — $9,000.
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
Minority Interest in Subsidiaries - Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At June 30, 2008 and December 31, 2007, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At June 30, 2008 and December 31, 2007, the Company has recorded zero and $55,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
Fair Value of Financial Instruments - The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value as well.

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
Revenue Recognition - Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. DMFCC has recognized product revenue in past years. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
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
Product Development Revenue on Fixed-Price Contracts. VIASPACE Security has generated revenues historically on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the ‘‘inputs’’ method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.

Stock Based Compensation - VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company has adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective application transition method. The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.
Net Income (Loss) Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
Research and Development - The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30,	December 31,
	2008	2007
	(Unaudited)

U.S. Government customers	$9,000	$21,000
Commercial customers	117,000	87,000

Total accounts receivable	126,000	108,000
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$126,000	$108,000

NOTE 3 — PREPAID EXPENSES
On February 28, 2008, the Company and E2 Corp. (“E2”) entered into a one-year Service and Support Agreement (the “E2 Agreement”) whereby E2 will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company outsourced a portion of its personnel to E2 effective March 1, 2008. In consideration of performance of such services, the Company shall pay E2 an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times fifteen percent (15%). Within ten days of the agreement date, the Company agreed to pay E2 an amount equal to a nine month cost estimate of $1,080,000 as a retainer. The Company paid the retainer of $1,080,000 in 16,875,000 shares of the Company’s common stock registered under an existing registration statement on Form S-3. On March 31, 2008, the Company increased the retainer by $242,925 and issued an additional 4,858,500 common shares to E2. On June 13, 2008, the Company increased the retainer by $225,000 and issued an additional 5,769,231 unregistered common shares to E2. The Company agreed to pay all monthly invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. At June 30, 2008, the value of the E2 retainer was $1,096,000, which amount is included in prepaid expenses, as explained in the stock based compensation accounting policy in Note 1, in the accompanying consolidated balance sheet.
On February 28, 2008, the Company and ASG Support Group, Inc. (“ASG”) entered into a one-year Service and Support Agreement (the “ASG Agreement”) whereby ASG will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company outsourced a portion of its personnel to ASG effective March 1, 2008. In consideration of performance of such services, the Company shall pay ASG an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times ten percent (10%). Within ten days of the agreement date, the Company agreed to pay ASG an amount equal to a nine month cost estimate of $612,000 as a retainer. The Company paid the retainer of $612,000 in 9,562,500 unregistered shares of the Company’s common stock. On June 13, 2008, the Company increased the retainer by $150,000 and issued an additional 3,846,154 unregistered common shares to ASG. The Company agreed to pay all monthly invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. At June 30, 2008, the value of the ASG retainer was $603,000, which amount is included in prepaid expenses in the accompanying consolidated balance sheet.

In addition to E2 and ASG, during the three months ended March 31, 2008, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 in exchange for future services to be provided to the Company. As of June 30, 2008, the remaining value of these agreements is $1,808,000, which is included in prepaid expenses in the accompanying consolidated balance sheet. Other prepaid expenses were $9,000 at June 30, 2008.
NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Computer equipment and software	$226,000	$223,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	335,000	332,000
Less: Accumulated depreciation	213,000	177,000

Fixed assets, net	$122,000	$155,000

Depreciation expense was $17,000 and $18,000 for the three months ended June 30, 2008 and 2007, respectively, and $35,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively.
NOTE 5 — MARKETABLE SECURITIES
Cantronic Systems Inc.
At December 31, 2007, the Company had rights to 366,718 shares of Cantronic Systems Inc. (“Cantronic”) that were subject to time restrictions that expired on March 18, 2008 and the shares were released to the Company. As of March 31, 2008, the fair market value of these shares was $86,000. Of the total shares in Cantronic that the Company owned at March 31, 2008, Caltech was entitled to receive 198,870 of these Cantronic shares as part of a prior agreement. During the three months ended June 30, 2008, the Company sold 167,848 Cantronic shares in a private sale and recorded a gain of the sale of marketable securities of $29,000. In addition, the 198,870 shares that were owed to Caltech were distributed to them. As of June 30, 2008, the Company does not own any Cantronic shares.
NOTE 6 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Amortized intangible assets, gross:
License to patent	$380,000	$380,000
Software code and licenses to software	35,000	35,000

Total intangible assets, gross	415,000	415,000
Less: Accumulated amortization	209,000	198,000

Total intangible assets, net	$206,000	$217,000

Amortization expense was $5,000 and $10,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense was $11,000 and $18,000 for the six months ended June 30, 2008 and 2007, respectively. The anticipated annual amortization of intangible assets for each of the five fiscal years subsequent to December 31, 2007 and thereafter is as follows:

		Software
		Code and
	License to	Licenses to
Year	Patent	Software	Total

2008	$17,000	$5,000	$22,000
2009	17,000	5,000	22,000
2010	17,000	4,000	21,000
2011	17,000	—	17,000
2012	17,000	—	17,000
Thereafter	118,000	—	118,000

Total	$203,000	$14,000	$217,000

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of June 30, 2008 and December 31, 2007, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of June 30, 2008 and December 31, 2007, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of June 30, 2008 and December 31, 2007, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity, and Dr. Carl Kukkonen, Chief Executive Officer of the Company, acts as principal investigator on several of Ionfinity’s government contracts. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
Concentric Water. As of June 30, 2008 and December 31, 2007, the Company owned 100% of the membership interests of Concentric Water.
eCARmerce. As of December 31, 2007, the Company owned 73.9% of the outstanding shares of eCARmerce. During 2007, eCARmerce sold its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, of which the Company received $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company retained a worldwide, non-exclusive license under the patents. The sale of patents and patent applications represents the sale of all assets owned by eCARmerce. The Company dissolved eCARmerce on March 14, 2008.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 74,792,000 shares were available for future grant at June 30, 2008. During the six months ended June 30, 2008, the Company granted 5,050,000 stock options to employees and advisory board members to purchase common shares with exercise prices of $0.039 per share. During this same period, 280,000 stock options were cancelled due to employees terminating employment with the Company.
For the six months ended June 30, 2008, the Company issued 3,243,562 shares of common stock under the Plan to employees and consultants for services provided to the Company. The common stock issued in these instances under the Plan had no restrictions or holding period required. The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $303,000 for the six months ended June 30, 2008.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors , consultants and advisory board members during the period ended June 30, 2008 and 2007, the fair value was estimated at the date of grant using the following range of assumptions:

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Risk free interest rate	3.28%	4.58% - 5.12%
Dividends	0%	0%
Volatility factor	118.81%	118.51% - 125.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% - 4%	0% - 6%

Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended June 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	10,407,000	$0.08
Granted	5,050,000	0.39
Exercised	—	—
Reclassified to consultant options	(1,457,000)	0.08
Forfeited	(130,000)	0.08

Outstanding at June 30, 2008	13,870,000	$0.06	8.7	$—

Exercisable at June 30, 2008	3,769,000	$0.08	8.2	$—

Effective March 1, 2008, certain employees of the Company were terminated and were hired by a subcontractor of the Company. Since these former employees continue to provide consulting services to the Company while employed by the subcontractor, the stock options previously granted to these employees will continue to vest. However, since these individuals are no longer employees of the Company, the stock option type changed from being an incentive stock option to being a non-qualifying stock option. As such, as of June 30, 2008, stock options totaling 1,457,000 shares have been reclassified from the “Employee and Director Option Grants” table to the “Consultant Option Grants” table that follows.
The weighted-average grant date fair value of stock options granted to employees and directors for the six months ended June 30, 2008 was $0.039 per share. The Company recorded $1,014,000 of compensation expense for employee and director stock options during the six months ended June 30, 2008. At June 30, 2008, there was a total of $3,392,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one-half years. At June 30, 2008, the fair value of options vested for employees and directors was $143,000. There were no options exercised during 2008.
Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended June 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	1,109,000	$0.28
Granted	—	—
Exercised	—	—
Reclassified from employee options	1,457,000	0.08
Forfeited	(150,000)	0.08

Outstanding at June 30, 2008	2,416,000	$0.17	8.8	$—

Exercisable at June 30, 2008	955,000	$0.24	8.8	$—

There were no stock options granted to consultants for the period ended June 30, 2008. The Company recorded $6,000 of compensation expense for consultant stock options during the period ended June 30, 2008. At June 30, 2008, there was a total of $31,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one-half years. At June 30, 2008, the fair value of options vested for consultants was $36,000. There were no options exercised during 2008.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of June 30, 2008, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended June 30, 2008, DMFCC issued no stock options.
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
The following table summarizes activity in the DMFCC Option Plan for the period ended June 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2008	1,396,000	$.02	6.2	$185,000

Exercisable at June 30, 2008	1,368,000	$.02	6.2	$182,000

DMFCC recorded zero stock option compensation expense for the period ended June 30, 2008 and less that $1,000 for the period ended June 30, 2007. There were no options exercised during 2008.
Warrants
YA Global and Gilford Warrants
On November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), a Delaware limited partnership (the “Buyer” and together with the Company, the “Parties”). We agreed to issue and sell to the Buyer $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which were to be convertible into shares of our common stock. In connection with the SPA, we also issued to the Buyer (1) a warrant to purchase 1,500,000 shares of our common stock for a period of five years at an exercise price of $0.50 per share; (2) a warrant to purchase 2,000,000 shares of our common stock for a period of five years at an exercise price of $0.60 per share; (3) a warrant to purchase 885,000 shares of our common stock for a period of five years at an exercise price of $0.75 per share; (4) a warrant to purchase 790,000 shares of our common stock for a period of five years at an exercise price of $0.95 per share; and (5) a warrant to purchase 600,000 shares of our common stock for a period of five years at an exercise price of $1.15 per share (collectively, the “YA Global Warrants”). Pursuant to an engagement letter we entered into with Gilford Securities Incorporated (“Gilford”) relating to the Debentures, we issued to Gilford warrants to purchase up to 506,666 shares of our restricted unregistered common stock at $0.60 per share (the “Gilford Warrants”).
On March 8, 2007, the Company entered into a Securities Purchase Agreement (the “New SPA”) with YA Global in order to restructure the original deal. We issued and sold to YA Global, 5,175,000 Class A Units and 600,000 Class B Units for an aggregate purchase price of $3,690,000, which includes the conversion of the Debentures of the Company held by the Buyer in an aggregate amount of $2,700,000 and cash in the amount of $990,000. Each Class A Unit is comprised of 2.2609 shares of common stock, $0.001 par value per share, and one (1) Class A Warrant to purchase one (1) share of common stock at an exercise price of $0.30. Each Class B Unit is comprised of one (1) share of common stock, and one (1) Class B Warrant to purchase one (1) share of common stock at an exercise price of $0.40. The Warrants are exercisable for 5 years from their dates of issuance.

The delivery of the Class A and Class B Warrants pursuant to the New SPA, was satisfied by amending the exercise price of the 5,775,000 warrants to purchase common stock issued by the Company to YA Global in connection with the Securities Purchase Agreement dated November 2, 2006, and the delivery of 850,592 shares of common stock was satisfied by an issuance of 850,592 shares of common stock that was made to the Buyer in November 2006. Additional shares of common stock totaling 11,449,408 shares were issued to YA Global on March 8, 2007. The total common shares to be issued to YA Global in connection with the New SPA were 12,300,000 shares. On March 8, 2007, the Company received net proceeds of $910,800 related to the New SPA, which reflects a placement fee of 8% of the proceeds.
In connection with the New SPA, we also amended the exercise price of an aggregate of 5,775,000 warrants to purchase common stock that are held by YA Global. Such warrants were amended as follows: the exercise price of 1,500,000 of the warrants was amended from $0.50 to $0.30; the exercise price of 2,000,000 of the warrants was amended from $0.60 to $0.30; the exercise price of 885,000 of the warrants was amended from $0.75 to $0.30; the exercise price of 790,000 of the warrants was amended from $0.95 to $0.30, and the exercise price of 600,000 of the warrants was amended from $1.15 to $0.40.
Pursuant to an the engagement letter entered into with Gilford, in connection with the New SPA we paid a cash fee of 8% of the proceeds and issued additional warrants to Gilford to purchase up to 264,000 shares of common stock at $0.30 per share.
Other Warrants
The Company has issued warrants to purchase 400,000 common shares of the Company to a consultant for exercise prices ranging from $0.06 to $0.12.
Summary of Warrants
As of June 30, 2008 and December 31, 2007, respectively, the following is a table of warrants outstanding to YA Global and Gilford:

	June 30,	December 31,
	2008	2007
	(Unaudited)

YA Global No. 1	—	1,488,625
YA Global No. 2	—	2,000,000
YA Global No. 3	—	885,000
YA Global No. 4	—	790,000
YA Global No. 5	—	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	264,000
Others	400,000	—

	1,024,000	6,387,625

The above table represents the Company’s position as to the number of warrants outstanding. YA Global exercised 22,173 warrants on January 9, 2008 and sent $1,000 to the Company. On January 15, 2008, YA Global exercised 5,741,452 warrants and sent $258,939 to the Company. The Company’s opinion is that YA Global still owes the Company $1,531,500 since YA Global did not remit to the Company the proper exercise price for the warrants. YA Global served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. The Company’s position is that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus YA Global is not entitled to a reset in the number of warrants or the exercise price of the warrants. This dispute was previously discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. YA Global claims that they are entitled to additional warrants. YA Global has claimed that when the Company sold shares of common stock at prices below an exercise price stated in the Warrant Agreement dated November 2, 2006 and amended March 8, 2007, that they then were entitled to a reset in the stated exercise price and the related number of warrants.  The Company has consistently denied YA Global’s allegations and intends to vigorously defend the subject litigation.

NOTE 9 — LOANS AND LONG-TERM DEBT
Loans
SNK Capital Trust
On September 10, 2007, the Company issued a Promissory Note (the “Rhino Note”) to Rhino Steel Manufacturing Ltd., company organized under the laws of the British Virgin Islands, and a shareholder of the Company, in the aggregate principal amount of $250,000. The Rhino Note was due and payable on the earlier of (a) December 10, 2007 (the “Maturity Date”) or (b) the occurrence of an Event of Default as defined in the Rhino Note, provided, however, that the Rhino Note Holder at its option on or after the Maturity Date, may convert this Rhino Note into another three-month Rhino Note under the same terms and conditions as this Note. Interest shall accrue at a rate of ten percent (10%) per annum and shall not be due and payable until the earliest of (i) the Maturity Date or (ii) the occurrence of an Event of Default.
The maturity date of the Rhino Note was extended until July 10, 2009 after agreement by both parties. On May 30, 2008, SNK Capital Trust (“SNK”), a Bahamas company, purchased the Rhino Note. All terms and conditions remained the same. The Company may voluntarily prepay the Rhino Note in whole or in part at any time and from time to time without penalty, together with interest accrued on the amount prepaid through the date of the prepayment. The Rhino Note is unsecured and does not encumber any assets of the Company. The Rhino Note is included in Long-Term Liabilities in the accompanying Consolidated Balance Sheet at June 30, 2008.
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
The Company received $900,000 from La Jolla representing three payments on the LJC Note since it was issued. We received $300,000 each on October 18, 2007, November 20, 2007 and January 4, 2008. During 2007, the Company repaid $350,000 from the proceeds generated by the Company by selling shares of the Company’s common stock to La Jolla. During 2008, the Company repaid $175,000 from the proceeds generated by the Company by selling shares of the Company’s common stock to La Jolla. In addition, through June 24, 2008, the Company repaid La Jolla $150,000 in cash.

On March 25, 2008, La Jolla and the Company amended the LJC Note and entered into a Settlement Agreement and General Release (the “Settlement Agreement”). In exchange for La Jolla agreeing to extend the due date of the outstanding note balance and accrued interest until June 9, 2008, the Company agreed to waive the Non-Funding Penalty. La Jolla was also under no further obligations to fund any additional amounts under the LJC Note.
On June 25, 2008, the Settlement Agreement was amended whereby in exchange for the Company paying $150,000 in cash on the LJC Note, the due date of the remaining unpaid amount was extended to July 25, 2008. This $150,000 cash payment was made on June 25, 2008. As of June 30, 2008, the Company owed $75,000 plus accrued interest to La Jolla which is shown in Current Liabilities on the accompanying Consolidated Balance Sheet.
On July 25, 2008, the Company paid $79,649 in cash to LJC representing unpaid principal and accrued interest on the LJC Note. After this payment, there remains no amount outstanding owed to LJC.
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
Summary of Loans and Long-Term Debt
Loans and Long-term debt is comprised of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$15,000	$21,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	41,000	50,000
SNK Capital Trust Note, with interest at 10% due July 10, 2009	250,000	250,000
LJC Loans	75,000	250,000

Total Long-term Debt	381,000	571,000
Less Current Portion of Long-Term Debt and Loans	106,000	280,000

Net Long-term Debt	$275,000	$291,000

NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2008 and December 31, 2007, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares. The par value of the preferred stock is $0.001. There were zero shares outstanding of preferred stock as of June 30, 2008 and December 31, 2007.

Common Stock
As of June 30, 2008 and December 31, 2007, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
There were 316,452,598 shares of common stock outstanding as of December 31, 2007. For the six months ended June 30, 2008, the Company issued 114,460,758 shares of common stock under the Plan to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded based on fair market value on the date of grant. In addition, 5,763,625 shares were issued to YA Global related to their exercise of warrants. During 2008, the Company issued 3,822,556 shares to La Jolla representing fair market value of $175,000 which was used to repay the La Jolla Note. In addition, the Company issued 1,106,194 shares to a private investor for gross proceeds of $50,000. The Company issued 21,276,595 shares to the Company representing shares that were to be sold for the Company’s benefit under an existing Form S-3 Registration Statement. These shares are classified as treasury stock in the accompanying balance sheet. The Form S-3 Shelf Registration Statement expired on March 31, 2008, and 20,951,645 of these shares issued to the Company are to be returned to the Company and voided. The 20,951,645 shares were returned to the Company on August 11, 2008 and promptly sent to the Company’s transfer agent to be voided. As of June 30, 2008, there were 462,882,326 shares of common stock outstanding.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued no interest or penalties at June 30, 2008. As of the date of these financial statements, the 2006, 2005, and 2004 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the six months ended June 30, 2008 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
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
Note 13 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended June 30, 2008, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
In public filings prior to this Form 10-Q, the Company reported four segments of operations. Effective with the filing of this Form 10-Q, the Company has reorganized its reportable segments representing the two divisions of Company operations. The two reportable segments operate in two distinct market areas. The Company’s reportable segments include Energy and Security. Operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment. Operations of VIASPACE Security, Ionfinity and VIASPACE Corporate’s security related business are included in the Security segment.

Energy Segment:
(i)	DMFCC: DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are replacements for traditional batteries and are expected to gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge. Direct methanol fuel cell-based products are being developed for laptop computers, cell phones, music players and other applications by major manufacturers of portable electronics in Japan and Korea.
(ii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
Security Segment:
(i)	VIASPACE Security: VIASPACE Security is developing products and services based on inference and sensor data fusion technology. Sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance. In addition, VIASPACE Security is pursuing sales of a perimeter surveillance radar solution based on a low power Doppler radar designed for commercial perimeter security applications. This radar solution is specifically optimized and ideal for monitoring activity surrounding or around critical infrastructure areas such as airports, seaports, military installations, national borders, refineries and other critical industry.
(ii)	Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.
(iii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including protection of critical infrastructure assets including energy facilities, port security and airports. VIASPACE Corporate is also developing products and services based on inference and sensor data fusion technology.
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
Information on reportable segments for the periods ended June 30, 2008 and 2007 are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Energy	$58,000	$36,000	$138,000	$59,000
Security	9,000	96,000	52,000	312,000

Total Revenue	$67,000	$132,000	$190,000	$371,000

Income (Loss) From Operations:
Energy	$(126,000)	$(499,000)	$(716,000)	$(1,050,000)
Security	(265,000)	(347,000)	(608,000)	(604,000)

Loss From Operations by Reportable Segments	(391,000)	(846,000)	(1,324,000)	(1,654,000)
Corporate Administrative Costs	(1,142,000)	(444,000)	(1,924,000)	(1,032,000)
Corporate Stock Compensation and Warrant Expense	(509,000)	(817,000)	(1,134,000)	(1,442,000)

Loss From Operations	$(2,042,000)	$(2,107,000)	$(4,382,000)	$(4,128,000)

Information on reportable segments for the years ended December 31, 2007 and 2006 is shown below:

	Year Ended
	December 31,
	2007	2006

Revenues:
Energy	$130,000	$65,000
Security	423,000	897,000

Total Revenue	$553,000	$962,000

Income (Loss) From Operations:
Energy	$(1,898,000)	$(1,652,000)
Security	(1,372,000)	(819,000)

Loss From Operations by Reportable Segments	(3,270,000)	(2,471,000)
Corporate Administrative Costs	(1,692,000)	(1,789,000)
Corporate Stock Compensation and Warrant Expense	(2,681,000)	(1,959,000)

Loss From Operations	$(7,643,000)	$(6,219,000)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets:
Energy	$255,000	$316,000
Security	99,000	266,000
VIASPACE Corporate	3,807,000	801,000

Total Assets	$4,161,000	$1,383,000

For the six months ended June 30, 2008, the Company had three customers whose recognized revenues exceeded 10% of consolidated revenues. These included Battelle Pacific Northwest Division of $24,000 (13% of total revenues) and two Japanese corporations from whom we received aggregate revenues of $63,000 (33% of total revenues).
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
The following table sets forth common stock equivalents (potential common stock) for the six months ended June 30, 2008 and 2007 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	June 30,
	2008	2007

Stock Options	16,286,000	10,320,500
Warrants	1,024,000	7,399,000
The following table sets forth the computation of basic and diluted net loss per share for the periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008	2007
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(1,901,000)	$(2,102,000)	$(4,227,000)	$(6,021,000)

Denominator:
Weighted average shares of common stock outstanding		443,772,554	304,046,460	393,974,135	299,766,092

Net loss per share of common stock, basic and diluted	$	*	$(0.01)	$(0.01)	$(0.02)

*	Less than $0.005 per common share.

NOTE 15 — RELATED PARTY TRANSACTIONS
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of June 30, 2008 and December 31, 2007, zero is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the six months June 30, 2008 and 2007, $10,000 and $21,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006 and Dr. Gulati is expected to be paid in 2008. The $10,000 owed to Dr. Gulati is included in related party payable as of June 30, 2008 and December 31, 2007, respectively, in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of June 30, 2008 and December 31, 2007, respectively, an amount of $7,500 due to ViaLogy plc, a former related party, for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2008.
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
At June 30, 2008 and December 31, 2007, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of June 30, 2008 and December 31, 2007, $10,600 and zero, respectively, is included as a related party payable in connection with the Consulting Agreement in the accompanying consolidated balance sheet.

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
Leases
Until April 30, 2006, the Company leased office and laboratory space on a month-to-month basis. On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments subsequent to June 30, 2008 due under this lease are as follows:

Years Ended
Fiscal Year	December 31,

2008	$67,000
2009	138,000
2010	142,000
2011	73,000

Total minimum lease payments	$420,000

Rent expense charged to operations for the three months ended June 30, 2008 and 2007 was $33,000 and $31,000, respectively. Rent expense charged to operations for the six months ended June 30, 2008 and 2007 was $64,000 in both periods.

The annual installment of principal and interest on the notes payable owed to the Community Development Commission discussed in Note 8 for each of the five fiscal years subsequent to June 30, 2008 and thereafter are as follows:

Fiscal Year	Principal	Interest	Total

2008	$25,000	$1,000	$26,000
2009	41,000	1,000	42,000
Thereafter	—	—	—

Total	$66,000	$2,000	$68,000

Litigation
As discussed in Note 8, YA Global served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Form 10-KSB for the year ended December 31, 2007. YA Global claims that they are entitled to additional warrants. YA Global has claimed that when the Company sold shares of common stock at prices below their exercise price, then they are entitled to a reset in the exercise price and the number of warrants. The Company’s position is that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus YA Global is not entitled to a reset in the number of warrants or the exercise price of the warrants. The Company has been granted an extension of time to respond to the Complaint by YA Global. The Company is currently in settlement negotiations with YA Global to resolve this matter.
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
Note 18 — GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss, negative cash flows from operations and a stockholders’ deficit which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through June 30, 2009. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.

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
The Company operates in two basic divisions, VIASPACE Energy, which includes its ownership in a majority-owned subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) and energy efforts of the parent company VIASPACE Inc., and VIASPACE Security, which includes its ownership in a 100% owned subsidiary VIASPACE Security, Inc. (“VIASPACE Security”) and security efforts of the parent company VIASPACE Inc. The Company also has a plurality stake in Ionfinity LLC (“Ionfinity”). As of June 30, 2008, the Company holds a 71.4% ownership interest in DMFCC and a 46.3% ownership interest in Ionfinity. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations.
In the second quarter of 2008, the Company added agents in both Asia and the Middle East, in addition to marketing professionals, in the areas of batteries and fuel cell systems. VIASPACE Energy has expanded into safe lithium batteries with representation of two Asian manufacturers with focus in electric bikes, larger electric vehicles (“EVs”) as well as portable electronics. Those efforts are just beginning to see customers sampling the batteries in the early third quarter, which is a very positive step. The Energy instrumentation line has been expanded to include both battery analysis equipment as well as fuel cell test stations, with VIASPACE Energy now either producing or representing multiple product lines both in the U.S. and across Asia. VIASPACE Security has expanded its focus to a more global rather than domestic view including a focus on the Middle East and Asia in the areas of inference and sensor data fusion technology as well as a low power Doppler radar designed for commercial perimeter security applications. This radar solution is specifically optimized and ideal for monitoring activity surrounding or around critical infrastructure areas such as airports, seaports, military installations, national borders, refineries and other critical industry.
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
VIASPACE and DMFCC have generated revenues on product revenue shipments. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
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
VIASPACE Security has generated historically revenues to date on fixed-price service contracts with private entities and has recognized revenues using the proportional performance method of accounting. Sales and profits on each fixed-price service contract are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the inputs method). A single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made. Differences between the timing of billings and the recognition of revenue are recorded as revenue in excess of billings or deferred revenue.
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

Three Months Ended June 30, 2008 Compared to June 30, 2007
Results of Operations
Revenues
Revenues were $67,000 and $132,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $65,000. Ionfinity incurred lower revenues of $12,000 on its U.S. Government contracts due to the completion of these Phase I contracts in 2007. VIASPACE Security recorded a decrease in revenues of $75,000 as compared to the same period of 2007 due to the completion of a contract it had with L-3 Communications (“L-3”) for the Advanced Container Security Device (“ACSD”) project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. VIASPACE recorded revenues of $54,000 for the three months ended June 30, 2008 and $36,000 for the same period in 2007, an increase of $18,000. The increase was due to increased sales of its ViaSensor HS-1000 humidity sensors as well as sales of a new BA-1000 battery tester. DMFCC recorded sales of $4,000 related to the development of a fuel cell cartridge in 2008 as compared to no revenues recorded for the same period in 2007.
Cost of Revenues
Costs of revenues were $24,000 and $84,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $60,000. An increase in cost of revenues related to VIASPACE’s humidity sensor and battery tester sales was offset by a decrease in cost of revenues at Ionfinity and VIASPACE Security as reduced labor, subcontractor and consulting costs were incurred due to lower recorded revenues. The resulting effect was a decrease in gross profits of $5,000 for the three months ended June 30, 2008 as compared with the same period in 2007.
Research and Development
Research and development expenses were $170,000 and $415,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $245,000. The decrease relates primarily to a decrease in payroll and payroll benefit costs of $253,000 as certain research and development employees were terminated and also due to outsourcing of it research and development staff. Consulting expenses increased by $94,000 as the Company outsourced its engineering and research and development staff for its VIASPACE Security and Energy divisions effective March 1, 2008. Stock compensation expenses incurred by Company research and development employees and consultants decreased by $78,000 during the three months ended June 30, 2008 as compared with the same period in 2007. Other research and development costs, net, decreased by $8,000 in 2008. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize new products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,915,000 and $1,740,000 for three months ended June 30, 2008 and 2007, respectively, an increase of $175,000. This increase was primarily due to increased costs of $680,000 related to increased investor and public relations efforts in 2008 as compared with the same period of 2007. An increase in consulting expenses of $197,000 in 2008 as compared with 2007 relates to the Company outsourcing most of its selling, general and administrative staff effective March 1, 2008. Due to this outsourcing, the Company incurred lower payroll and payroll benefit costs of $165,000 as most of the Company’s sales, general and administrative staff was outsourced.
Stock compensation expense related to stock options and stock issued to employees and consultants in lieu of cash compensation decreased by $147,000 in 2008 as compared with the same period of 2007. Stock compensation expense related to warrants decreased by $164,000 in 2008 as compared to 2007 as the warrant agreement with Synthetica expired on August 16, 2007 and no additional warrant expense was recorded in 2008. The Company’s legal fees decreased $97,000 due to lower legal fees incurred because of the Company’s reduced patent filing and financing efforts. Accounting fees decreased by $63,000 due to decreased audit and audit-related fees incurred. Other selling, general and administrative expenses, net, decreased by $66,000 during 2008. However, we expect selling, general and administrative expenses will increase in the future as we seek to expand our business.

Other Income (Expense), Net
Interest Income
Interest income decreased $15,000 for the three months ended June 30, 2008 in comparison to the same period in 2007 as the Company has maintained lower cash balances in 2008.
Interest Expense
Interest expense increased by $8,000 from 2007 to 2008 as the Company recorded interest expenses related to the La Jolla Note and the SNK Capital Note as discussed in Note 9.
Other Income
Other income was $122,000 for the three months ended June 30, 2008 and zero in 2007. Other income primarily relates to income generated from facilities charges to subcontractors using office and laboratory space of the Company.
Gain on Sale of Marketable Securities
During the three months ended June 30, 2008, the Company recognized a gain on the sale of marketable securities of $29,000 related to its sale of shares of Cantronic. There were no realized gains on the sale of marketable securities during the same period in 2007.
Six Months Ended June 30, 2008 Compared to June 30, 2007
Results of Operations
Revenues
Revenues were $190,000 and $371,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $181,000. Ionfinity incurred lower revenues of $84,000 on its U.S. Government contracts due to the completion of certain Phase I contracts in 2007. On August 11, 2008, Ionfinity announced that it was awarded a Phase II STTR two year contract from the U.S. Army for $750,000, and thus the revenues related to this effort will be recorded over the next two years. VIASPACE Security recorded a decrease in revenues of $210,000 as compared to the same period of 2007 due to the completion of a contract it had with L-3 for the ACSD project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. VIASPACE recorded revenues of $59,000 for the six months ended June 30, 2007 and $168,000 for the same period in 2008, an increase of $109,000 from sales of its new energy instrumentation line. The increase was primarily due to increased sales of its ViaSensor HS-1000 humidity sensors and sales of a new BA-1000 battery tester. DMFCC recorded sales of $4,000 related to a development of a fuel cell cartridge in 2008 as compared to no revenues recorded for the same period in 2007.
Cost of Revenues
Costs of revenues were $84,000 and $287,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $203,000. An increase in cost of revenues related to VIASPACE’s humidity sensor and battery tester sales was offset by a decrease in cost of revenues at Ionfinity and VIASPACE Security as reduced labor, subcontractor and consulting costs were incurred due to lower recorded revenues. The resulting effect was an increase in gross profits of $22,000 for the six months ended June 30, 2008 as compared with the same period in 2007.
Research and Development
Research and development expenses were $745,000 and $806,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $61,000. The decrease relates primarily to a decrease in payroll and payroll benefit costs of $371,000 as certain research and development employees were terminated and also due to outsourcing of it research and development staff. Consulting expenses increased by $352,000 as the Company outsourced its engineering and research and development staff for its VIASPACE Security and Energy divisions effective March 1, 2008. Stock compensation expenses incurred by Company research and development employees and consultants decreased by $42,000 during the six months ended June 30, 2008 as compared with the same period in 2007. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize new products and explore new opportunities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3,743,000 and $3,406,000 for six months ended June 30, 2008 and 2007, respectively, an increase of $337,000. This increase was primarily due to increased costs of $900,000 related to increased investor and public relations efforts in 2008 as compared with the same period of 2007. An increase in consulting expenses of $205,000 in 2008 as compared with 2007 relates to the Company outsourcing most of its selling, general and administrative staff effective March 1, 2008. Due to this outsourcing, the Company incurred lower payroll and payroll benefit costs of $283,000 as most of the Company’s selling, general and administrative staff were outsourced.
Stock compensation expense related to stock options and stock issued to employees and consultants in lieu of cash compensation increased by $102,000 in 2008 as compared with the same period of 2007. Stock compensation expense related to warrants decreased by $329,000 in 2008 as compared to 2007 as the warrant agreement with Synthetica expired on August 16, 2007 and no additional warrant expense was recorded in 2008. The Company’s legal fees decreased $46,000 due to lower legal fees incurred because of the Company’s reduced patent filing and financing efforts. Accounting fees decreased by $182,000 due to decreased audit and audit-related fees incurred. Other selling, general and administrative expenses, net, decreased by $30,000 during 2008. We expect selling, general and administrative expenses will continue to increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest Income
Interest income decreased $29,000 for the six months ended June 30, 2008 in comparison to the same period in 2007 as the Company has maintained lower cash balances in 2008.
Interest Expense
Interest expense decreased by $3,491,000 from 2007 to 2008. As discussed in Note 8 to the consolidated financial statements, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Board Opinion No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity. Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by YA Global on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. In addition, YA Global was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in Statement of Operations for the period ended March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”. Other interest expense decreased by $19,000 in 2008 as compared to the same period in 2007.
Other Income
Other income was $142,000 for the six months ended June 30, 2008 and zero in 2007. Other income primarily relates to income generated from facilities charges to subcontractors using office and laboratory space of the Company.
Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 in 2007 and zero in 2008. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000 in 2007. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000 in 2007. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, for the period ended March 31, 2007, made an in adjustment to the fair value of derivatives of $16,000. The total of these adjustments to the fair value of derivatives was $1,383,000 for the three months ended March 31, 2007. There was no such adjustment necessary in 2008.

Gain on Sale of Marketable Securities
During the six months ended June 30, 2008, the Company recognized a gain on the sale of marketable securities of $29,000 related to its sale of shares of Cantronic. During the six months ended June 30, 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its sale of shares of ViaLogy plc.
Liquidity and Capital Resources
Net cash used in operating activities was $871,000 and $2,316,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease in cash used of $1,445,000. The Company outsourced certain of its engineering and research and development staff and also certain of its selling and administrative staff effective March 1, 2008, to two outsourcing companies and paid for these services with stock issuances as opposed to cash compensation. The result was that the Company did not use as much cash in its operations during the six months ended June 30, 2008 as compared with the same period of 2007. The Company’s net loss from operations was $4,382,000 in 2008 and $4,128,000 in 2007, an increase of $254,000. Research and development expenses decreased by $61,000 during 2008 as compared with the same period of 2007 and selling, general and administrative expenses increased by $337,000 during this same period comparison. In addition gross profit recorded on revenues increased $22,000 during 2008 as compared with 2007.
Net cash provided by financing activities during the six months ended June 30, 2008 was $310,000. On January 4, 2008, the Company received $300,000 of loan proceeds from La Jolla Cove Investors, Inc. related to a promissory note issued by the Company, as described more fully in the accompanying footnotes to our consolidated financial statements. A $300,000 cash repayment was made to La Jolla against the outstanding promissory note. In addition, $259,000 was received by YA Global related to the exercise of warrants. We received $66,000 from proceeds from the sale of common stock. In addition, $15,000 was paid on other long-term debt.
We have incurred substantial losses during the six months ended June 30, 2008 and in 2007. The Company’s blanket shelf registration statement expired on March 31, 2008, and thus the Company cannot use this Form S-3 Registration Statement to raise financing on a going forward basis. Although the Company is seeking to raise additional financing, no additional signed agreements have been entered into for additional investment at June 30, 2008 and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations as of June 30, 2008:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$64,000	$31,000	$33,000	$—	$—
Operating lease obligations (b)	$453,000	$134,000	$319,000	$—	$—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	The Company leases office and laboratory space in Pasadena, California and entered into a five-year lease on May 1, 2006. Future minimum lease payments are noted.
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
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of June 30, 2008.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) v. VIASPACE Inc., et al. (Superior Court of New Jersey, Chancery Division, Hudson County — Case No. C-61-08) As discussed more fully under Note 8 to our consolidated financial statements, YA Global served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. YA Global claims that they are entitled to additional warrants. YA Global has claimed that when the Company sold shares of common stock at prices below an exercise price stated in the Warrant Agreement dated November 2, 2006 and amended March 8, 2007,  that they then were entitled to a reset in the stated exercise price and the related number of warrants.  The Company has consistently denied YA Global’s allegations and intends to vigorously defend the subject litigation.
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
Our net loss for the six months ended June 30, 2008 was $4,227,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
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
For the six months ended June 30, 2008, the Company had three customers who made up 46% of the total revenues of the Company recognized during that period. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.
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
The Company has 1,500,000,000 authorized shares of common stock, of which 462,882,326 were issued and outstanding as of June 30, 2008. Of these issued and outstanding shares, 206,006,703 shares (44.5% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, COO and Director; Dr. Sandeep Gulati, former Director of the Company, and SNK Capital Trust) and classified as restricted under Rule 144. On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. In addition, as of June 30, 2008, 35,445,290 additional shares of the Company’s common stock outstanding are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. There are outstanding 20,951,645 shares of common stock representing shares that were issued to the Company but not sold for the Company’s benefit under a Form S-3 Registration Statement that expired on March 31, 2008. When these shares are returned by the clearinghouse holding them, they will be voided by our transfer agent. A total of 200,478,688 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares at June 30, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 13, 2008, the Company issued to a vendor 5,769,231 unregistered shares of the Company’s common stock in exchange for consulting services valued at $225,000 on the date of issuance. In addition, on June 13, 2008, the Company issued to another vendor 3,846,154 unregistered shares of the Company’s common stock in exchange for consulting services valued at $150,000 on the date of issuance.   The shares issued to these vendors were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these vendors were sophisticated investors with sufficient knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each vendor was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes with out view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to the vendors, and no underwriting or selling commissions were paid in connection with these share issuances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Effective August 4, 2008, the Company’s subsidiary, Ionfinity, was awarded a Phase II STTR two year contract (the “Agreement”) from the U.S. Army for a total payment of $750,000 in connection with its proposal to the Army Small Business Technology Transfer Program entitled “Advanced Robotic Detection of Chemical Agents, Toxic Industrial Gases, and IEDs for Force Health Protection.” Pursuant the Agreement, Ionfinity will develop a chemical agent sensor and it will jointly collaborate with NASA’s Jet Propulsion Laboratory, Caltech, General Dynamics, Sionex and Imaginative Technologies in developing this chemical agent sensor. Revenues related to this Agreement will be recorded by the Company over the next two years. A copy of the Company’s August 11, 2008 press release, which further describes the tasks the Company shall undertake under the Agreement, is attached as Exhibit 99.1 to this quarterly report. The preceding description of the Agreement does not purport to be complete and is qualified entirely by reference to the Agreement, a copy of which is also attached to this quarterly report as Exhibit 10.1 and incorporated herein by reference.
There were no changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	STTR Phase II Contract between Ionfinity and the U.S. Army for Advanced Robotic Detection of Chemical Agents, Toxic Industrial Gases, and IEDs for Force Health Protection effective August 4, 2008. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

99.1	Press release dated August 11, 2008. *

*	Filed herewith.
[SIGNATURES PAGE FOLLOWS]

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)
Date: August 14, 2008	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 14, 2008	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	STTR Phase II Contract between Ionfinity and the U.S. Army for Advanced Robotic Detection of Chemical Agents, Toxic Industrial Gases, and IEDs for Force Health Protection effective August 4, 2008. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

99.1	Press release dated August 11, 2008. *

*	Filed herewith.