Form 10-Q
period 2008-09-30
VIASPACE Inc.
filed 2008-11-14
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 823,144,792 shares of $0.001 par value common stock issued and outstanding as of November 10, 2008.

VIASPACE INC.
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3-4

Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Stockholders’ Equity (Deficit) as of September 30, 2008 (Unaudited) and December 31, 2007	6

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	7-8

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,000	$608,000
Accounts receivable, net of allowance for doubtful accounts	101,000	108,000
Marketable securities, available for sale	—	78,000
Inventory	38,000	43,000
Prepaid expenses	2,513,000	89,000
Other current assets	47,000	72,000

TOTAL CURRENT ASSETS	2,735,000	998,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	105,000	155,000

OTHER ASSETS:
Intellectual property, net of accumulated amortization	199,000	217,000
Other assets	13,000	13,000

TOTAL OTHER ASSETS	212,000	230,000

TOTAL ASSETS	$3,052,000	$1,383,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$202,000	$257,000
Accrued expenses	189,000	313,000
Deposits	100,000	—
Current portion of long-term debt	54,000	30,000
Loans	250,000	250,000
Related party payable	358,000	185,000

TOTAL CURRENT LIABILITIES	1,153,000	1,035,000

LONG-TERM LIABILITIES:
Deferred rent	—	9,000
Long-term debt, net of current portion	—	291,000

TOTAL LONG-TERM LIABILITIES	—	300,000

TOTAL LIABILITIES	1,153,000	1,335,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	5,000	55,000

	505,000	555,000

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 508,830,743 and 316,452,598 issued and outstanding in 2008 and 2007, respectively	509,000	316,000
Additional paid in capital	28,636,000	19,040,000
Accumulated other comprehensive income	—	78,000
Accumulated deficit	(27,751,000)	(19,941,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,394,000	(507,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,052,000	$1,383,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Government contracts	$62,000	$21,000	$80,000	$123,000
Commercial contracts	104,000	67,000	276,000	336,000

Total revenues	166,000	88,000	356,000	459,000
COST OF REVENUES	107,000	64,000	191,000	351,000

GROSS PROFIT	59,000	24,000	165,000	108,000
OPERATING EXPENSES
Research and development	997,000	381,000	1,742,000	1,187,000
Selling, general and administrative expenses	2,651,000	1,378,000	6,394,000	4,784,000

Total operating expenses	3,648,000	1,759,000	8,136,000	5,971,000

LOSS FROM OPERATIONS	(3,589,000)	(1,735,000)	(7,971,000)	(5,863,000)
OTHER INCOME (EXPENSE)
Interest income	—	5,000	6,000	40,000
Interest expense	(13,000)	(2,000)	(36,000)	(3,516,000)
Other income	70,000	—	212,000	—
Gain on sale of marketable securities	—	45,000	29,000	264,000
Gain on sale of patents	—	114,000	—	114,000
Adjustments to fair value of derivatives	—	—	—	1,383,000

Total other income (expense)	57,000	162,000	211,000	(1,715,000)

LOSS BEFORE MINORITY INTEREST	(3,532,000)	(1,573,000)	(7,760,000)	(7,578,000)
Minority interest loss (income) in consolidated subsidiaries	(5,000)	(8,000)	(4,000)	(24,000)

NET LOSS	$(3,537,000)	$(1,581,000)	$(7,764,000)	$(7,602,000)

LOSS PER SHARE OF COMMON STOCK BEFORE MINORITY INTEREST
—Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Minority interest in consolidated subsidiaries	*	*	*	*

NET LOSS PER SHARE OF COMMON STOCK
—Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
—Basic and diluted	458,693,837	304,836,803	415,897,314	301,474,902

* Less than $0.005 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(3,537,000)	$(1,581,000)	$(7,764,000)	$(7,602,000)
Other Comprehensive Income:
Unrealized holding gain (loss) on securities	—	801,000	(49,000)	894,000
Less reclassification adjustment for realized gain on securities included in net loss	—	(45,000)	(29,000)	(264,000)

Net unrealized holding gain (loss) on securities	—	756,000	(78,000)	630,000

COMPREHENSIVE LOSS	$(3,537,000)	$(825,000)	$(7,842,000)	$(6,972,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total

BALANCE, DECEMBER 31, 2007	316,452,598	$316,000	$19,040,000	$—	$78,000	$(19,941,000)	$(507,000)
Net loss						(7,764,000)	(7,764,000)
Other comprehensive income:
Unrealized holding loss on securities					(49,000)		(49,000)
Reclassification of realized gain on securities to net loss					(29,000)		(29,000)

Comprehensive loss							(7,842,000)
Sales of common stock to investors	4,928,750	5,000	220,000				225,000
Shares issued pursuant to Form S-3 registration statement to be sold by Company	21,276,595	21,000	957,000	(962,000)			16,000
Shares issued pursuant to Form S-3 registration statement originally intended to be sold, but returned to Company and cancelled	(20,951,645)	(21,000)	(941,000)	(962,000)			—
Exercise of warrants	5,763,625	6,000	254,000				260,000
Stock compensation expense related to stock options			1,442,000				1,442,000
Cash distribution from Ionfinity, LLC			46,000			(46,000)	—
Shares issued to YA Global related to litigation settlement	22,500,000	23,000	607,000				630,000
Shares issued to consultants, vendors, employees and directors for services	158,860,820	159,000	7,011,000				7,170,000

BALANCE, SEPTEMBER 30, 2008	508,830,743	$509,000	$28,636,000	$—	$—	$(27,751,000)	$1,394,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,764,000)	$(7,602,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,000	53,000
Amortization of intangible assets	18,000	152,000
Amortization of discount related to conversion feature of debentures	—	354,000
Stock option and warrant compensation expense	1,443,000	2,063,000
Stock compensation expense related to restricted stock issued	1,248,000	416,000
Operating expenses paid in stock issued	4,128,000	—
Change in fair value of derivatives	—	(1,383,000)
Non-cash interest expense related to convertible debentures debt discount write off	—	2,096,000
Non-cash interest expense related to loss on conversion of debentures	—	953,000
Non-cash interest expense related to convertible debentures that was forgiven	—	50,000
Non-cash interest expense related to deferred financing costs	—	58,000
Gain on sale of marketable securities	(29,000)	(264,000)
(Increase) decrease in:
Accounts receivable	7,000	137,000
Inventory	5,000	(50,000)
Prepaid expenses	—	39,000
Other current assets	25,000	(230,000)
Increase (decrease) in:
Accounts payable	(55,000)	66,000
Accrued expenses and other	(33,000)	30,000
Related party payable	173,000	86,000
Minority interest	(50,000)	24,000

Net cash used in operating activities	(831,000)	(2,952,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(3,000)	(17,000)
Proceeds from gain on sale of marketable securities	29,000	219,000

Net cash provided by investing activities	26,000	202,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	—	911,000
Proceeds from loan	300,000	250,000
Proceeds from exercise of warrants	259,000	—
Payments on loans	(375,000)	—
Payments on long-term debt	(17,000)	(21,000)
Proceeds from sale of common stock	66,000	—

Net cash provided by financing activities	233,000	1,140,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(572,000)	(1,610,000)
CASH AND CASH EQUIVALENTS, Beginning of period	608,000	1,861,000

CASH AND CASH EQUIVALENTS, End of period	$36,000	$251,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$36,000	$5,000
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2007:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by YA Global Investments, L.P. as part of the conversion of convertible debentures into common stock equity.

•	Embedded derivative liabilities of $1,651,000 were converted to equity.

•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.

•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.

•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.

•	Convertible debentures with a face value of $2,700,000 were converted to equity.
Supplemental Disclosure of Non-Cash Activities for 2008:
•	The Company issued 108,757,871 shares of the Company’s common stock for future services valued on the date of issuance at $5,585,000. This amount was recorded on the date of issuance as prepaid expenses.
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
Company Background — On June 22, 2005, ViaSpace Technologies LLC (“ViaSpace LLC”), which was founded in July 1998, acquired the non-operating shell company of Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon the date of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.
Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and with the instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the September 30, 2007 consolidated financial statements including segment data, in order to conform to the September 30, 2008 consolidated financial statement presentation.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At September 30, 2008, the Company had no marketable securities.
Inventory — Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. At September 30, 2008, inventory of $38,000 included the following components: Raw Materials — $33,000, Work-in-process — $0, and Finished Goods — $5,000. At December 31, 2007, inventory of $43,000 included the following components: Raw Materials — $34,000, Work-in-process — $0, and Finished Goods — $9,000.
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
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC and Ionfinity that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At September 30, 2008 and December 31, 2007, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At September 30, 2008 and December 31, 2007, the Company has recorded $5,000 and $55,000, respectively, representing Common Shareholder Minority Interest in Ionfinity.
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
Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007
	(Unaudited)

U.S. Government customers	$31,000	$21,000
Commercial customers	70,000	87,000

Total accounts receivable	101,000	108,000
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$101,000	$108,000

NOTE 3 — PREPAID EXPENSES
On February 28, 2008, the Company and E2 Corp. (“E2”) entered into a one-year Service and Support Agreement (the “E2 Agreement”) whereby E2 will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company outsourced a portion of its personnel to E2 effective March 1, 2008. In consideration of performance of such services, the Company shall pay E2 an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times fifteen percent (15%). Within ten days of the agreement date, the Company agreed to pay E2 an amount equal to a nine month cost estimate of $1,080,000 as a retainer. The Company paid the retainer of $1,080,000 in 16,875,000 shares of the Company’s common stock registered under an existing registration statement on Form S-3. On March 31, 2008, the Company increased the retainer by $242,925 and issued an additional 4,858,500 common shares to E2. On June 13, 2008, the Company increased the retainer by $225,000 and issued an additional 5,769,231 unregistered common shares to E2. The Company agreed to pay all monthly invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. At September 30, 2008, the value of the E2 retainer was $232,000, which amount is included in prepaid expenses, as explained in the stock based compensation accounting policy in Note 1, in the accompanying consolidated balance sheet.
On February 28, 2008, the Company and ASG Support Group, Inc. (“ASG”) entered into a one-year Service and Support Agreement (the “ASG Agreement”) whereby ASG will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company outsourced a portion of its personnel to ASG effective March 1, 2008. In consideration of performance of such services, the Company shall pay ASG an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times ten percent (10%). Within ten days of the agreement date, the Company agreed to pay ASG an amount equal to a nine month cost estimate of $612,000 as a retainer. The Company paid the retainer of $612,000 in 9,562,500 unregistered shares of the Company’s common stock. On June 13, 2008, the Company increased the retainer by $150,000 and issued an additional 3,846,154 unregistered common shares to ASG. The Company agreed to pay all monthly invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. At September 30, 2008, the value of the ASG retainer was $452,000, which amount is included in prepaid expenses in the accompanying consolidated balance sheet.

In addition to E2 and ASG, during the nine months ended September 30, 2008, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 that was effective through March 31, 2008 and an existing registration statement on Form S-8 in exchange for future services to be provided to the Company. As of September 30, 2008, the remaining value of these agreements was $1,125,000, which is included in prepaid expenses in the accompanying consolidated balance sheet.
On August 25, 2008, the Board of Directors of the Company awarded nine million shares each to Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, COO; and Mr. Stephen Muzi, CFO; as additional compensation for services rendered to the Company. In addition, one million shares were awarded to Mr. Rick Calacci, Director, for services rendered to the Company. All of these shares have a one-year restriction attached to them that expires August 24, 2009. The value of the shares on the date of grant was $775,500 which is being expensed monthly through the period ending August 24, 2009. As of September 30, 2008, the unamortized value of these common shares was $697,000 which amount is included in prepaid expenses in the accompanying consolidated balance sheet.
Other prepaid expenses were $7,000 at September 30, 2008.
NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Computer equipment and software	$226,000	$223,000
Lab equipment	15,000	15,000
Furniture and fixtures	68,000	68,000
Leasehold improvements	26,000	26,000

Total property and equipment	335,000	332,000
Less: Accumulated depreciation	230,000	177,000

Fixed assets, net	$105,000	$155,000

Depreciation expense was $18,000 and $18,000 for the three months ended September 30, 2008 and 2007, respectively, and $53,000 and $53,000 for the nine months ended September 30, 2008 and 2007, respectively.
NOTE 5 — MARKETABLE SECURITIES
At December 31, 2007, the Company had rights to 366,718 shares of Cantronic Systems Inc. (“Cantronic”) that were subject to time restrictions that expired on March 18, 2008 and the shares were released to the Company. As of March 31, 2008, the fair market value of these shares was $86,000. Of the total shares in Cantronic that the Company owned at March 31, 2008, Caltech was entitled to receive 198,870 of these Cantronic shares as part of a prior agreement. During the three months ended June 30, 2008, the Company sold 167,848 Cantronic shares in a private sale and recorded a gain of the sale of marketable securities of $29,000. In addition, the 198,870 shares that were owed to Caltech were distributed to them. As of September 30, 2008, the Company does not own any Cantronic shares.

NOTE 6 — INTANGIBLE ASSETS
Intangible asset balances are comprised of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Amortized intangible assets, gross:
License to patent	$380,000	$380,000
Software code and licenses to software	35,000	35,000

Total intangible assets, gross	415,000	415,000
Less: Accumulated amortization	216,000	198,000

Total intangible assets, net	$199,000	$217,000

Amortization expense was $7,000 and $134,000 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense was $18,000 and $152,000 for the nine months ended September 30, 2008 and 2007, respectively. The anticipated annual amortization of intangible assets for each of the five fiscal years subsequent to September 30, 2008 and thereafter is as follows:

		Software
		Code and
	License to	Licenses to
Year	Patent	Software	Total

2009	$17,000	$5,000	$22,000
2010	17,000	5,000	22,000
2011	17,000	—	17,000
2012	17,000	—	17,000
2013	17,000	—	17,000
Thereafter	104,000	—	104,000

Total	$189,000	$10,000	$199,000

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of September 30, 2008 and December 31, 2007, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of September 30, 2008 and December 31, 2007, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of September 30, 2008 and December 31, 2007, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
Concentric Water. As of September 30, 2008 and December 31, 2007, the Company owned 100% of the membership interests of Concentric Water.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 30,595,000 shares were available for future grant at September 30, 2008. During the nine months ended September 30, 2008, the Company granted 7,050,000 stock options to employees and advisory board members to purchase common shares with exercise prices of between $0.0195 and $0.039 per share. During this same period, 2,484,000 stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.
For the nine months ended September 30, 2008, the Company issued 47,643,624 shares of common stock under the Plan to employees, directors and consultants for services provided to the Company. The common stock issued in respect to 19,643,624 shares had no restrictions or holding period required. The common stock issued in respect to 28,000,000 shares had a one-year restriction on them expiring August 24, 2009, as discussed in Note 3. The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $1,248,000 for the nine months ended September 30, 2008.
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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors , consultants and advisory board members during the period ended September 30, 2008 and 2007, the fair value was estimated at the date of grant using the following range of assumptions:

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Risk free interest rate	3.28% - 3.42%	4.58% - 5.12%
Dividends	0%	0%
Volatility factor	118.81% - 122.90%	118.51% - 125.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% - 16.3%	0% - 6%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for the period ended September 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	10,407,000	$0.08
Granted	7,050,000	0.03
Exercised	—	—
Reclassified to consultant options	(1,457,000)	0.08
Forfeited	(1,380,000)	0.08

Outstanding at September 30, 2008	14,620,000	$0.06	8.5	$4,600

Exercisable at September 30, 2008	4,003,000	$0.07	8.1	$—

Effective March 1, 2008, certain employees of the Company were terminated and were hired by a subcontractor of the Company. Since these former employees continue to provide consulting services to the Company while employed by the subcontractor, the stock options previously granted to these employees will continue to vest. However, since these individuals are no longer employees of the Company, the stock option type changed from being an incentive stock option to being a non-qualifying stock option. As such, as of September 30, 2008, stock options totaling 1,457,000 shares have been reclassified from the “Employee and Director Option Grants” table to the “Consultant Option Grants” table that follows.
The weighted-average grant date fair value of stock options granted to employees and directors for the nine months ended September 30, 2008 was $0.029 per share. The Company recorded $1,434,000 of compensation expense for employee and director stock options during the nine months ended September 30, 2008. At September 30, 2008, there was a total of $2,574,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one-quarter years. At September 30, 2008, the fair value of options vested for employees and directors was $87,000. There were no options exercised during 2008.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for the period ended September 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	1,109,000	$0.28
Granted	—	—
Exercised	—	—
Reclassified from employee options	1,457,000	0.08
Forfeited	(1,104,000)	0.28

Outstanding at September 30, 2008	1,462,000	$0.07	8.6	$—

Exercisable at September 30, 2008	488,000	$0.08	8.6	$—

There were no stock options granted to consultants for the period ended September 30, 2008. The Company recorded $8,000 of compensation expense for consultant stock options during the period ended September 30, 2008. At September 30, 2008, there was a total of $15,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one-quarter years. At September 30, 2008, the fair value of options vested for consultants was $11,000. There were no options exercised during 2008.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of September 30, 2008, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended September 30, 2008, DMFCC issued no stock options.
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
The following table summarizes activity in the DMFCC Option Plan for the period ended September 30, 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2008	1,396,000	$.02	5.9	$45,000

Exercisable at September 30, 2008	1,381,000	$.02	5.9	$45,000

DMFCC recorded zero stock option compensation expense for the nine months ended September 30, 2008 and $1,500 for the nine months ended September 30, 2007. There were no options exercised during 2008.

Warrants
YA Global and Gilford Warrants
On November 2, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA Global Investments, L.P., formerly known as Cornell Capital Partners, L.P. (“YA Global”), a Delaware limited partnership. We agreed to issue and sell to YA Global $3,800,000 principal amount of secured convertible debentures (the “Debentures”) in three tranches, which were to be convertible into shares of our common stock. In connection with the SPA, we also issued to YA Global, (1) a warrant to purchase 1,500,000 shares of our common stock for a period of five years at an exercise price of $0.50 per share; (2) a warrant to purchase 2,000,000 shares of our common stock for a period of five years at an exercise price of $0.60 per share; (3) a warrant to purchase 885,000 shares of our common stock for a period of five years at an exercise price of $0.75 per share; (4) a warrant to purchase 790,000 shares of our common stock for a period of five years at an exercise price of $0.95 per share; and (5) a warrant to purchase 600,000 shares of our common stock for a period of five years at an exercise price of $1.15 per share. Pursuant to an engagement letter we entered into with Gilford Securities Incorporated (“Gilford”) relating to the Debentures, we issued to Gilford warrants to purchase up to 506,666 shares of our restricted unregistered common stock at $0.60 per share (the “Gilford Warrants”).
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
The delivery of the Class A and Class B Warrants pursuant to the New SPA, was satisfied by amending the exercise price of the 5,775,000 warrants to purchase common stock issued by the Company to YA Global in connection with the SPA dated November 2, 2006, and the delivery of 850,592 shares of common stock was satisfied by an issuance of 850,592 shares of common stock that was made to the Buyer in November 2006. Additional shares of common stock totaling 11,449,408 shares were issued to YA Global on March 8, 2007. The total common shares to be issued to YA Global in connection with the New SPA were 12,300,000 shares. On March 8, 2007, the Company received net proceeds of $910,800 related to the New SPA, which reflects a placement fee of 8% of the proceeds.
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
YA Global exercised 22,173 warrants on January 9, 2008 and sent $1,000 to the Company. On January 15, 2008, YA Global exercised 5,741,452 warrants and sent $258,939 to the Company. The Company notified YA Global that the exercise price of the warrants that they used was incorrect. The Company’s opinion was that YA Global still owed the Company $1,531,500 since YA Global did not remit to the Company the proper amount of proceeds for the exercise price for the warrants.
On April 24, 2008, YA Global served a complaint (the “Complaint”) against the Company claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. The Company’s position was that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus YA Global was not entitled to a reset in the number of warrants or the exercise price of the warrants.
On September 8, 2008, the Company and YA Global and another related party entered into a Settlement Agreement (the “Agreement”) whereby the parties agreed, subject to certain conditions, to completely and forever settle any and all of their disputes and claims with each other as well as render null and void any and all prior agreements between the parties including the warrant agreements dated November 2, 2006, amendment to warrant agreement dated March 7, 2007, New SPA, Registration Rights Agreement dated March 7, 2007, and Irrevocable Transfer Agent Instructions dated November 2, 2006. The Agreement provides for full and complete resolution of the dispute under the Complaint subject only to certain conditions being fulfilled related to delivery and execution of consideration under the Agreement. As a result, other than what was agreed to be provided under the terms of the Agreement, the Company has no continuing obligation to YA Global.

Pursuant to the Agreement, the Company has agreed to issue YA Global 22,500,000 restricted shares of Company common stock (“Shares”). As a condition to the Agreement, YA Global has a right to pursue the removal of the restrictive legend on the Shares by several means including (i) a Fairness Hearing pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended in New Jersey; (ii) an SEC Rule 144 legal opinion; or (iii) a registration statement. The Agreement further provides, that in certain, limited circumstances arising from defined events of default, the Company may be required to issue additional shares (not to exceed 22,500,000 shares) to YA Global if the default is not cured within the prescribed time period. On October 24, 2008, a Fairness Hearing was held which allowed YA Global the right to remove the restrictive legend of 22,500,000 shares. The restricted shares issued to YA Global had a fair market value on the date of grant of $630,000 which amount was recorded to litigation settlement expense in the Company’s accompanying consolidated statement of operations.
Other Warrants
The Company has issued warrants to purchase 400,000 common shares of the Company to a consultant for exercise prices ranging from $0.06 to $0.12 per share.
Summary of Warrants
As of September 30, 2008 and December 31, 2007, respectively, the following is a table of warrants outstanding:

	September 30,	December 31,
	2008	2007
	(Unaudited)

YA Global No. 1	—	1,488,625
YA Global No. 2	—	2,000,000
YA Global No. 3	—	885,000
YA Global No. 4	—	790,000
YA Global No. 5	—	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	264,000
Others	400,000	—

	1,024,000	6,387,625

NOTE 9 — LOANS AND LONG-TERM DEBT
SNK Capital Trust
On September 10, 2007, the Company issued a Promissory Note (the “Note”) to Rhino Steel Manufacturing Ltd., company organized under the laws of the British Virgin Islands, and a shareholder of the Company, in the aggregate principal amount of $250,000. The Note was due and payable on the earlier of (a) December 10, 2007 (the “Maturity Date”) or (b) the occurrence of an Event of Default as defined in the Note, provided, however, that the Note Holder at its option on or after the Maturity Date, may convert this Note into another three-month Note under the same terms and conditions as this Note. Interest shall accrue at a rate of ten percent (10%) per annum and shall not be due and payable until the earliest of (i) the Maturity Date or (ii) the occurrence of an Event of Default.
The maturity date of the Note was extended until July 10, 2009 after agreement by both parties. On May 30, 2008, SNK Capital Trust (“SNK”), a Bahamas company, purchased the Note. All terms and conditions remained the same. The Company may voluntarily prepay the Note in whole or in part at any time and from time to time without penalty, together with interest accrued on the amount prepaid through the date of the prepayment. The Note is unsecured and does not encumber any assets of the Company. The Note is included in Current Liabilities in the accompanying Consolidated Balance Sheet at September 30, 2008.

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
On March 25, 2008, La Jolla and the Company amended the LJC Note and entered into a Settlement Agreement and General Release (the “LJC Settlement Agreement”). In exchange for La Jolla agreeing to extend the due date of the outstanding note balance and accrued interest until June 9, 2008, the Company agreed to waive the Non-Funding Penalty. La Jolla was also under no further obligations to fund any additional amounts under the LJC Note.
On June 25, 2008, the LJC Settlement Agreement was amended whereby in exchange for the Company paying $150,000 in cash on the LJC Note, the due date of the remaining unpaid amount was extended to July 25, 2008. This $150,000 cash payment was made on June 25, 2008. As of September 30, 2008, the Company owed $75,000 plus accrued interest to La Jolla which is shown in Current Liabilities on the accompanying Consolidated Balance Sheet.
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

Summary of Loans and Long-Term Debt
Loans and Long-term debt is comprised of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$14,000	$21,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	40,000	50,000
SNK Capital Trust Note, with interest at 10% due July 10, 2009	250,000	250,000
LJC Loans	—	250,000

Total Long-term Debt	304,000	571,000
Less Current Portion of Long-term Debt and Loans	304,000	280,000

Net Long-term Debt	$—	$291,000

NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2008 and December 31, 2007, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares. The par value of the preferred stock is $0.001. There were zero shares outstanding of preferred stock as of September 30, 2008 and December 31, 2007.
Common Stock
As of September 30, 2008 and December 31, 2007, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
There were 316,452,598 shares of common stock outstanding as of December 31, 2007. For the nine months ended September 30, 2008, the Company issued 158,860,820 shares of common stock under the Plan to employees, directors, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded based on fair market value on the date of grant. In addition, 5,763,625 shares were issued to YA Global related to their exercise of warrants. During 2008, the Company issued 3,822,556 shares to La Jolla representing fair market value of $175,000 which was used to repay the La Jolla Note. In addition, the Company issued 1,106,194 shares to a private investor for gross proceeds of $50,000. The Company issued 21,276,595 shares to the Company representing shares that were to be sold for the Company’s benefit under an existing Form S-3 Registration Statement. These shares are classified as treasury stock in the accompanying balance sheet. The Form S-3 Shelf Registration Statement expired on March 31, 2008, and 20,951,645 of these shares issued to the Company were returned to the Company and voided on August 11, 2008. On September 10, 2008, the Company issued to YA Global 22,500,000 restricted shares of the Company’s common stock as discussed in Note 8. As of September 30, 2008, there were 508,830,743 shares of common stock outstanding.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued no interest or penalties at September 30, 2008. As of the date of these financial statements, the 2006, 2005, and 2004 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the nine months ended September 30, 2008 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

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
NOTE 13 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended September 30, 2008, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
In public filings prior to the Form 10-Q filed for the period ended June 30, 2008, the Company reported four segments of operations. Effective with the filing of the Form 10-Q for the period ended June 30, 2008, the Company has reorganized its reportable segments into two reportable segments which operate in two distinct market areas. The Company’s reportable segments are Energy and Security. The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment. The operations of VIASPACE Security, Ionfinity and VIASPACE Corporate’s security related business are included in the Security segment.
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
Information on reportable segments for the periods ended September 30, 2008 and 2007 are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Energy	$69,000	$—	$207,000	$59,000
Security	97,000	88,000	149,000	400,000

Total Revenue	$166,000	$88,000	$356,000	$459,000

Income (Loss) From Operations:
Energy	$(617,000)	$(449,000)	$(1,333,000)	$(1,499,000)
Security	(538,000)	(350,000)	(1,146,000)	(954,000)

Loss From Operations by Reportable Segments	(1,155,000)	(799,000)	(2,479,000)	(2,453,000)
Corporate Administrative Costs	(1,164,000)	(307,000)	(3,088,000)	(1,339,000)
Corporate Stock Compensation and Warrant Expense	(1,270,000)	(629,000)	(2,404,000)	(2,071,000)

Loss From Operations	$(3,589,000)	$(1,735,000)	$(7,971,000)	$(5,863,000)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets:
Energy	$205,000	$316,000
Security	109,000	266,000
VIASPACE Corporate	2,738,000	801,000

Total Assets	$3,052,000	$1,383,000

For the nine months ended September 30, 2008, the Company had one customer whose recognized revenues exceeded 10% of consolidated revenues. This included the U.S. Army of $63,000 (18% of total revenues).
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
The following table sets forth common stock equivalents (potential common stock) for the nine months ended September 30, 2008 and 2007 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	September 30,
	2008	2007

Stock Options	16,082,000	10,225,500
Warrants	1,024,000	6,399,000

The following table sets forth the computation of basic and diluted net loss per share for the periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic and diluted net loss per share:
Numerator:

Net loss attributable to common stock	$(3,537,000)	$(1,581,000)	$(7,764,000)	$(7,602,000)

Denominator:

Weighted average shares of common stock outstanding	458,693,837	304,836,803	415,897,314	301,474,902

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

NOTE 15 — OTHER RELATED PARTY TRANSACTIONS
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Ionfinity has a consulting agreement with one of the minority owners and director of Ionfinity who has a 3.8% membership interest in Ionfinity to perform work on government contracts with the United States Navy, Air Force and Army. A second minority owner and director has a 47.9% membership interest in Ionfinity and was a consultant to Ionfinity prior to becoming an employee in 2006. As of September 30, 2008 and December 31, 2007, zero is included as a related party payable in the accompanying consolidated balance sheet related to amounts owed to these minority owners. For the nine months September 30, 2008 and 2007, $17,273 and $23,000, respectively, was billed by these two minority owners to Ionfinity for work performed on government contracts.
Certain intellectual property including patents, trademarks, website, artwork, domain names, software code, and trade secrets were purchased by Dr. Carl Kukkonen, Chief Executive Officer of the Company and Dr. Sandeep Gulati, a former director of the Company, for $20,000 in 2002 from a third party that handled a general assignment for the benefit of the creditors of ViaChange.com, Inc., a former majority-owned subsidiary of the Company. Dr. Kukkonen and Dr. Gulati subsequently sold this intellectual property to VIASPACE Security for $20,000 in 2002 ($10,000 each to Dr. Kukkonen and Dr. Gulati). Dr. Kukkonen was paid $10,000 in June 2006 and Dr. Gulati is expected to be paid in 2008. The $10,000 owed to Dr. Gulati is included in related party payable as of September 30, 2008 and December 31, 2007, respectively, in the accompanying consolidated balance sheet.
VIASPACE Security has included in accounts payable as of September 30, 2008 and December 31, 2007, respectively, an amount of $7,500 due to ViaLogy plc, a former related party, for consulting services performed by ViaLogy plc for VIASPACE Security. This amount is expected to be paid in 2008.
At September 30, 2008 and December 31, 2007, respectively, the Company has included as a related party payable $173,105 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also serves on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. The Consulting Agreement is for a term of one (1) year and will be automatically renewed for successive one (1) year terms unless either party notifies the other of their intent not to renew within sixty (60) prior to the expiration of the term. Denda Associates will be paid cash compensation of $6,667 per month plus commissions based on sales to certain customers approved by the Company and on sales of certain of the Company’s products. The commission rate is initially 5% until total commissions of $40,000, in the aggregate, has been received by Denda Associates, at which point the commission rate is reduced to 3%. In addition, bonuses in the form of restricted stock of the Company are available to Denda Associates if certain milestones are met within 12 months of the signing of the Consulting Agreement. As of September 30, 2008 and December 31, 2007, $10,600 and zero, respectively, is included as a related party payable in connection with the Consulting Agreement in the accompanying consolidated balance sheet.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
Employment Agreements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2009 and will be automatically renewed for one-year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
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

Leases
Until April 30, 2006, the Company leased office and laboratory space on a month-to-month basis. On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments subsequent to September 30, 2008 due under this lease are as follows:

Years Ended
Fiscal Year	September 30,

2009	$136,000
2010	140,000
2011	120,000
Total minimum lease payments	$396,000

Rent expense charged to operations for the three months ended September 30, 2008 and 2007 was $34,000 and $31,000, respectively. Rent expense charged to operations for the nine months ended September 30, 2008 and 2007 was $98,000 and $95,000, respectively.
The annual installment of principal and interest on the notes payable owed to the Community Development Commission discussed in Note 8 for each of the years subsequent to September 30, 2008 and thereafter are as follows:

Fiscal Year	Principal	Interest	Total

2009	54,000	2,000	56,000
Thereafter	—	—	—

Total	$54,000	$2,000	$56,000

Litigation
As discussed in Note 8, YA Global served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Form 10-KSB for the year ended December 31, 2007. On September 8, 2008, the Company and YA Global and another related party entered into a Settlement Agreement (the “Agreement”) whereby the parties agreed, subject to certain conditions, to completely and forever settle any and all of their disputes and claims with each other as well as render null and void any and all prior agreements between the parties including the warrant agreements dated November 2, 2006, amendment to warrant agreement dated March 7, 2007, New SPA, Registration Rights Agreement dated March 7, 2007, and Irrevocable Transfer Agent Instructions dated November 2, 2006. The Agreement provides for full and complete resolution of the dispute under the Complaint subject only to certain conditions being fulfilled related to delivery and execution of consideration under the Agreement. As a result, other than what is agreed to be provided under the terms of the Agreement, the Company has no continuing obligation to YA Global.
Pursuant to the Agreement, the Company issued 22,500,000 restricted shares of Company common stock (“Shares”) to YA Global. As a condition to the Agreement, YA Global has a right to pursue the removal of the restrictive legend on the Shares by several means including (i) a Fairness Hearing pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended in New Jersey; (ii) an SEC Rule 144 legal opinion; or (iii) a registration statement. The Agreement further provides, that in certain, limited circumstances arising from defined events of default, the Company may be required to issue additional shares (not to exceed 22,500,000 shares) to YA Global if the default is not cured within the prescribed time period. On October 24, 2008, a Fairness Hearing was held which allowed YA Global the right to remove the restrictive legend of 22,500,000 shares. The restricted shares issued to YA Global had a fair market value on the date of grant of $630,000 which amount was recorded as a litigation settlement expense in the Company’s accompanying consolidated statement of operations.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company expects the adoption of SFAS 160 will not have a significant impact on its results of operations or financial position.

NOTE 18 — GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss, negative cash flows from operations and a stockholders’ deficit which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through September 30, 2009. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence.
NOTE 19 — SUBSEQUENT EVENTS
Acquisition
On October 21, 2008, the Company and its newly formed wholly-owned subsidiary, VIASPACE Green Energy Inc., a British Virgin Islands international business company (“VGE”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Sung Hsien Chang, an individual (“Chang”), and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, VGE acquired 100% of Inter-Pacific Arts Corp., a British Virgin Islands international business company (“IPA BVI”), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province (“IPA China”) from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, the Company agreed to pay $16 million in a combination of cash, and newly-issued shares of Company and VGE stock. In addition, the Company issued shares of its common stock to Licensor for Licensor’s license of certain fast growing grass technology to IPA China.
IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in U.S. retail chain stores. IPA China also has a license to grow and sell a new fast-growing hybrid grass to be used for production of biofuels and as feed for livestock.
The acquisition of IPA BVI and IPA China (“Acquisition”) will be completed through two closings. At the first closing which took place on October 21, 2008, VGE issued 3,500,000 newly-issued shares to Chang and his designees. The Company issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor. Chang delivered 70% of the outstanding common stock of IPA BVI. In addition, VGE executed employment agreements with certain persons, including Sung Chang; Carl Kukkonen, the Company’s Chief Executive Officer; Stephen Muzi, the Company’s Chief Financial Officer; and Maclean Wang, the sole shareholder of the Licensor (each an “Employment Agreement”). The Company also entered into a Chang Agreement with Chang regarding the rights as shareholders of VGE (“Shareholders Agreement”).
The second closing will be held within 240 days after the first closing (“Second Closing”). At the Second Closing, the Company shall pay $4.8 million (“Cash Consideration”) plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% thereafter. The Company shall also issue 1.8% of its then outstanding shares of common stock to Licensor. Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE. Chang will also cause IPA China to be a wholly-owned subsidiary of IPA BVI including obtaining all governmental approvals required for such transfer.
The Company and VGE’s obligations to consummate the Second Closing is conditioned upon, among other things, the transfer of the equity of IPA China from Chang to IPA BVI and the execution of the assignment of the right to grow and harvest fast-growing proprietary grasses from Quanzhou Keyi Husbandry Breeding and Planting Co. from Licensor to IPA China.
In the event that the Second Closing does not occur within 240 days after the First Closing, the Purchase Agreement, each Employment Agreement and the Shareholders Agreement shall automatically terminate and all stock certificates delivered at First Closing shall be returned.
If the Second Closing does not occur within 240 days although most of the Company’s closing conditions have been satisfied, then Chang may receive additional VGE shares or retain the Company shares as follows: if the VGE stock is listed on a trading market, then Company shall transfer to Chang all the VGE shares. If the VGE stock is not listed on a trading market, then Chang shall retain the Company Shares instead of returning them to the Company.

In the event that the Second Closing fails to occur, neither the Company or its affiliates, or any of their directors or officers, shall engage in the grass business in China for a period of three years after the First Closing Date.
During the 75 day period after the First Closing, VGE shall engage an independent auditor acceptable to Chang to perform an audit of the financial records of IPA BVI and IPA China in accordance with federal securities laws. During the course of the audit, the independent auditor will determine if a “Cash Shortfall” existed as of the date of the First Closing. The auditor’s determination shall be binding on Chang and the Company. The “Cash Shortfall” means the amount equal to $3.0 million less IPA BVI and IPA China’s cash equivalents (which includes all cash plus accounts receivables less accounts payables), calculated as of the First Closing Date. Chang shall pay IPA BVI the amounts of any Cash Shortfall in cash.
Within 150 days of the First Closing, VGE shall prepare and file with the Securities and Exchange Commission (“SEC”) a registration statement covering the resale of all or such maximum portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations (“Registration Statement”) that are not then registered on an effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415. Alternatively, VGE shall register its common stock on a registration statement on Form 10.
VGE shall use its best efforts to qualify its Common Stock for quotation on a trading market as soon as practicable, but in no event later than the 240th day after the closing of this Agreement or the 90th day after the effectiveness of the Registration Statement on Form S-1 registering some or all of VGE Common Stock or on Form 10.
Provided that the Second Closing has occurred, if VGE common stock is not listed on a trading market within 240 days after the First Closing, then the Company will issue to Chang the number of shares of its common stock equivalent to $5,600,000. The stock price will be calculated as the average closing price of the Company’s common stock during the 60 day period prior to and including the Second Closing Date. In exchange, Chang shall return all shares of VGE common stock it received pursuant to the Purchase Agreement to the Company.
Licensor and Chang each represents and covenants that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date. Any agreement regarding such land use rights shall grant the land use rights to IPA China, but shall be assignable to VGE at VGE’s option. The term of such agreement, including possible renewals, shall be at least 10 years.
VGE shall establish a stock option plan (the “Option Plan”) and shall reserve 1,400,000 shares of common stock for issuance of options to VGE management and employees under the Option Plan. Carl Kukkonen will be the Chief executive Officer of VGE upon the First Closing, and of IPA BVI and IPA China upon the Second Closing; Stephen Muzi will be the Chief Financial Officer, Treasurer and Secretary of VGE upon the First Closing, and of IPA BVI and IPA China upon the Second Closing. Chang will be President of IPA BVI and IPA China upon the First Closing, and of VGE upon the Second Closing. Wang will be Managing Director of Grass Development of IPA China upon the First Closing. Chang shall manage and control the operations of IPA China and IPA BVI through the Second Closing.
Each of Chang and Licensor, severally but not jointly, agrees to indemnify and hold harmless the Company and VGE (“VIASPACE Entity”) (and its respective directors, officers, affiliates, agents, employees, consultants, successors and assigns) from and against any and all losses, liabilities, deficiencies, costs, damages and expenses (including, without limitation, reasonable attorneys’ fees, charges and disbursements) incurred by such VIASPACE Entity as a result of any inaccuracy of the representations or warranties or breach of covenants by Chang or Licensor, respectively, herein.
Each VIASPACE Entity agrees, severally but not jointly, to indemnify and hold harmless Chang and Licensor and its directors, officers, affiliates, agents, employees, consultants, successors and assigns from and against any and all losses, liabilities, deficiencies, costs, damages and expenses (including, without limitation, reasonable attorneys’ fees, charges and disbursements) incurred by Chang and Licensor as a result of any inaccuracy of the representations or warranties or breach of covenants by such VIASPACE Entity herein.

As promptly as possible following the Second Closing, IPA BVI and IPA China shall prepare, and its independent outside auditors (“Auditors”) acceptable to VGE and Chang shall review, the IPA BVI and IPA China financial statements for the 2008 fiscal year (“2008 Financial Statements”). If the Gross Profit (as defined below) as indicated in the 2008 Financials Statements is less than $1,500,000, then Chang will compensate the difference to VGE in cash promptly by depositing such cash into VGE’s bank accounts. “Gross Profit” is defined as gross sales revenue of IPA BVI and IPA China less all costs directly related to sales determined in accordance with GAAP.
At any time after the First Closing but prior to the Second Closing, Chang may request VGE to grant a non-recourse loan to Chang of up to $1,500,000. After obtaining such funds from IPA BVI or IPA China, VGE shall deliver the loan proceeds within ten (10) days after receipt of any such written request. Interest on the loan shall accrue at six percent (6%) per annum and all principal and interest shall be due and payable when and if VGE files the registration statement or the Second Closing occurs, whichever is first. The loan shall be evidenced by a promissory note to be made by Chang in favor of VGE, with such additional terms and conditions as may be reasonably requested by VGE.
The Company paid CBC Consulting (“Finder”) and its President, a finder’s fee for services rendered in connection with introducing IPA China and IPA BVI to the Company and facilitating the acquisition. At the First Closing, the Company delivered to CBC’s President, 10 million shares of common stock, registered under our registration statement on Form S-8 for services he rendered to the Company. The Company also delivered 24,461,538 shares of its unregistered common stock to CBC. The Company will also deliver to CBC $384,000 in Company common stock at the Second Closing valued at the average closing price during the 60 days period immediately prior to and including the Second Closing.
Employment Agreements
VGE entered into four separate employment agreements with each of Carl Kukkonen, Sung Chang, Stephen Muzi and Maclean Wang. Kukkonen would serve as Chief executive Officer, Chang as President, Muzi as Chief Financial Officer and Wang as Managing Director of Grass Development of IPA China. Kukkonen and Chang would receive a salary of $240,000 per annum, Muzi receives $180,000 per annum and Wang receives $84,000 per annum. Each of them should are entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.
Under Chang’s employment agreement, VGE will grant him an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing Date. The purchase price of the option shares shall be eighty percent (80%) of the fair market value of such common stock as of the Second Closing Date. The option shall vest over a period of 24 months beginning on the date of the Employment Agreement, with 1/24 of the option shares vesting on the first day of each month that Chang is employed with VGE.
Under Wang’s employment agreement, VGE will grant him an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing Date. The purchase price of the option shares shall be eighty percent (80%) of the fair market value of such common stock as of the Second Closing Date. The option shall vest over a period of 24 months beginning on the date of the Employment Agreement, with 1/24 of the option shares vesting on the first day of each month that Wang is employed with VGE.
Each executive shall have an employment term of two years. VGE may terminate the Employment Agreement for Cause. As used herein, “Cause” means (a) the refusal in bad faith by executive to carry out specific written directions of the Board, (b) intentional fraud or dishonest action by executive in his relations with VGE; (c) the conviction of executive of any crime involving an act of significant moral turpitude; (d) any act (or failure to act), knowingly committed by executive, that is in violation of written VGE policies, the Employment Agreement or VGE’s written agreements with third parties and that is materially damaging to the business or reputation of VGE as determined in good faith by the CEO.
Each executive, by notice to VGE, may terminate the Employment Agreement if a Good Reason exists. “Good Reason” means the occurrence of any of the following circumstances without executive’s prior express written consent: (a) a material adverse change in the nature of executive’s title, duties or responsibilities with VGE that represents a demotion from his title, duties or responsibilities as in effect immediately prior to such change; (b) a material breach of the Employment Agreement by VGE; (c) a failure by VGE to make any payment to executive when due, unless the payment is not material and is being contested by VGE, in good faith.
If executive’s employment with VGE is terminated without Cause or for Good Reason, executive shall be entitled to receive all salary and benefits due to executive during the term of the Employment Agreement, and all executive’s stock options, if any, shall vest on the date of termination.

If the Second Closing fails to occur within 240 days after the First Closing, the Employment Agreement shall automatically terminate and neither party shall owe any obligations whatsoever to the other party under the Employment Agreement, provided that VGE shall pay to executive all amounts owing to executive at the time of termination, including for previously accrued but unpaid bonuses and expense reimbursements.
Each executive shall not disclose any confidential information of VGE. During the period commencing upon the date of each Agreement and terminating three years after termination of employment, no executive, without the prior written permission of VGE, shall not for any reason whatsoever, (i) enter into the employment of or render any services to any person, firm or corporation engaged in any business which competes with VGE (“Competitive Business”); (ii) engage in any Competitive Business as an individual, partner, shareholder, creditor, director, officer, principal, agent, employee, trustee consultant, advisor or in any other relationship or capacity; (iii) employ, or have or cause any other person or entity to employ, any person who was employed by VGE at the time of termination of executive’s employment by VGE (other than Executive’s personal secretary and assistant); or (iv) solicit, interfere with, or endeavor to entice away from VGE, for the benefit of a Competitive Business, any of its customers.
Shareholder Agreement
Under the Shareholder Agreement by and among the Company and Chang, VGE shall have 3 directors. The parties agree that two directors will be selected by the Company while one director will be selected by Chang. Carl Kukkonen will be the initial Chairman of the Board and Chief Executive Officer of VGE. Stephen Muzi will be the initial Chief Financial Officer and Secretary of the Company. Chang will be the initial President of VGE, effective as of the Second Closing.
Carl Kukkonen will be the initial Chief Executive Officer of IPA BVI and IPA China, effective as of the Second Closing. Stephen Muzi will be the initial Chief Financial Officer and Secretary of IPA BVI and IPA China, effective as of the Second Closing. Chang will be the initial President of IPA BVI and IPA China (the “Subsidiaries”). Maclean Wang will be initial Managing Director of Grass Development of IPA China.
Meetings of each board of directors shall be held at least 4 times per year, at such places and on such dates as are agreed by the directors. The presence of any 2 of the directors shall constitute a quorum for the transaction of business at a meeting of the board of directors. The affirmative vote of a majority of the directors present at a meeting will constitute a decision of the board of directors; provided, however, that decisions as to Fundamental Matters, as set forth below, shall require unanimous approval:
•	other than certain permitted issuances, any issuance or agreement to issue any equity securities of VGE or the Subsidiaries;

•	any transaction of merger, consolidation, amalgamation, recapitalization or other form of business combination; any joint venture; any liquidation, winding up or dissolution of VGE or the Subsidiaries; or any acquisition of any business or assets from, or capital stock of, any person;

•	any sale, conveyance, lease, transfer or other disposition of any substantial assets or any other transaction not in the ordinary course of business;

•	any declaration or making of dividend payments or other payments or distributions made to any shareholders;

•	any amendment or modification of the Memorandum and Articles of Association;

•	any indebtedness incurred or guaranty made by VGE or the Subsidiaries or any pledge of VGE’s or the Subsidiaries’ assets by VGE or the Subsidiaries;

•	commercial proposals or contracts which would commit VGE or the Subsidiaries for a total amount of more than $100,000;

•	decisions relating to the officers and executive management of VGE or the Subsidiaries, including compensation, employment and termination of employment;

•	approval of the annual budget of VGE and the Subsidiaries; and

•	selection of auditors for VGE and the Subsidiaries.

Each shareholder shall have a right of first refusal of any attempted sale or transfer of shares of VGE common stock by the other shareholder except for certain permitted transfers to related parties. In addition, each shareholder shall have a “tag along” offer right in which it may include its shares in any attempted sale of VGE common stock by the other shareholder.
The Shareholder Agreement shall terminate if the Second Closing fails to occur, or as mutually determined by the parties or upon a sale of VGE to a third party.

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
The Company operates in two basic divisions, VIASPACE Energy, which includes its ownership in a majority-owned subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) and energy efforts of the parent company VIASPACE Inc., and VIASPACE Security, which includes its ownership in a 100% owned subsidiary VIASPACE Security, Inc. (“VIASPACE Security”) and security efforts of the parent company VIASPACE Inc. The Company also has a plurality stake in Ionfinity LLC (“Ionfinity”). As of September 30, 2008, the Company held a 71.4% ownership interest in DMFCC and a 46.3% ownership interest in Ionfinity. The Company also owns 100% of Concentric Water Technology LLC (“Concentric Water”), an inactive company that plans to explore water technologies that could solve the technical and cost limitations of traditional water purification methods. The Company may also pursue future opportunities based on technologies licensed from Caltech and other organizations.
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
As described more fully in our Current Report on Form 8-K filed with the SEC on October 27, 2008 (the “10/27/08 Form 8-K”), which is incorporated herein by reference, and under Note 19 to the consolidated financial statements accompanying this report, on October 21, 2008, the Company and its newly formed wholly-owned subsidiary, VIASPACE Green Energy Inc., a British Virgin Islands international business company (“VGE”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Sung Hsien Chang, an individual (“Chang”), and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, VGE would acquire 100% of Inter-Pacific Arts Corp., a British Virgin Islands international business company (“IPA BVI”), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province (“IPA China”) from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, the Company agreed to pay $16 million in a combination of cash, and newly-issued shares of Company and VGE stock. In addition, the Company issued shares of its common stock to Licensor for Licensor’s license of certain fast growing grass technology to IPA China. IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in U.S. retail chain stores. IPA China also has a license to grow and sell a new fast-growing hybrid grass to be used for production of biofuels and as feed for livestock. The acquisition of IPA BVI and IPA China will be completed through two closings. The first closing occurred on October 21, 2008 (the “First Closing”), and pursuant to the terms of the Purchase Agreement, the second closing (the “Second Closing”) must occur within 240 days of the First Closing. At the Second Closing, the Company shall pay $4.8 million (“Cash Consideration”) plus Interest (as defined below) since the First Closing, in cash to Chang. “Interest” on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% thereafter. The Company shall also issue 1.8% of its then outstanding shares of common stock to Licensor. In exchange, Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE. Chang will also cause IPA China to be a wholly-owned subsidiary of IPA BVI including obtaining all governmental approvals required for such transfer. The Company and VGE’s obligations to consummate the Second Closing is conditioned upon, among other things, the transfer of the equity of IPA China from Chang to IPA BVI and the execution of the assignment of the right to grow and harvest fast-growing proprietary grasses from Quanzhou Keyi Husbandry Breeding and Planting Co. from Licensor to IPA China. In the event that the Second Closing does not occur within 240 days after the First Closing, the Purchase Agreement, along with related Employment Agreements entered into in connection with this transaction shall automatically terminate and all stock certificates delivered at First Closing shall be returned. The Shareholder Agreement entered into by the parties shall also terminate if the Second Closing fails to occur, or as mutually determined by the parties or upon a sale of VGE to a third party. The description of the Purchase Agreement, the Employment Agreements and the Shareholders Agreement are each qualified in its entirety by reference to such agreements attached to our 10/27/08 Form 8-K as Exhibits 10.1 through 10.6 thereto.
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
Three Months Ended September 30, 2008 Compared to September 30, 2007
Results of Operations
Revenues
Revenues were $166,000 and $88,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of $78,000. Ionfinity incurred higher revenues of $41,000 due to the start of its U.S. Government Phase II contract with the U.S. Army in August 2008. VIASPACE Security recorded a decrease in revenues of $67,000 as compared to the same period of 2007 due to the completion of a contract it had with L-3 Communications (“L-3”) for the Advanced Container Security Device (“ACSD”) project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. VIASPACE recorded revenues of $68,000 for the three months ended September 30, 2008 and zero for the same period in 2007. The increase was due to increased sales of its ViaSensor HS-1000 humidity sensors and also due to a contract for technical services related to its SHINE software license. DMFCC recorded sales of $36,000 for the three months ended September 30, 2008 related to a contract received for the development of a fuel cell cartridge in 2008. DMFCC recorded no revenues for this same period in 2007.
Cost of Revenues
Costs of revenues were $107,000 and $64,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of $43,000. An increase in cost of revenues related to VIASPACE’s humidity sensor and increased costs at Ionfinity as a result of its new U.S. Army Phase II contract were offset by a decrease in cost of revenues at VIASPACE Security, which incurred reduced labor, subcontractor and consulting costs due to lower recorded revenues. The resulting effect was an increase in gross profits of $35,000 for the three months ended September 30, 2008 as compared with the same period in 2007.
Research and Development
Research and development expenses were $997,000 and $381,000 for the three months ended September 30, 2008 and 2007, respectively, an increase of $616,000. A decrease in payroll and payroll benefit costs of $157,000 due to certain research and development employees were terminated was offset by an increase in consulting expenses of $855,000 as the Company outsourced its engineering and research and development staff for its VIASPACE Security and Energy divisions effective March 1, 2008. Stock compensation expenses incurred by Company research and development employees and consultants decreased by $83,000 during the three months ended September 30, 2008 as compared with the same period in 2007. Other research and development costs, net, increased by $1,000 in 2008. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize new products and explore new opportunities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2,651,000 and $1,378,000 for three months ended September 30, 2008 and 2007, respectively, an increase of $1,273,000. This increase was primarily due to increased costs of $729,000 related to increased investor and public relations efforts in 2008 as compared with the same period of 2007. An increase in consulting expenses of $173,000 in 2008 as compared with 2007 relates to the Company outsourcing most of its selling, general and administrative staff effective March 1, 2008. As discussed in the footnotes to our consolidated financial statements, YA Global was issued restricted stock valued at $630,000 which was recorded as a litigation settlement expense. The stock compensation expense related to warrants decreased by $84,000 in 2008 as compared to 2007 as the warrant agreement with Synthetica expired on August 16, 2007 and no additional warrant expense was recorded in 2008. The Company’s legal fees decreased $64,000 due to lower legal fees incurred because of the Company’s reduced patent filing and financing efforts. Other selling, general and administrative expenses, net, decreased by $111,000 during 2008. However, we expect selling, general and administrative expenses will increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest Income
Interest income decreased $5,000 for the three months ended September 30, 2008 in comparison to the same period in 2007 as the Company has maintained lower cash balances in 2008.
Interest Expense
Interest expense increased by $11,000 from 2007 to 2008 as the Company recorded interest expenses related to the La Jolla Note and the SNK Capital Note as discussed in the footnotes to our consolidated financial statements.
Other Income
Other income was $70,000 for the three months ended September 30, 2008 and zero in 2007. Other income primarily relates to income generated from facilities charges to subcontractors using office and laboratory space of the Company.
Gain on Sale of Marketable Securities
During the three months ended September 30, 2007, the Company recognized a gain on the sale of marketable securities of $45,000 related to its sale of shares of Cantronic. There were no realized gains on the sale of marketable securities during the same period in 2008.
Gain on Sale of Patents
As explained in the footnotes, on July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income. There was no gain on the sale of patents recorded in 2008.

Nine Months Ended September 30, 2008 Compared to September 30, 2007
Results of Operations
Revenues
Revenues were $356,000 and $459,000 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $103,000. Ionfinity incurred lower revenues of $43,000 on its U.S. Government contracts due to the completion of certain Phase I contracts in 2007. The decrease at Ionfinity was offset by increased revenues at Ionfinity related to the start of its U.S. Government Phase II contract with the U.S. Army in August 2008. VIASPACE Security recorded a decrease in revenues of $277,000 as compared to the same period of 2007 due to the completion of a contract it had with L-3 Communications (“L-3”) for the Advanced Container Security Device (“ACSD”) project, under a contract awarded to L-3 by the U.S. Department of Homeland Security. VIASPACE recorded revenues of $177,000 for the nine months ended September 30, 2008 and zero for the same period in 2007. The increase was due to increased sales of its ViaSensor HS-1000 humidity sensors and sales of its new BA-1000 battery tester. VIASPACE also reported revenues from technical services related to its SHINE software license. DMFCC recorded sales of $40,000 for the nine months ended September 30, 2008 related to contracts received for the development of a fuel cell cartridge in 2008. DMFCC recorded no revenues for this same period in 2007.
Cost of Revenues
Costs of revenues were $191,000 and $351,000 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $160,000. An increase in cost of revenues related to VIASPACE’s humidity sensor and battery tester sales was offset by a decrease in cost of revenues at Ionfinity and VIASPACE Security as reduced labor, subcontractor and consulting costs were incurred due to lower recorded revenues. The resulting effect was an increase in gross profits of $57,000 for the nine months ended September 30, 2008 as compared with the same period in 2007.
Research and Development
Research and development expenses were $1,742,000 and $1,187,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $555,000. A decrease in payroll and payroll benefit costs of $528,000 due to the termination of certain research and development employees was offset by an increase in consulting expenses of $1,207,000 as the Company outsourced its engineering and research and development staff for its VIASPACE Security and Energy divisions effective March 1, 2008. Stock compensation expenses incurred by Company research and development employees and consultants decreased by $125,000 during the nine months ended September 30, 2008 as compared with the same period in 2007. Other research and development costs, net, increased by $1,000 in 2008. We expect that research and development expenses will continue to increase in the future at VIASPACE, DMFCC and VIASPACE Security as we work to develop and commercialize new products and explore new opportunities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6,394,000 and $4,784,000 for nine months ended September 30, 2008 and 2007, respectively, an increase of $1,610,000. This increase was primarily due to increased costs of $1,629,000 related to increased investor and public relations efforts in 2008 as compared with the same period of 2007. An increase in consulting expenses of $290,000 in 2008 as compared with 2007 relates to the Company outsourcing most of its selling, general and administrative staff effective March 1, 2008. As discussed in the footnotes to our consolidated financial statements, YA Global was issued restricted stock valued at $630,000 which was recorded as a litigation settlement expense. The stock compensation expense related to warrants decreased by $413,000 in 2008 as compared to 2007 as the warrant agreement with Synthetica expired on August 16, 2007 and no additional warrant expense was recorded in 2008. The Company’s legal fees decreased $110,000 due to lower legal fees incurred because of the Company’s reduced patent filing and financing efforts. Accounting fees decreased by $198,000 due to decreased audit and audit-related fees incurred. Other selling, general and administrative expenses, net, decreased by $218,000 during 2008. However, we expect selling, general and administrative expenses will increase in the future as we seek to expand our business.
Other Income (Expense), Net
Interest Income
Interest income decreased $34,000 for the nine months ended September 30, 2008 in comparison to the same period in 2007 as the Company has maintained lower cash balances in 2008.

Interest Expense
Interest expense decreased by $3,480,000 from 2007 to 2008. As discussed in Note 8 to the consolidated financial statements, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants to the buyer and its broker, and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Board Opinion No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity. Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by YA Global on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. In addition, YA Global was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in Statement of Operations for the period ended March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”. Other interest expense increased by $30,000 in 2008 as compared to the same period in 2007.
Other Income
Other income was $212,000 for the nine months ended September 30, 2008 and zero in 2007. Other income primarily relates to income generated from facilities charges to subcontractors using office and laboratory space of the Company.
Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 in 2007 and zero in 2008. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000 in 2007. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000 in 2007. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, for the period ended March 31, 2007, made an adjustment to the fair value of derivatives of $16,000. The total of these adjustments to the fair value of derivatives was $1,383,000 for the three months ended March 31, 2007. There was no such adjustment necessary in 2008.
Gain on Sale of Marketable Securities
During the nine months ended September 30, 2007, the Company recognized a gain on the sale of marketable securities of $45,000 related to its sale of shares of Cantronic and a gain on the sale of marketable securities of $219,000 related to its sale of shares of ViaLogy plc. There were no realized gains on the sale of marketable securities during the same period in 2008.
Gain on Sale of Patents
As explained in the footnotes to our consolidated financial statements, on July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of income. There was no gain on the sale of patents recorded in 2008.
Liquidity and Capital Resources
Net cash used in operating activities was $831,000 and $2,952,000 for the nine months ended September 30, 2008 and 2007, respectively, a decrease in cash used of $2,121,000. The Company outsourced certain of its engineering and research and development staff and also certain of its selling and administrative staff effective March 1, 2008, to two outsourcing companies and paid for these services with stock issuances as opposed to cash compensation. The result was that the Company did not use as much cash in its operations during the nine months ended September 30, 2008 as compared with the same period of 2007. The Company’s net loss from operations was $7,764,000 in 2008 and $7,602,000 in 2007, an increase of $162,000. Research and development expenses increased by $555,000 during the nine months ended September 30, 2008 as compared with the same period of 2007 and selling, general and administrative expenses increased by $1,610,000 during this same period comparison. In addition gross profit recorded on revenues increased $57,000 during the nine months ended September 30, 2008 as compared with the same period of 2007.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $233,000. On January 4, 2008, the Company received $300,000 of loan proceeds from La Jolla Cove Investors, Inc. related to a promissory note issued by the Company, as described more fully in the accompanying footnotes to our consolidated financial statements. A $375,000 cash repayment was made to La Jolla against the outstanding promissory note. In addition, $259,000 was received from YA Global related to the exercise of warrants. We received $66,000 from proceeds from the sale of common stock during the three months ended March 31, 2008 under an existing Form S-3 registration statement. In addition, $17,000 was paid on other long-term debt.
We have incurred substantial losses during the nine months ended September 30, 2008 and in 2007. The Company’s blanket shelf registration statement expired on March 31, 2008, and thus the Company cannot use this Form S-3 Registration Statement to raise financing on a going forward basis. Although the Company is seeking to raise additional financing, no additional signed agreements have been entered into for additional investment at September 30, 2008 and no assurances can be given that additional financing will ultimately be completed. Without the raising of additional equity or debt financing, or the generation of additional revenues to support cash flows, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations subsequent to September 30, 2008:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (a)	$54,000	$54,000	$—	$—	$—

Operating lease obligations (b)	$396,000	$136,000	$260,000	$—	$—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	The Company leases office and laboratory space in Pasadena, California and entered into a five-year lease on May 1, 2006. Future minimum lease payments are noted.
Other major outstanding contractual obligations are summarized as follows:
Employment Agreements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2009 and will be automatically renewed for one-year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
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
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of September 30, 2008.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) v. VIASPACE Inc., et al. (Superior Court of New Jersey, Chancery Division, Hudson County — Case No. C-61-08) As discussed more fully under Note 8 to our consolidated financial statements, YA Global served a complaint against the Company on April 24, 2008 claiming that they are entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. YA Global claimed that they were entitled to additional warrants. YA Global had alleged that when the Company sold shares of common stock at prices below an exercise price stated in the Warrant Agreement dated November 2, 2006 and amended March 8, 2007, that they then were entitled to a reset in the stated exercise price and the related number of warrants. The Company consistently denied YA Global’s allegations and vigorously defended the subject litigation.
On September 8, 2008, the Company and YA Global and another related party entered into a Settlement Agreement (the “Agreement”) whereby the parties agreed, subject to certain conditions, to completely and forever settle any and all of their disputes and claims with each other as well as render null and void any and all prior agreements between the parties including the warrant agreements dated November 2, 2006, amendment to warrant agreement dated March 7, 2007, New SPA, Registration Rights Agreement dated March 7, 2007, and Irrevocable Transfer Agent Instructions dated November 2, 2006. The Agreement provides for the full and complete resolution of the dispute under the Complaint subject only to certain conditions being fulfilled related to delivery and execution of consideration under the Agreement. As a result, other than what was agreed to be provided under the terms of the Agreement, the Company has no continuing obligation to YA Global.
Pursuant to the Agreement, the Company agreed to issue YA Global 22,500,000 restricted shares of Company common stock (“Shares”). As a condition to the Agreement, YA Global has a right to pursue the removal of the restrictive legend on the Shares by several means including (i) a Fairness Hearing pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended in New Jersey; (ii) an SEC Rule 144 legal opinion; or (iii) a registration statement. The Agreement further provides, that in certain, limited circumstances arising from defined events of default, the Company may be required to issue additional shares (not to exceed 22,500,000 shares) to YA Global if the default is not cured within the prescribed time period. On October 24, 2008, a Fairness Hearing was held which allowed YA Global the right to remove the restrictive legend of 22,500,000 shares. The restricted shares issued to YA Global had a fair market value on the date of grant of $630,000, which amount was recorded as a litigation settlement expense in the Company’s accompanying consolidated statement of operations.
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
Our net loss for the nine months ended September 30, 2008 was $7,764,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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
For the nine months ended September 30, 2008, the Company had one customer who made up 18% of the total revenues of the Company recognized during that period. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.
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
The Company has 1,500,000,000 authorized shares of common stock, of which 508,830,743 were issued and outstanding as of September 30, 2008. Of these issued and outstanding shares, 189,756,927 shares (37.3% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, COO and Director; Dr. Sandeep Gulati, former Director of the Company and SNK Capital Trust) and classified as restricted under Rule 144. On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. In addition, as of September 30, 2008, 48,382,790 additional shares of the Company’s common stock outstanding are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 270,691,026 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares at September 30, 2008.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported in our Current Report on Form 8-k filed with the SEC on September 10, 2008 and as also described more fully above under the section titled “Item 1. Legal Proceedings”, the Company issued to YA Global, pursuant to the Agreement, 22,500,000 shares of the Company’s common stock. The shares to YA Global were not registered under the Securities Act of 1933, as amended (the “Act”). The shares were issued to an “accredited investor” (as defined in Rule 501(2) of Regulation D) in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder to an investor capable of analyzing the merits and risks of this investment and who understood the speculative nature of such investment. These shares were acquired for investment purposes only without a view to distribution and no general solicitation or general advertising was undertaken in connection with this issuance. All securities issued will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to exemptions from the registration requirements of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
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

VIASPACE Inc. (Registrant)
Date: November 14, 2008	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 14, 2008	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.