Form 10-K
period 2008-12-31
VIASPACE Inc.
filed 2009-03-31
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(626) 768-6310
Issuer’s telephone number
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	and Smaller reporting filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year: $1,429,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2009: $5,984,000
State the number of shares outstanding of each of issuer’s classes of common equity, as of March 26, 2009: 846,931,013

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
PART I
ITEM 1. DESCRIPTION OF BUSINESS
VIASPACE Overview
VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses. We grow a proprietary, fast-growing grass (initially in China) for biofuels and as animal feed. We also manufacture and develop framed copyrighted artwork in China and market and sell them in the U.S. We produce disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We do not make the biofuel; rather we grow the grass feedstock for the biofuel factory. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung. Both the grass and the fuel cartridges businesses could represent potentially large and recurring revenue streams. A single fuel cell powered notebook computer may use as many as 100 fuel cartridges during its lifetime. The fuel cell/fuel cartridge business model is analogous to the razor/razor blade business model with the fuel cartridges being the disposable product. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation has licensed these patents from Caltech. VIASPACE became a public company on June 22, 2005. On October 21, 2008, the Company through its wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Inc. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US. IPA, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province (“IPA China”) also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. The Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.

The Company’s web site is www.VIASPACE.com.
Recent Developments
On December 22, 2008, VIASPACE Inc. (the “Registrant” or the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knovitech, Inc., a Delaware corporation (“Buyer”). Pursuant to the Purchase Agreement, the Registrant transferred certain assets described below in exchange for $479,000 (“Purchase Price”).
The Registrant has transferred assets consisting of trade and assumed names (except for the trade name “VIASPACE” and Direct Methanol Fuel Cell Corporation “DMFCC” and “Ionfinity”); customer lists and customer orders received after Closing; Seller’s licenses or other contractual arrangements for “SHINE”, an inference engine technology, and any related licenses from JPL/Caltech for use of SHINE; Seller’s intellectual property relating to the AIMS Perimeter Surveillance Radar solution (by DMT) (“AIMS Radar”) and also the deposit on the radar equipment; Seller’s intellectual property relating to: (i) ViaChange technology, (ii) U-Hunter technology; and (iii) MUDSS technology; certain equipment owned by Seller consisting of (i) desktop and laptop computers used by Seller’s consultants or employees and (ii) test and manufacturing equipment needed to carry on the business units acquired by the Buyer; all other intangible assets related to the assets set forth in subsections (a) through (h) listed above; all uniform resource locators (“URLs”) associated with the domain names of the Seller related, directly or indirectly, to the purchased assets as described in sub-sections (a) through (i) above, including, without limitation, any websites related to the Purchased Assets together with all content of such websites but excluding URLs and websites incorporating the trade name “VIASPACE”, or relating to DMFCC (as defined below);
Assets excluded from the transfer, included among other things: trademark, logo, trade name and corporate name, URLs, websites relating to and incorporating the name “VIASPACE”, and Direct Methanol Fuel Cell Corporation , and “DMFCC”; Seller’s Equipment including without limitation, furniture, fixtures, computers and tenant improvements and computer servers, not otherwise expressly included; the energy businesses, including without limitation the humidity sensor, battery tester, and battery businesses and also Seller’s member interest in Ionfinity LLC; Seller’s Accounts Receivable for products or services arising out of transactions prior to closing; and equity securities of, or any other rights, interests or privileges pertaining to any of Seller’s subsidiaries.
Buyer shall assume and agree to pay, honor and discharge when due, (i) remaining amounts owed by Seller to DMT the supplier of the AIMS Radar (the radar assets will not be transferred to Seller until the liability to DMT has been removed, Seller will retain all rights to the radar assets if the liability has not been removed by December 31, 2008. Buyer shall not assume any other liabilities of Seller.
Seller grants Buyer an option to purchase the humidity sensor, battery tester, and battery businesses and Seller’s share in Ionfinity LLC for a cash purchase price of $400,000. This option expires on April 18, 2009. If VIASPACE receives an offer for one or more of these businesses during the option period, Buyer must either purchase the business unit at the higher of the offered price, or exercise the entire option for $400,000 within seven days of written notification by Seller. At Buyer’s request, the following are components of the $400,000- humidity sensor $175,000, battery tester $75,000, battery business $50,000, and Ionfinity $100,000. The option requires purchase of all these business units together. These prices do not reflect sales or offering prices for the individual business units.
Grass Business Division
Through its acquisition of IPA, the Company has a worldwide license to cultivate and sell Giant King Grass, a natural hybrid, non-genetically modified, fast-growing, perennial grass for livestock feed as well as a feedstock for non-food crop biofuel production. It is an extremely fast-growing perennial grass that can reach 12 feet in height in 60 days. It can be harvested four times a year in tropical and semitropical areas with a yield of up to 350 metric tons per hectare. This is four to seven times higher mass yield than for corn.
Giant King Grass has immediate use as animal feed for cattle, sheep, horses, rabbits, pigs, poultry and fish. The $40 billion global animal feed market, according to Feed International reports, has grown 14% annually for the last ten years.

Giant King Grass can also be used as a feedstock to make cellulosic biofuels such as ethanol, methanol and green gasoline. British Petroleum recently announced plans to build a cellulosic ethanol plant in Florida using grass as a feedstock, and in the March 23, 2009 issue of Time magazine, Toyota stated that the carbon footprint for its plug-in hybrid can be reduced by fueling the engine with cellulosic ethanol. Biofuels are the Company’s ultimate target. According to Chemical News, the North American biofuels market alone totaled $37 billion in 2008.
Our strategy is to build up our grass production capabilities and initially sell into the animal feed market, but our long-term focus is on biofuels. The animal feed market means that we are not dependent on the maturing of the biofuel industry before we can sell our grass.
VIASPACE initially planted 1.2 million seedlings on leased cropland in Guangdong province in China. VIASPACE has a 20 year lease on 131 acres (800 mu), and has a 20 year lease option to another 165 acres (1,000 mu) in China. VIASPACE plans to expand the grass business into other areas of the world.
We believe Giant King Grass supports China’s top three national initiatives: improved agriculture to feed its people; alternative energy and a cleaner environment.
Biofuels have great potential. Most biofuels are made from plants which are a renewable resource, and use of some biofuels can significantly reduce carbon emissions. Burning a grass-based biofuel produces carbon dioxide; however the next grass crop 60 days later absorbs carbon dioxide. The net process can be very green.
Ethanol, which is the same alcohol in beer, wine or liquor, is the most well-known biofuel. Ethanol is blended with gasoline and burned in conventional automobile engines that have minor modifications. In the U.S., almost all ethanol is made from corn. Government subsidies for ethanol have made ethanol price competitive with gasoline and much of the US corn crop now goes toward ethanol production. These subsidies have led to an increased demand for corn for ethanol production. According to the Monday Morning Corn Report, one third of U.S. corn is devoted to ethanol production, and this is expected to increase in the future. Corn prices have risen from about $2.00 per bushel at the beginning of 2006 to a peak of $7.65 in mid-2008. Corn is currently $3.66 per bushel. More land in the U.S. is devoted to corn production at the expense of other crops and the prices of these other crops have risen as well.
Higher food prices have led to food shortages around the globe and it has been argued that people are starving so that we can make the fuel to drive our cars. This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain. These are called cellulosic biofuels.
Cellulosic biofuels are based on nonfood plants including grass, shrubs and trees. These plants do not have a lot of sugar and cannot be fermented directly like corn. They do have a lot of cellulose in their leaves, stalks and branches which contain carbon, hydrogen and oxygen which can be converted into ethanol which is called cellulosic ethanol.
Framed Art Business Division
IPA manufactures high quality, copyrighted, framed artwork in its factory in Guangzhou China, and sells the art to large US retailers through its sales organization in Atlanta, Georgia. IPA is a manufacturer and wholesaler of framed art.
The IPA framed art unit consists of five people in the U.S. and 84 in China. The factory is on 1.6 hectares of land in China including two manufacturing buildings and one employee dorm and a dining facility. This factory may be utilized for our other future manufacturing requirements. IPA, with its framed art business, has an established and stable production facility in China and distribution network in the United States.
An independent audit of IPA for 2007 showed revenue of $5.4 million and profit of $1.1 million.
The acquisition of IPA was a strategic move to acquire its revenue and profit, as well as the grass business.
With the IPA profits, we believe we can aggressively build the grass business even during these difficult times. We expect that the grass business will as large as the framed art business in 2011 and much larger thereafter.
We believe the framed art business can continue to be successful even in these recessionary times. People may not be able to afford a new house or major remodel, but can afford new paint and some new pictures to give their existing house or apartment a new look. Our high-quality framed art is sold by major retailers in the U.S. and is priced from $50 to $300 per piece.

IPA art designers work with buyers from retail chains to choose prints and other art forms from catalogs of licensed work. We only purchase prints from respected companies, and we guarantee our customers there are no counterfeits and that all royalties have been paid. IPA designers then mockup mattes and frames for the customer. Once the customer decides on a print, matte and frame combination, we ship the print to our factory in Guangzhou, China. The mattes, frame moldings and glass are sourced in China. A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the U.S. The Company emphasizes using prints, frames and packaging that are all of high quality. An example of quality packaging is our use of protective clear plastic covers on the corners of the frame. The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.
VIASPACE Subsidiary — Direct Methanol Fuel Cell Corporation
Direct Methanol Fuel Cell Corporation (“DMFCC”), a subsidiary of which VIASPACE owns a 71.4% stake, is engaged in the development of disposable fuel cell cartridges for fuel-cell powered portable electronics such as notebook computers and mobile phones. DFMCC is also developing the required cartridge manufacturing, filling and distribution infrastructure. The Company plans to leverage its strong fuel cell patent portfolio licensed from Caltech and USC into key strategic partnerships with market leading OEMs and fuel cell manufacturers by offering them required patent protection.
Fuel cells are expected to replace batteries in some very important portable electronics markets including notebook computers and cell phones in the future according to Frost & Sullivan. Fuel cells convert a fuel such as methanol directly into electricity without burning. The fuel cell would be permanently built into the computer or cell phone and there would be a slot to insert a disposable fuel cartridge.
The advantages of the fuel cell over a battery are longer operating time on a single cartridge and instantaneous refueling by replacing the disposable cartridge. Fuel cells allow complete independence from the electrical grid. There will be no need to wait several hours while a lithium battery is being recharged.
Fuel cells and fuel cell powered portable electronics are being developed by large electronics companies like Samsung, and by Toshiba which announced plans to commercialize their first product later this year. VIASPACE does not make fuel cells, but rather we make the disposable fuel cartridges that are the energy source for these devices. The fuel cell and cartridge is analogous to the “razor and blades” business model. The fuel cell is like a razor and the cartridges are like razor blades. Cartridges represent a recurring revenue stream.
Direct Methanol Fuel Cell Corporation recently announced completion of its second delivery contract as cartridge partner with Samsung. DMFCC has also delivered cartridges and cartridge components to other companies.
DMFCC is developing the global capability to manufacture, fill and distribute cartridges through a network of partners. With these partners in Japan, Korea and the US, we are well positioned for large-scale production.
According to Frost & Sullivan, the market for commercial fuel cells used in portable devices is expected to reach $616 million by 2013. Toshiba expects that its share of DMFCC device sales will be $1 billion by 2015. Frost & Sullivan also projects 72 million fuel cell powered electronic devices will be sold annually in about five years. These 72 million notebook computers and cell phones are expected to use 3 billion cartridges per year. DMFCC cartridge revenue has the potential to grow rapidly when Samsung and Toshiba introduce their fuel cell-based products.
Fuel cells are electrochemical “engines” that convert a fuel such as methanol directly into electricity without burning. Fuel cells produce electricity as long as fuel is available. Fuel cells are being developed by OEMs of portable electronic devices in the fuel cell “engine” and will likely be permanently built into notebook computers or mobile phones. There are also major global efforts to utilize fuel cells in UPS (Uninterrupted Power Supply) applications, along with remote sensing and switching equipment, and hybrid electric/fuel cell powered vehicles.
Safety regulations developed by the International Electro-technical Commission (“IEC”) require that the fuel must be contained in a safe sealed container called a cartridge. Unlike the gas tank of an automobile, the cartridge should not be refillable by the consumer and is preferably a disposable product. Fuel cartridges are the consumable in the fuel cell business.

DMFCC is co-located with VIASPACE headquarters and also has representatives in Tokyo, Japan and Seoul, Korea. Other shareholders include Caltech, USC and Itochu Corporation of Japan. More information on DMFCC can be found on the web site www.DMFCC.com.
DMFCC Disposable Cartridge Design and Safety Certification
DMFCC has expertise in fuel cell cartridge design and safety certification. Since 2002, DMFCC has been working with the fuel cell industry, Underwriters Laboratories (“UL”), CSA International (“CSA”) and the IEC to develop international standards for the safety and performance of fuel cells and disposable fuel cartridges. The IEC is the electrical counterpart of the International Standards Organization (“ISO”). The IEC Micro Fuel Cell safety regulations were drafted in 2005 and were published in February 2006. These regulations cover both the fuel cell and fuel cartridges. More detail on these safety regulations are given below in the section on “Regulatory Issues”. Based on these regulations, the International Civil Aviation Organization (“ICAO”) Dangerous Goods Panel voted to allow methanol fuel cells and fuel cartridges to be carried in the passenger compartment of aircraft. This approval was ratified by the entire ICAO in 2006. The U.S. Department of Transportation issued a rule in 2008 allowing methanol fuel cell cartridges in the passenger compartment of commercial aircraft. Fuel cells using formic acid and butane were also approved at the same time, but hydrogen based fuel cells were not. It was also stipulated that the fuel cartridges should not be refillable by the user. DMFCC disposable fuel cartridges are designed to comply with the challenging international safety requirements. DMFCC is focusing on methanol fuel cartridges, but may produce cartridges for any liquid fuel.
DMFCC Cartridge Manufacturing
DMFCC designs, safety tests and markets fuel cell cartridges. DMFCC’s fuel cell cartridges are to be manufactured by experienced manufacturing partners that have a track record of supplying critical products to OEMs of consumer electronics. For example, one of DMFCC’s manufacturing partners Sato Group (“SATO”) which provides printer and toner cartridges to Japanese OEMs, has manufactured DMFCC cartridges for Samsung. Other DMFCC cartridge partners include Nypro, a large US-based global supplier of plastic products with factories in 55 countries and Tyco Electronics, a $13 billion manufacturer of a wide range of electronic products. DMFCC’s intent is to be a fab-less company, concentrating on product design and qualification of products to IEC standards. DMFCC will rely on its manufacturing partners’ extensive backgrounds and experience in manufacturing products similar to its fuel cell related products.
DMFCC Rights to Approximately 59 Issued and 59 Pending Patents Worldwide Licensed from Caltech and USC
The direct liquid hydrocarbon fuel cell was co-invented and developed by the JPL, which is operated by Caltech, and by the University of Southern California (USC). Hydrocarbon fuels include methanol, ethanol, formic acid, formaldehyde, dimethoxymethane and others. Methanol is the most common of these fuels. Caltech and USC have approximately 59 issued and 59 pending patents worldwide on the direct liquid hydrocarbon fuel cell technology. DMFCC has license rights to all of these patents, some patents with the right to sublicense and other patents without the right to sublicense. More details about DMFCC’s patent portfolio including patents applied for directly by DMFCC separate from licensed patents, can be found under “Intellectual Property” elsewhere in this Annual Report.
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
Low cost fuel cartridges are analogous to disposable alkaline batteries, but a cartridge containing 50 mL of methanol could power a laptop for five or more hours compared to 10 minutes if an alkaline battery were used. When a laptop is plugged into an electrical outlet, no methanol is consumed.
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
Other DMFCC Information
On January 19, 2006, DMFCC exercised an existing option it had with Caltech and USC whereby DMFCC issued to Caltech and USC a total of 2,112,648 common shares in DMFCC in consideration for approximately 50 issued and 50 pending fuel cell technology patents. A Confidential License Agreement dated January 19, 2006 was filed in redacted form as Exhibit 10.13 to the Company’s Form 10-K for 2006. A Confidential Non-Exclusive License Agreement dated January 19, 2006 was filed in redacted form as Exhibit 10.14 to the Company’s Form 10-K for 2006. DMFCC issued to USC and Caltech shares equal to the difference between (i) fifteen percent (15%) of the issued and outstanding shares of DMFCC common shares determined on a fully diluted basis and 5,000 of the 8,000 shares delivered as consideration for the option agreement existing between DMFCC and Caltech and USC related to an agreement signed in 2002. This resulted in DMFCC issuing a collective 2,112,648 common shares to Caltech and USC in consideration for the licenses to the patents. DMFCC also agreed to pay royalties on the licensed technology. In addition, as defined in Article 13 of the agreements, the duration of the agreements with Caltech and USC shall continue until the earlier of (i) the last of the licensed patents expires or (ii) the agreement is terminated for reasons other than the expiration of the last of the patents licensed as in the case of a breach of any of its material representations or obligations under the agreements. In the case of the Confidential Exclusive License Agreement, the expiration date is October 26, 2019. In the case of the Confidential Non-Exclusive License Agreement, the expiration date is November 10, 2019. On May 15, 2006, the Company exercised an existing option it had with Caltech whereby the Company issued to Caltech a total of 150,000 additional common shares in DMFCC as consideration for approximately six issued thirteen pending fuel cell technology patents.

VIASPACE Energy Products
In 2008, VIASPACE launched a line of alternative energy products which generated revenue from sales of its new fuel cell (HS-1000 VIASENSOR) and lithium battery (BA-1000 VIASENSOR) testing equipment. In 2008, we also entered into an agreement to sell a new line of batteries, established a global sales and distribution network for its testing and fuel cell energy supply products, received inquiries from major auto manufacturers, automotive test systems providers, fuel cell developers and instrumentation companies concerning expanded uses of these products, and identified new areas of opportunity.
VIASPACE has expanded into safe lithium batteries with representation of two Asian manufacturers with focus in electric bikes, larger electric vehicles (“EVs”) as well as portable electronics. Those efforts are just beginning to see customers sampling the batteries in the third quarter.
VIASPACE Subsidiary — Ionfinity LLC
Ionfinity is working on a next-generation mass spectrometry (“MS”) technology, which could significantly improve the application of MS for industrial process control and environmental monitoring and could also lead to a new class of detection systems for homeland security.
Ionfinity entered into a new Phase II Army contract with its partners, including JPL, on August 4, 2008 to design a compact, field portable, stand-off high-efficiency, rugged, integrated detection and identification, system for chemical and biowarfare agents. The Phase II Army contract is a fixed price contract and has a base value of $375,000 with a period of performance through August 3, 2009. There is an option for an additional year value of $375,000 to be funded from August 4, 2009 through January 3, 2011. Approximately $156,000 in revenues were recognized in 2008 by Ionfinity on this Phase II Army contract.
Ionfinity entered into a new Phase II Navy contract with its partners, including JPL, on October 23, 2008, to develop an innovative smaller, lighter, and more sensitive electronic sniffer sensor that detects chemical, biological, radiological, explosive and illegal drug residue. The Phase II Navy contract had a base value of $492,000 and a period of performance through April 23, 2010. The contract is a cost plus fixed fee type of contract. With options, this contract value could be $786,000. Approximately $51,000 in revenues were recognized in 2008 by Ionfinity on this Phase II Navy contract.

VIASPACE Subsidiary — VIASPACE Security Inc. (formerly Arroyo Sciences, Inc.)
The majority of the assets of VIASPACE Security Inc. (“VIASPACE Security”), a wholly owned subsidiary of VIASPACE, were sold on December 21, 2008, including intellectual property developed at NASA/JPL and licensed from Caltech including a commercialization license for a real-time inference engine (software platform) called SHINE (Spacecraft Health Inference Engine). The Company still owns 100% of the common stock of VIASPACE Security, but the Company is currently inactive.
Other VIASPACE Projects
The Company retains a worldwide nonexclusive license to certain patents and patent applications in the areas of interactive radio technology.
Concentric Water Technology LLC, a VIASPACE subsidiary does not have active operations.
Research and Development
As discussed more fully in the section titled “Results of Operations” below, our research and development (“R&D”) expenses were $1,148,000 and $1,041,000 for 2008 and 2007, respectively. All of these expenses were borne by the Company.
Competition
Framed Art Business (Inter-Pacific arts, Inc. /IPA)
There are many framed art companies that compete with IPA. For example, ICA Home Décor, Crown Arts, Wendover Art, Midwest Art and many more in the U.S. and China. IPA benefits from having its own factory in China and concentrates on large customers that typically order framed art work by the container load with a typical order of 1400 copies of a single design. These customers generally have many retail stores in their chains. IPA only manufacturers after an order is placed and has virtually no inventory of framed art. IPA guarantees its customers that all art is legitimate with full royalties paid, and that it will not sell the same product to another customer. IPA sources high quality frame moldings, mattes and glass in China, and assembles the framed art in its factory in China.
This allows IPA’s products to be sold at a favorable price.
Grass Business Division
Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol. Monsanto is an example of a large company focusing on grass. Much of the competition is looking at miscanthus or switchgrass. These grasses are suitable for temperate areas. The VIASPACE Giant King Grass is proprietary, with expected yields substantially higher than miscanthus or switchgrass. Giant King Grass is suitable only for tropical and subtropical areas, which are the focus of VIASPACE’s efforts.
Other grasses are suitable for animal feed and are competitors. We believe Giant King Grass has significantly higher productivity than competing grasses.
Direct Methanol Fuel Cell Corporation
DMFCC faces two types of competition. First, from competitors in the cartridge business and second, from competitors that could also provide intellectual property protection to the DMFC industry.
BIC Corporation in France and the U.S. and Tokai Corporation and Toyo Seikan in Japan. have demonstrated cartridges for direct methanol fuel cells, and may become direct competitors. Other companies may enter the cartridge business. However, the Company’s strategy is to leverage its intellectual property in an attempt to partner with electronics OEMs to secure their cartridge business rather than compete directly with them.
Caltech licensed part of its direct methanol fuel cell intellectual properties to two parties besides DMFCC: DTI Energy, Inc. (“DTI”), a company based in Los Angeles, California was granted a license in 1993 and Ballard Power Systems, Inc. (“Ballard”), a company based in Vancouver, British Columbia, Canada was granted a license in 1999. A more detailed discussion of intellectual property is set forth in the Intellectual Property section below. As a result of these licenses, Ballard and DTI could potentially compete with the Company in its core strategy. DTI has held the license with the right to sublicense since 1993, but to the Company’s knowledge, DTI has issued no sublicenses to date.

Ionfinity
The Ionfinity technology is patented. Competing technologies to soft ionization membranes are standard ionization techniques such as electron filament ionization, electrospray, and others. Other mass spectrometers may become available and become competitors.
Overall, the markets for our products are highly competitive and many of our competitors have greater resources and better name recognition than we do. It is our intention to compete primarily by leveraging our intellectual property rights and our unique products.
Regulatory Issues
Companies operating in the portable/micro fuel cell industry, including DMFCC, are subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to methanol fuel cells and cartridges. The US Department of Transportation gave final approval in 2008 to carry methanol fuel cells and to spare cartridges in the passenger cabin of commercial airplanes. This action now harmonizes US policy with that of the International Civil Aviation Organization (ICAO). The same approvals have been given by Canada, United Kingdom Japan and China. Approval to carry direct methanol fuel cells and cartridges on airplanes is a critical milestone which allows commercialization to move forward.
The International Electrotechnical Commission (“IEC”), the electrical counterpart of the International Standards Organization (“ISO”) and international committee of which DMFCC is a member, developed safety standards for fuel cells and fuel cartridges. The IEC document PAS 62282 — 6 — 1 Micro Fuel Cells — Safety was published in February 2006. This document covers small low power “micro” fuel cell systems and fuel cartridges that can easily be carried by hand. Broadly speaking, the IEC safety standards require the following potential dangers to be mitigated: fire, explosion, leakage, harmful emissions, ignition sources and corrosion. Extensive and detailed safety tests are required for these fuel cells are fuel cartridges. The IEC safety standards were critical to obtaining approval to carry fuel cells on airplanes.
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

Dependence on a Few Major Customers
For 2008, the Company had 1 customer which made up 57% of our total revenues. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.
Intellectual Property
DMFCC has licensed approximately 59 issued and 59 pending worldwide patents to fuel cell technology from Caltech and USC. DMFCC believes these patent rights are needed by many fuel cell manufacturers and OEMs in order to bring their fuel cell based products to market. The Caltech and USC patents have been issued in the U.S., Korea, Australia, Brazil, Israel, Canada, Japan, China and Europe. Additional patents are pending in these countries. The Caltech and USC patents were issued from 1997 through 2004 and expire from 2014 through 2021.
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
On July 28, 2006, DMFCC filed a provisional patent on a cylindrical cartridge with reciprocating substance delivery and removal. On September 25, 2006, a provisional patent was filed on a fuel cell device valve that mates with a fuel cell cartridge. On October 30, 2006, a provisional patent was filed on a fuel cell cartridge valve that mates with a device valve. On December 27, 2006, a provisional patent was filed on a rectangular cartridge with a pouch type fuel container. As of December 31, 2008, DMFCC has filed for seven patents apart from the patents it licensed from Caltech and USC.
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
Trademarks
The Company has received issued trademarks for “VIASPACE” and “VIASPACE Technologies”. We have trademark applications for “VIASPACE Energy” and “Ionfinity”.
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
On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with VVGE and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, the Company’s 100% owned subsidiary, VIASPACE Green Energy, Inc. (“VGE”) will acquire 100% of IPA BVI and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay a value of approximately $16 million in a combination of cash, and newly-issued shares of VIASPACE and VGE stock. The Company owed 59.3% of VGE after the acquisition of IPA and the issuance of additional VGE stock to the seller of IPA. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s license of certain fast growing grass technology to IPA China.
The acquisition will be completed through two closings. At the first closing which took place on October 21, 2008 (“First Closing”), VGE issued 3,500,000 newly-issued shares to Chang and his designees. VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor. Chang delivered 70% of the outstanding common stock of IPA BVI. The second closing will be held within 240 days after the first closing (“Second Closing”). At the Second Closing, VIASPACE shall pay $4.8 million plus interest to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% thereafter. VIASPACE shall also issue 1.8% of its then outstanding shares of common stock to Licensor. Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE. Chang will also cause IPA China to be a wholly-owned subsidiary of IPA BVI including obtaining all governmental approvals required for such transfer.
On December 22, 2008, VIASPACE Inc. (the “Registrant” or the “Seller”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knovitech, Inc., a Delaware corporation (“Buyer”). Pursuant to the Purchase Agreement, the Registrant transferred certain assets described below in exchange for $479,000 (“Purchase Price”). $200,000 of the Purchase Price was already paid earlier by Buyer as a deposit. An additional $279,000 was paid by Buyer’s assumption of certain indebtedness of Seller as evidenced by that certain promissory note executed and delivered by Seller dated as of in the original principal amount of $250,000.00 plus accrued interest of $29,000 executed by Seller in favor of Rhino Steel Manufacturing Ltd. and subsequently acquired by SNK Capital Trust (“Rhino Note”). Buyer represents that the Rhino Note shall be deemed satisfied as of the Closing.

The Registrant has transferred assets consisting of trade and assumed names (except for the trade name “VIASPACE” and Direct Methanol Fuel Cell Corporation “DMFCC” and “Ionfinity”); customer lists and customer orders received after Closing; Seller’s licenses or other contractual arrangements for “SHINE”, an inference engine technology, and any related licenses from JPL/Caltech for use of SHINE; Seller’s intellectual property relating to the AIMS Perimeter Surveillance Radar solution (by DMT) (“AIMS Radar”) and also the deposit on the radar equipment; Seller’s intellectual property relating to: (i) ViaChange technology, (ii) U-Hunter technology; and (iii) MUDSS technology; certain equipment owned by Seller consisting of (i) desktop and laptop computers used by Seller’s consultants or employees and (ii) test and manufacturing equipment needed to carry on the business units acquired by the Buyer; all other intangible assets related to the assets set forth in subsections (a) through (h) listed above; all uniform resource locators (“URLs”) associated with the domain names of the Seller related, directly or indirectly, to the purchased assets as described in sub-sections (a) through (i) above, including, without limitation, any websites related to the Purchased Assets together with all content of such websites but excluding URLs and websites incorporating the trade name “VIASPACE”, or relating to DMFCC (as defined below);
Assets excluded from the transfer, included among other things: trademark, logo, trade name and corporate name, URLs, websites relating to and incorporating the name “VIASPACE”, and Direct Methanol Fuel Cell Corporation , and “DMFCC”; Seller’s Equipment including without limitation, furniture, fixtures, computers and tenant improvements and computer servers, not otherwise expressly included; the energy businesses, including without limitation the humidity sensor, battery tester, and battery businesses and also Seller’s member interest in Ionfinity LLC; Seller’s Accounts Receivable for products or services arising out of transactions prior to closing; and equity securities of, or any other rights, interests or privileges pertaining to any of Seller’s subsidiaries.
Buyer shall assume and agree to pay, honor and discharge when due, (i) remaining amounts owed by Seller to DMT the supplier of the AIMS Radar (the radar assets will not be transferred to Seller until the liability to DMT has been removed, Seller will retain all rights to the radar assets if the liability has not been removed by December 31, 2008. Buyer shall not assume any other liabilities of Seller.
Employees
The Company including all subsidiaries in the U.S. and the PRC had 94 employees and consultants as of December 31, 2008.
ITEM 1A. RISK FACTORS
Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. We wish to caution that the following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of us.
Risks Related To Our Business
We have incurred losses and anticipate continued losses for the foreseeable future.
Our net loss for 2008 was $9,817,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on achieving profitability or future financing.
Goldman Parks Kurland Mohidin, LLP, our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for 2008, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Goldman Parks Kurland Mohidin, LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed.
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
Our continued success will depend on our ability to achieve profitability or to raise capital in order to fund the development and commercialization of our products. Failure to be profitable or to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our products and our liquidation.
We operate in a changing and unpredictable regulatory environment.
Companies operating in the portable/micro fuel cell industry, including DMFCC, are subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to methanol fuel cells and cartridges.
In 2008, the US Department of Transportation issued final approval of a regulation allowing methanol fuel cells and fuel cartridges to be carried on board aircraft. This approval is critical for commercialization of fuel cell powered devices.
Our success depends upon market acceptance of our technologies and product development.
The markets for our technologies are either new or non-existent at the present time including direct methanol fuel cell cartridges and grass of cellulosic ethanol. Our success will depend upon the market acceptance of our various products and services. This acceptance may require in certain instances a modification to the culture and behavior of customers to be more accepting of fuel cell technology and other forms of technology and automation. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.
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
BIC Corporation in France and the U.S., and Tokai Corporation and Toyo Seikan in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors. Other companies may enter the cartridge business. The Company’s strategy is to leverage its intellectual property in an attempt to partner with large electronics companies in the cartridge business rather than compete directly with them.
Caltech licensed part of its direct methanol fuel cell intellectual properties to two parties besides DMFCC: DTI Energy, Inc. (“DTI”), a company based in Los Angeles, California was granted a license in 1993 and Ballard Power Systems, Inc. (“Ballard”), a company based in Vancouver, British Columbia, Canada was granted a license in 1999. As a result of these licenses, Ballard and DTI could potentially compete with the Company in its core strategy. DTI has held the license with the right to sublicense since 1993, but to the knowledge of the Company has issued no sublicenses to date.

The Ionfinity technology is patented and to our knowledge is unique. Competing technologies to the soft ionization membrane approach are standard ionization techniques such as electron filament ionization, electrospray, and others.
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
We have expended and will continue to expend substantial amounts of money for research and development, capital expenditures, working capital needs and manufacturing and marketing of our products and services. Although we have reduced expenses significantly, our business requires funds for operations.
The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:
•	progress of our research and development efforts;

•	competing technological and market developments;

•	commercialization of products currently under development by us and our competitors; and

•	market acceptance and demand for our products and services.
The cost of developing our technologies may require financial resources greater than we currently have available. Therefore, in order to successfully complete development of our technologies, we may be required to obtain additional financing. We cannot assure you additional financing will be available if needed or on terms acceptable to us. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products and services or eliminate some or all of our development activities. We may also reduce our marketing or other resources devoted to our products and services. Any of these options could reduce our sales growth and result in continued net losses.
If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.
We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Key personnel include Dr. Carl Kukkonen, our CEEO and Sung Chang, President of VIASPACE Green Energy, Inc. and CEO of Inter-Pacific Arts, Inc.
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
For 2008, the Company had 1 customer which made up 57% of the total revenues recognized by the Company during that period. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

Our products and services could infringe on the intellectual property rights of others, which may lead to costly litigation, lead to payment of substantial damages or royalties and/or prevent us from manufacturing and selling our current and future products and services.
If third parties assert our products and services or technologies infringe their intellectual property rights, our reputation and ability to license or sell our products and services could be harmed. Whether or not a claim has merit, it could be time consuming and expensive for us and divert the attention of our technical and management personnel from other work. In addition, these types of claims could be costly to defend and result in our loss of significant intellectual property rights.
A determination we are infringing the proprietary rights of others could have a material adverse effect on our products and services, revenues and income. In the event of any infringement by us, we cannot assure you we will be able to successfully redesign our products and services or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products and services and could require us to pay substantial damages and royalties.
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
Certain of our existing and potential competitors possess substantial financial and technical resources and production and marketing capabilities greater than ours. We cannot assure you we will be able to compete effectively with existing or potential competitors or that these competitors will not succeed in developing technologies and products and services that would render our technology and products and services obsolete and noncompetitive. Our position in the market could be eroded rapidly by our competitors’ product advances.
Our success depends, in part, on attracting customers who will embrace the new technologies offered by our products and services.
It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace new technologies offered by our products and services. This may require in certain instances a modification to the culture and behavior of customers to be more accepting of technology and automation. Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization. Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products and services rather than the familiar options and processes they currently use. If we fail to attract additional customers at this early stage, our business and the future growth of our business may suffer.

If we fail to comply with our obligations in our intellectual property licenses with Caltech and USC, we could lose license rights that are important to our business.
We are a party to a number of license agreements that are material to our business. We may enter into additional technology licenses in the future. Our existing licenses impose and future licenses may impose various minimum royalty commitments, other royalties and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensors. We cannot assure you we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. Termination of the licenses could have a material adverse affect on our business, operating results and financial condition.
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
The Company has 1,500,000,000 authorized shares of common stock, of which 818,336,863 were issued and outstanding as of December 31, 2008. Of these issued and outstanding shares, 392,870,380 shares (48.0% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, Former COO and Director; Mr. Sung Chang, President of VGE; and SNK Capital Trust). On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. Of the total shares issued and outstanding at December 31, 2008, 485,024,564 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 333,312,299 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares at December 31, 2008.
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
Our executive officers, directors and principal shareholders own 48.0% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.
Our executive officers, directors and principal shareholders hold, in the aggregate, 48.0% of our outstanding shares. Accordingly, in the event that all or some of these shareholders decide to act in concert, they can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.
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
The SEC adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.
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
Our articles of incorporation authorize issuance of 1,500,000,000 shares of common and 10,000,000 shares of preferred stock. The common and preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event buyers can be found therefore. Any future issuances of common or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.
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
ITEM 2. PROPERTIES
The Company entered into an office lease agreement on May 1, 2006 consisting of approximately 5,880 square feet, located at 171 North Altadena Drive, Suite 101, Pasadena, California 91107. The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. The Company will move into new office space on April 1, 2009 located on 2102 Business Center Drive, Irvine, CA 92612. IPA owns its manufacturing facility in Guanzhou, China. Total rent expense for all locations for 2008 was approximately $78,000.
ITEM 3. LEGAL PROCEEDINGS
YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) v. VIASPACE Inc., et al. (Superior Court of New Jersey, Chancery Division, Hudson County — Case No. C-61-08) As discussed more fully under Note 11 to our consolidated financial statements, YA Global served a complaint against the Company on April 24, 2008 claiming it is entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. This dispute was previously discussed in the Company’s Annual Report on Form 10-KSB for 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. YA Global claimed it was entitled to additional warrants. YA Global alleged when the Company sold shares of common stock at prices below an exercise price stated in the Warrant Agreement dated November 2, 2006 and amended March 8, 2007, it was entitled to a reset in the exercise price and related number of warrants. The Company consistently denied YA Global’s allegations and vigorously defended the subject litigation.
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
Pursuant to the Agreement, the Company issued to YA Global 22,500,000 restricted shares of Company common stock (“Shares”). As a condition to the Agreement, YA Global has a right to pursue the removal of the restrictive legend on the Shares by several means including (i) a Fairness Hearing pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended in New Jersey; (ii) an SEC Rule 144 legal opinion; or (iii) a registration statement. The Agreement further provides, that in certain, limited circumstances arising from defined events of default, the Company may be required to issue additional shares (not to exceed 22,500,000 shares) to YA Global if the default is not cured within the prescribed time period. On October 24, 2008, a Fairness Hearing was held which allowed YA Global the right to remove the restrictive legend of 22,500,000 shares. The restricted shares issued to YA Global had a fair market value on the date of grant of $630,000, which amount was recorded as a litigation settlement expense in the Company’s accompanying consolidated statement of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters were submitted to a vote of the majority of common security holders during the fourth quarter of 2008.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$0.66	$0.39
Second Quarter	$0.58	$0.25
Third Quarter	$0.27	$0.12
Fourth Quarter	$0.15	$0.05
Fiscal year ended December 31, 2008:
First Quarter	$0.068	$0.031
Second Quarter	$0.048	$0.017
Third Quarter	$0.039	$0.018
Fourth Quarter	$0.034	$0.010
Holders
As of March 26, 2009, there were approximately 50 shareholders of record of the Company’s Common Stock.
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
Recent Sales of Unregistered Securities
On November 3, 2008, the Company issued a vendor 4,074,074 unregistered shares of the Company’s common stock in exchange for rent valued at $110,000 on the date of issuance. In addition, on November 21, 2008, the Company issued Dr. Kukkonen, CEO of the Company, 6,404,860 shares of the Company’s common stock in exchange for salary at $89,668 on the date of issuance. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these parties were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each party was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes without view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to these parties, and no underwriting or selling commissions were paid in connection with these share issuances.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
VIASPACE Overview
VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We grow a proprietary, grass (initially in China) for biofuels and as animal feed, and we produce disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We do not make the biofuel; rather we grow the grass feedstock for the biofuel factory. We do not make fuel cells, but we do make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation has licensed these patents from Caltech. VIASPACE became a public company on June 22, 2005. On October 21, 2008, the Company through its subsidiary VIASPACE Green Energy (“VGE”) acquired Inter-Pacific Arts, Inc. (“IPA”), a profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and IPA sells the framed art to large retailers in the US. IPA also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. The Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
The Company’s web site is www.VIASPACE.com.
Critical accounting policies and estimates
Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.
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
VIASPACE and DMFCC have generated revenues on product revenue shipments. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s balance sheet.
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
2008 Compared to 2007
Results of Operations
Revenues
Revenues were $1,429,000 and $253,000 for 2008 and 2007, respectively, an increase of $1,176,000. IPA recorded revenues from the date of acquisition by the Company on October 21, 2008 through December 31, 2008 of $866,000 from the sales of framed-artwork primarily to retail U.S. customers. Ionfinity incurred higher revenues of $102,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008. VIASPACE recorded increased revenues of $150,000 in 2008 as compared to 2007 due to increased sales of its ViaSensor HS-1000 humidity sensors, sales of its new BA-1000 battery tester and technical services revenue related to a security software project. DMFCC recorded increased sales of $58,000 in 2008 related to contracts received for the development of a fuel cell cartridge from customers including Samsung.
Cost of Revenues
Costs of revenues were $617,000 and $157,000 for 2008 and 2007, respectively, an increase of $460,000. IPA incurred costs related to its framed-artwork totaling $249,000 from the date of its acquisition by the Company through December 31, 2008. Ionfinity recorded increased cost of revenues of $110,000 during 2008 as compared with 2007 due to the beginning of is Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008. VIASPACE recorded increased cost of revenues of $58,000 related to sales of its humidity sensor and battery tester during 2008 along with costs associated with technical services revenues on a security contract. DMFCC recorded higher cost of revenues of $43,000 due to costs associated with its fuel cartridge revenues in 2008.
The resulting effect on these changes on revenues and cost of revenues from 2007 to 2008 was an increase in gross profits of $716,000.

Research and Development
Research and development expenses were $1,148,000 and $1,041,000 for 2008 and 2007, respectively, an increase of $107,000. A decrease in payroll and payroll benefit costs of $455,000 due to the termination of certain research and development employees was offset by an increase in consulting expenses of $770,000 as the Company outsourced its engineering and research and development efforts effective March 1, 2008. Effective October 31, 2008, the Company cancelled these outsourcing contracts. Stock compensation expenses incurred by Company research and development employees and consultants decreased by $201,000 during 2008 as compared with the same period in 2007. Other research and development costs, net, decreased by $7,000 in 2008. We expect that research and development expenses will decrease from these levels in 2009 as the Company has restructured and changed the focus of its operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8,721,000 and $5,333,000 for 2008 and 2007, respectively, an increase of $3,388,000. This increase was primarily due to increased costs of $2,095,000 related to increased investor and public relations efforts in 2008 as compared with 2007. A decrease in payroll and payroll benefit costs of $300,000 due to the termination of certain selling, general and administrative employees was offset by an increase in consulting expenses of $1,621,000 as the Company outsourced most of its selling, general and administrative staff effective March 1, 2008. Effective October 31, 2008, the Company cancelled these outsourcing contracts. Higher stock compensation expense of $1,196,000 in 2008 compared with 2007 was related to the Company issuing stock to employees and consultants in lieu of cash payments for services rendered. Stock compensation expense related to stock options decreased by $612,000 during 2008 as many stock options were cancelled in 2008. The stock compensation expense related to warrants decreased by $413,000 in 2008 as compared to 2007 as the warrant agreement with Synthetica expired on August 16, 2007 and no additional warrant expense was recorded in 2008.
The Company’s legal fees decreased $124,000 due to lower legal fees incurred because of the Company’s reduced patent filing and financing efforts. Accounting fees decreased by $100,000 due to decreased audit and audit-related fees incurred. Other selling, general and administrative expenses, net, increased by $25,000 during 2008. We expect that selling, general and administrative expenses will decrease from these levels in 2009 as the Company has restructured and changed the focus of its operations.
Other Income (Expense), Net
Interest Income
Interest income decreased $36,000 from 2007 to 2008 as the Company has maintained lower cash balances in 2008.
Interest Expense
Interest expense decreased by $3,487,000 from 2007 to 2008. As discussed in Note 11 to the consolidated financial statements, on November 2, 2006, the Company entered into a convertible debenture arrangement, a standby equity distribution agreement, issued warrants and also offered the buyer an over allotment feature to obtain additional convertible debentures in the future. On March 8, 2007, the convertible debentures were converted to equity and certain of the other agreements were amended or terminated. In accordance with Accounting Principles Board Opinion No. 21, the Company is required to accrete any debt discount up to the face value of the debentures and the debt discount is being accreted over the expected term of the debentures using the effective interest rate method. During 2007, the Company accreted $354,000 of this debt discount to interest expense. As of March 8, 2007, the balance of the debt discount was $2,096,000 and was reclassified to interest expense after conversion of the debentures to equity. Interest expense of $50,000 was recorded in 2007 related to the convertible debentures and was subsequently waived by YA Global on March 8, 2007 after the debentures were converted to equity. Transaction costs related to the issuance of the debentures was $57,000 and was charged to interest expense on March 8, 2007. In addition, YA Global was issued additional shares of common stock. The fair value of the consideration issued including the modification to the prices of the warrants and the issuance of additional shares of common stock in excess of the fair value of the consideration of the cash investments, forgiveness of interest and cancellation of embedded derivatives, resulted in an inducement of $953,000 which was recorded as interest expense in Statement of Operations for the period ended March 31, 2007, in accordance with SFAS No. 84 “Induced Conversions of Convertible Debt”. Other interest expense decreased by $23,000 in 2008 as compared to the same period in 2007.

Other Income
Other income was $227,000 for 2008 and zero in 2007. Other income primarily relates to income generated from facilities charges to subcontractors using office and laboratory space of the Company.
Adjustment to the Fair Value of Derivatives
The adjustment to the fair value of derivatives represents a total income adjustment of $1,383,000 in 2007 and zero in 2008. The adjustment to the fair value of warrants recorded as a derivative liability is an income adjustment of $611,000 in 2007. The adjustment to the fair value of the derivatives related to the conversion feature of the convertible debentures is an income adjustment of $756,000 in 2007. In addition, due to the derivative nature of the convertible debentures, the Company was required to account for its stock options with consultants as derivative liabilities, and accordingly, for the period ended March 31, 2007, made an adjustment to the fair value of derivatives of $16,000. The total of these adjustments to the fair value of derivatives was $1,383,000 during 2007. There was no such adjustment necessary in 2008.
Gain on Sale of Marketable Securities
During 2008, the Company sold 167,848 Cantronic shares in a private sale and recorded a gain on the sale of marketable securities of $29,000. During 2007, the Company recognized a gain on the sale of marketable securities of $219,000 related to its ownership in shares of ViaLogy plc. The Company also recorded a gain on the sale of marketable securities of $497,000 in 2007 related to the sale of some shares the Company owned in Cantronics.
Gain on Sale of Patents
As explained in the footnotes to our consolidated financial statements, on July 16, 2007, eCARmerce agreed to sell its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, subject to customary closing conditions. The transaction closed on October 22, 2007, with the Company retaining $240,000 of net proceeds based on its ownership interest in eCARmerce. The Company took a write-down on intangible assets of $126,000 related to eCARmerce patents and offset the proceeds by this amount, resulting in a gain on the sale of patents of $114,000 that is included in the accompanying consolidated statements of operations. There was no gain on the sale of patents recorded in 2008.
Discontinued Operations
As explained in Note 10, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000. $200,000 of the purchase price was paid in cash and an additional $279,000 was paid for by the forgiveness of a certain promissory note in the original principal amount of $250,000 plus accrued interest of $29,000. The Company recorded a gain on sale of assets related to this asset purchase agreement of $452,000. This amount is included in discontinued operations.
Liquidity and Capital Resources
Net cash provided by operating activities was $24,000 for 2008 versus cash used in operating activities of $3,733,000 for 2007. The Company outsourced certain of its engineering and research and development staff and also certain of its selling and administrative staff effective March 1, 2008, to two outsourcing companies and paid for these services with stock issuances as opposed to cash compensation. The result was that the Company did not use as much cash in its operations for personnel during 2008 versus the same period in. In addition, effective October 31, 2008, the Company laid off certain of its staff. The Company’s net loss from operations was $9,828,000 in 2008 and $8,909,000 in 2007, an increase of $919,000. Research and development expenses increased by $515,000 during 2008 as compared with the same period of 2007 and selling, general and administrative expenses increased by $2,980,000 during this same period comparison. Revenues increased during 2008 versus 2007 mainly due to the acquisition of IPA on October 21, 2008. Gross profit improved from $114,000 in 2007 to $812,000 in 2008, as the fourth quarter reflected IPA results which contributed $617,000 in gross profits.

Net cash provided by financing activities during 2008 was $1,810,000. On January 4, 2008, the Company received $300,000 of loan proceeds from La Jolla Cove Investors, Inc. related to a promissory note issued by the Company, as described more fully in the accompanying footnotes to our consolidated financial statements. A $375,000 cash repayment was made to La Jolla against the outstanding promissory note. In addition, $259,000 was received from YA Global related to the exercise of warrants. We received $66,000 from proceeds from the sale of common stock during the three months ended March 31, 2008 under an existing Form S-3 registration statement. In addition, $17,000 was paid on other long-term debt. In December 2008, IPA received $1,580,000 from the prior owner of IPA as a condition of the purchase agreement between the Company and IPA that required IPA to have $3 million in cash equivalents on their balance sheet, as defined in the purchase agreement, at the time of acquisition.
We have incurred substantial losses during 2008 and 2007, although the Company did record improved results after the acquisition of IPA. Without continued profitability from operations, or the raising of additional equity or debt financing, the Company will not have adequate financial resources to support its operations at the current level for the next twelve months.
Contractual Obligations
The following table summarizes our long-term contractual obligations subsequent to December 31, 2008:

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (a)	$44,000	$44,000	$—	$—	$—
Operating lease obligations (b)	$248,000	$96,000	$152,000	$—	$—

(a)	The annual instalment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	The Company leases office and laboratory space in Pasadena, California and entered into a five-year lease on May 1, 2006. The Company vacated this office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Future minimum lease payments are noted.
Other major outstanding contractual obligations are summarized as follows:
Employment Agreements
On October 21, 2008, VIASPACE Green Energy, Inc. (“VGE”) entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the second closing of IPA as discussed in Note 9.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expired October 15, 2008.
Royalty Commitments
All of the Company’s previously disclosed software license agreements with Caltech were sold to Knovitech, Inc. on December 21, 2008, as explained more fully in Note 10. The Company does not have any further royalty commitments on these Caltech licenses at December 31, 2008.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of December 31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on such assessment, concluded that as of December 31, 2008, our internal controls over financial reporting was effective.
This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(a) Executive Officers
The Company’s named executive officers as of December 31, 2008 include the Chief Executive Officer and the Chief Financial Officer. In addition, one additional officer of the Company’s subsidiary VIASPACE Green Energy, Inc. is included in accordance with disclosure requirements.
Carl Kukkonen, Ph.D.
•	Age 63

•	Principal Occupation
•	Chief Executive Officer and Director of the Company — June 2005 to present

•	Chief Executive Officer and Director of VIASPACE Green Energy, Inc. — October 2008 to present

•	Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of the Company — 2001 to present

•	Chief Executive Officer and Director, VIASPACE Security Inc., a subsidiary of the Company — 2002 to present

•	Chief Executive Officer and Director, Ionfinity LLC, a subsidiary of the Company — 2001 to present
•	Prior Business Experience
•	Co-founder and Chief Executive Officer, ViaSpace Technologies LLC (predecessor of the Company) — 1998 to 2005

•	Director of the Center for Space Microelectronics Technology and Manager of Supercomputing, Caltech NASA Jet Propulsion Laboratory — 1984 to 1998

•	Principal Research Engineer, Ford Motor Company — 1977 to 1984
•	Education
•	BS in physics from the University of California at Davis

•	MS and Ph.D. in physics from Cornell University

•	Post-doctoral fellow at Purdue
Stephen J. Muzi
•	Age 45

•	Principal Occupation
•	Chief Financial Officer, Treasurer and Secretary of the Company — June 2005 to present

•	Chief Financial Officer, Treasurer and Secretary of VIASPACE Green Energy, Inc. — October 2008 to present
•	Prior Business Experience
•	Controller, ViaSpace Technologies LLC (predecessor of the Company) — 2000 to 2005

•	Controller, SpectraSensors, Inc., a spun-off former subsidiary of the Company — 2003 to 2005

•	Controller, ViaLogy Corp., a spun-off former subsidiary of the Company — 2003 to 2005

•	Consultant to Direct Methanol Fuel Cell Corporation, VIASPACE Security Inc. and Ionfinity LLC, subsidiaries of the Company — 2004 to 2005

•	Corporate Controller, Assistant Controller and Senior Corporate Financial Analyst, Southwest Water Company, a NASDAQ company and provider of water and wastewater services — 1988 to 2000

•	Senior Auditor, BDO Seidman — 1985 to 1987
•	Education
•	BS degree from Rochester Institute of Technology

•	MBA from the State University of New York at Buffalo

•	Certified Public Accountant

Sung Chang
•	Age 47

•	Principal Occupation
•	President and Director of VIASPACE Green Energy, Inc. — October 2008 to present

•	Chief Executive Officer and founder of Inter-Pacific Arts, Inc. — 2002 to present
•	Education
•	Taiwan Junior College
•	Prior Business Experience
•	Business development — Jun Jung Metal
(b) Directors
The Company’s directors are as follows:
Carl Kukkonen — See background in Item 9 (a) under Executive Officers
Amjad S. Abdallat
•	Age 47
•	Principal Occupation
•	Director of the Company — June 2005 to present

•	Director of VIASPACE Green Energy, Inc. — October 2008 to present
•	Prior Business Experience
•	Vice President Business Development, Chief Operating Officer and Director of the Company — June 2005 to October 2008

•	President, Chief Operating Officer and Director, VIASPACE Security Inc., a subsidiary of the Company — 2002 to October 2008

•	Director, Direct Methanol Fuel Cell Corporation — 2001 to October 2008

•	Director, Ionfinity LLC, a subsidiary of the Company — 2001 to October 2008

•	Co-founder, Vice President and Chief Operating Officer, ViaSpace Technologies LLC (predecessor of the Company) — 1998 to 2005

•	Business Development, Marketing and Program Capture, Hewlett-Packard Company — 1989 to 1998

•	Business Development, Control Data Corporation — 1984 to 1989
•	Education
•	BS from the University of California at Berkeley

•	Master’s degree in Engineering from the University of Missouri
General Bernard P. Randolph
•	Age 75

•	Director Since: April 19, 2006

•	Committee Memberships of Company
•	Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes

•	Principal Occupation
•	Senior Consultant to Science Applications International Corporation (SAIC) Space Air and Information Group (SAIG)
•	Other Directorships
•	Board of Defense Acquisition University in Fort Belvoir, Virginia
•	Prior Business Experience
•	Senior Consultant in the Space Air and Information Group, Space Systems Engineering Division

•	Senior Consultant to the Aerospace Corporation

•	35 years of service in the United States Air Force retiring with Rank of General

•	Final Air Force assignment was as Commander of the Air Force Systems Command charged with the development and procurement of all major defense systems for the Air Force

•	Key technology management positions in Air Force including: Vice Commander of the Warner Robins Air Logistics Center; Vice Commander and Deputy Commander of Space Systems acquisition at the Air Force’s Space Division; Director of Space Systems and Command, Control and Communications in the Office of the Deputy Chief of Staff; Research, Development and Acquisition at Air Force Headquarters; and program director for such major space systems as the Air Force Satellite Communications Program and Space Defense Program

•	TRW Space and Electronics Group in Redondo Beach, California dual line and staff roles including as Vice President and General Manager of the Defense Communications Division and Vice President and Special Assistant to the Group General Manager

•	Member of the Defense Science Board in DoD pursuing adoption of cost saving commercial procurement practices

•	Member of the Defense Intelligence Agency Scientific advisory Board

•	Consultant for the Institute for Defense Analyses

•	Member of the Advisory Board for Lincoln Laboratory at Massachusetts Institute of Technology
•	Education
•	Degree in chemistry from Xavier University (New Orleans, Louisiana)

•	Bachelor’s and master’s degrees in electrical engineering from the University of North Dakota

•	Master’s degree in business administration from Auburn University

•	Honorary doctorate of engineering from the University of North Dakota
Angelina Galiteva
•	Age 42

•	Director Since: April 28, 2006

•	Committee Memberships of Company
•	Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes

•	Principal Occupation
•	Chairperson of the World Council for Renewable Energy (WCRE) specializing in strategic issues related to renewable energy, environmental, energy efficiency and overall sustainable policy programs for public and private entities

•	Founder and Principal of New Energy Options, Inc.
•	Other Directorships
•	Member of Board of Directors of American Distributed Generation, Inc. and TECOGEN
•	Prior Business Experience
•	Prior to July 2003, Executive Director-Strategic Planning, for the City of Los Angeles Department of Water and Power (LADWP) responsible for managing the Departments’ Corporate Environmental Services Business Unit as well as all LADWP’s Green LA Programs and New Technology Initiatives

•	Prior to 1997, worked for the California Independent System Operator and Power Exchange Trusts and Corporations and for the New York Power Authority on conservation, renewable energy and air quality initiatives
•	Education
•	Attorney with a JD and Masters’ of Law Degrees in Environmental and Energy Law from Pace University School of Law, New York
Rick Calacci
•	Age 56

•	Director Since: February 1, 2007

•	Committee Memberships of Company
•	None
•	Independent Director: Yes

•	Principal Occupation
•	President of Access Sales Group, a provider of national coverage for “Best in Class”, “Variable Cost” and “Outsourcing Solution” sales, marketing and management services to meet the dynamic ever changing needs of the retail channel for vendor partners.
•	Other Directorships
•	None

•	Prior Business Experience
•	General Manager / Sr. Vice President of Sales and Market for Hannspree California, Inc., a developer, manufacturer and distributor of LCD display technologies – 2005 to 2006

•	President of Moxell Technology, Inc., a Motorola consumer electronics licensee for displays, recording media, connectivity, IT and related accessory products in the Americas and Europe — 2003 to 2005

•	Senior Executive Vice President / Group General Manager – Consumer Electronics of Sharp Electronics Corporation, a leading global consumer electronics and home appliances company — 2001 to 2003

•	Vice President Sales of Toshiba America Consumer Products, a leading global consumer electronics and computer company from 1995 to 2001. Served in other roles as Regional General Manager, Central Zone Vice President and Western Sales Group Vice President — 1984 to 1995

•	Sales Manager positions with Pioneer Video, Inc. and Sony Corporation of America — 1977 to 1983
•	Education
•	Business program, Northern Illinois University and Rock Valley Junior College.
Family Relationships
There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.
Involvement in Certain Legal Proceedings
None of our directors or executive officers has, during the past five years:
•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.
Code of Ethics
The Company adopted a code of ethics that applies to its principal: executive officers, financial officer, accounting officer or controller, or persons performing similar functions. The text of the Company’s code of ethics is available on the Company’s website, www.viaspace.com. A copy of the Company’s code of ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Committees of the Board of Directors
Audit Committee. On October 20, 2005, our Board of Directors established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the Board of Directors serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-B. The Company intends to identify and recruit a suitable candidate to serve as the audit committee financial expert during 2009.
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

ITEM 10. EXECUTIVE COMPENSATION
The following table summarizes the compensation of the Company’s Chief Executive Officer, and each of the other four highest paid executives, if any, whose total compensation exceeded the lower of $120,000 during the year ended December 31, 2008 and 1% of its assets (“Named Executive Officers”) for 2008 and 2007. The Named Executive Officers are the Company’s Chief Executive Officer, President and Chief Financial Officer.
SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)(4)	($)	($)	($) (1)	($) (2)	($)

Carl Kukkonen,	2008	214,352	—	178,731	131,218	13,717	538,018
Chief Executive	2007	288,567	—	—	169,919	13,717	472,203
Officer of Company	2006	262,333	85,000	—	—	12,491	359,824

Stephen J. Muzi,	2008	143,047	—	118,407	501,772	—	763,226
Chief Financial Officer,	2007	165,000	—	—	620,539	—	785,539
Treasurer and Secretary of Company	2006	150,000	27,000	—	534,694	—	711,694

Sung Chang,	2008	40,000	—	—	—	—	40,000
President VIASPACE Green Energy, Inc. (3)

(1)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2008 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer. The amount shown includes awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements for 2008. There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever by realized.

(2)	Amounts shown column (g) represent additional compensation paid to Dr. Kukkonen for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan).

(3)	Mr. Chang was hired as President of VIASPACE Green Energy, Inc. on October 21, 2008 and has a salary of $240,000 per year.

(4)	Dr. Kukkonen has earned but unpaid salary of $74,273 at December 31, 2008. Mr. Muzi has earned but unpaid salary of $7,861.
Narrative Disclosure to Summary Compensation Table
Employment Agreements and Arrangements
On October 21, 2008, VIASPACE Green Energy, Inc. (“VGE”) entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the second closing of IPA as discussed in Note 9.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expired October 15, 2008.

Stock Option Grants
The following table provides information on stock options granted in 2008 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.
VIASPACE INC.
GRANTS OF PLAN-BASED AWARDS

(a)	(b)	(c)	(d)	(e)	(f)	(g)
All Other
			Option			Grant
			Awards:			Date Fair
			Number of	Exercise or	Closing	Value of
			Securities	Base Price of	Price on	Stock
		Board	Underlying	Option	Grant	Option
		Approval	Options	Awards	Date	Awards
Name	Grant Date	Date	(#) (1)	($/Sh.)	($)	($) (2)

Carl Kukkonen	—	—	—	—	—	—
Stephen J. Muzi	2/14/08	2/14/08	3,000,000	$0.039	$0.039	$103,901
Sung Chang	—	—	—	—	—	—

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options vest over 48 months and become exercisable in accordance with the following: 25% vested after 12 months with remaining 75% monthly over the following 36 months. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Column (g) represents the aggregate SFAS No. 123(R) values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the SFAS No. 123(R) value.

Stock Awards
During 2008, Dr. Kukkonen and Mr. Muzi received nine million shares each of the Company’s common stock as additional compensation. These shares have a one-year hold restriction with restrictions lapsing on August 24, 2009. On the date of grant, the grants had a fair market value of $252,000 each and are being amortized over the holding period.
Outstanding Equity Awards at Fiscal Year End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on December 31, 2008.
VIASPACE INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2008

(a)	(b)	(c)	(d)	(e)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option Exercise
	Options (#)	Options (#)	Price	Option Expiration
Name	Exercisable	Unexercisable	($) (1)	Date

Carl Kukkonen	—	—	—	—
Stephen J. Muzi	—	3,000,000	$0.039	2/14/18
Stephen J. Muzi	62,500	187,500	0.08	12/10/17
Sung Chang	—	—	—	—
There were no shares of the Company’s common stock acquired during 2008 upon the exercise of the options.

Direct Methanol Fuel Cell Corporation Option Plan
As explained in the footnotes to the Company’s consolidated financial statements, the Company’s subsidiary, Direct Methanol Fuel Cell Corporation (“DMFCC”) also has in place an equity-based stock option plan that allows for the grant of stock options to employees, directors and consultants.
There were no grants of securities underlying options granted in 2008 by DMFCC to the Company’s Named Executive Officers.
There were no shares of DMFCC common stock acquired during 2008 upon the exercise of options by the Company’s Named Executive Officers.
The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers in Direct Methanol Fuel Cell Corporation on December 31, 2008.
DIRECT METHANOL FUEL CELL CORPORATION
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2008

(a)	(b)	(c)	(d)	(e)
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option Exercise
	Options (#)	Options (#)	Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date

Carl Kukkonen	1,000,000	—	$0.005	4/18/12
Stephen J. Muzi	30,000	—	0.05	11/22/12
Stephen J. Muzi	50,000	—	0.05	1/14/15
Sung Chang	—	—	—	—

Director Compensation
The following chart summarizes the annual compensation for the Company’s non-employee directors during 2008.
Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
	Fees	Stock	Option	All Other
	Earned	Awards	Awards	Compensation	Total
Name	($)	($)(3)	($) (1)	($)	($)
General Bernard P. Randolph	$12,000	—	$180,733	—	$192,733
Angelina Galiteva	3,000	11,400	240,238	—	254,638
Rick Calacci	3,000	38,800	104,029	—	145,829
Nobuyuki Denda (2)	5,000	—	—	—	5,000
(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2008 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer. The amount shown includes awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 7 to the Company’s audited financial statements for 2008. There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever be realized.

(2)	Mr. Denda resigned as Director of the Company effective July 1, 2008 for personal health reasons.

(3)	During 2008, Ms. Galiteva and Mr. Calacci agreed to be paid in shares of the Company’s common stock instead of cash.
Narrative Disclosure to Director Compensation Table
Compensation of Non-employee Directors
Directors who are not Company employees are compensated for their service as a director as shown in the chart below:
Schedule of Director Fees
December 31, 2008
The table below represents Non-employee Director fees for 2008. On March 9, 2009, the Directors of the Company voted unanimously that compensation for 2009 will be 1 million stock options each vesting over a one-year period. No cash compensation will be paid in 2009 to Directors. The Directors will revisit compensation for 2010 fees at a later date.

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

Stock Options and Stock Awards Granted to Directors
On the date of appointment to the Board, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the Board in its discretion as Administrator) effective on the date of appointment (or such other date as determined by the Board in its discretion as Administrator). The price of the option is the closing market price on the date of grant, generally vesting over four years for which the Board member holds office (or such other vesting period as determined by the Board in its discretion as Administrator).
In addition, for non-employee outside Board members that have served on the Board for at least 6 months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably generally over four years (or such other vesting period as determined by the Board in its discretion as Administrator). Further, the Board in its discretion as Administrator of the Plan may make additional grants of non-qualified stock options to non-employee directors at any time. On September 25, 2008, 1,000,000 additional stock options were each granted to General Randolph and Ms. Galiteva as a discretionary award. Ms. Galiteva also received 584,915 shares of the Company’s common stock in exchange for unpaid directors’ fees of $11,400. On September 25, 2008, Mr. Calacci received 1,000,000 shares of the Company’s common stock as a discretionary award, with a fair market value on the date of grant of $10,500. In addition, Mr. Calacci received 553,846 shares of the Company’s common stock for unpaid directors’ fees of $10,800.
Non-employee Directors may also be granted other awards, as referred to in the 2005 Stock Incentive Plan, by the Board in its discretion as Administrator of the Plan such as Stock Appreciation Rights, Dividend Equivalent Rights, Restricted Stock, Performance Unit or Performance Shares. No awards of this kind were granted to any non-employee Director in 2007.
Directors of the Company, who are employees of the Company or of a related company, do not receive additional compensation for their services as Directors. During 2008, Dr. Kukkonen, CEO did not receive additional compensation for his service as Director. Mr. Abdallat, former Vice President and Chief Operating Officer, received 9 million shares of the Company’s common stock on September 10, 2008 while still employed by the Company. These shares have a one-year hold restriction with restrictions lapsing on August 24, 2009. On the date of grant, these shares had a fair market value of $252,000.
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
Termination of Employment Arrangements
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Pursuant to this agreement, in the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expired October 15, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2009 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.

			Total Number
			of Shares and
	Shares	Exercisable	Exercisable	Percent of
	Shares	Options	Options	Class of
	Beneficially	Beneficially	Beneficially	Common
Name	Owned	Owned (a)	Owned	Stock (b)

Directors:
Carl Kukkonen, CEO (c)	68,297,069	—	68,297,069	8.1%
Amjad S. Abdallat	36,022,714	—	36,022,714	4.2%
General Bernard P. Randolph	1,276,596	619,792	1,896,388	0.2%
Angelina Galiteva	903,764	619,792	1,523,556	0.2%
Rick Calacci	1,872,995	119,792	1,992,787	0.2%

Other Named Officers:
Stephen J. Muzi, CFO	9,010,000	88,542	9,098,542	1.1%

All Named Executive Officers and Directors as a group (6 persons)	117,383,138	1,447,918	118,831,056	14.0%

Other 5% Owners:
SNK Capital Trust (d)	61,204,286	—	61,204,286	7.2%
Sung Chang (e)	215,384,615	—	215,384,615	25.4%

*	Represents less than 1%.

(a)	Includes options that become exercisable on or before May 26, 2009.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 26, 2009 and the number of options of the beneficial owner that are exercisable on or before May 26, 2009.

(c)	6,990,293 of shares were gifted to family members and others since the date of last report.

(d)	The address of SNK Capital Trust is c/o Gaye Knowles, Trustee, SNK Capital Trust, Second Floor, Cafe Skans Building, Bay Street, Nassau, Bahamas. On April 10, 2006 SNK Capital Trust agreed to lock-up its shares until April 9, 2011. Under the signed lock-up agreement, SNK will not offer, sell, contract to sell, pledge, or otherwise dispose of any shares or securities convertible into or exchangeable or exercisable for any shares, enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the shares. SNK Capital Trust retains voting rights in the common shares.

(e)	Mr. Chang is President of VIASPACE Green Energy, Inc. and CEO of Inter-Pacific Arts, Inc.

Equity Compensation Plans
The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2008.
Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders for VIASPACE	9,154,000	$0.07	13,942,579
Equity compensation plans approved by security holders for DMFCC	1,396,000	0.02	604,000
Equity compensation plans not approved by security holders	—	—	—

Total	10,550,000	$0.06	14,546,579

Our current stock option plans (the “Plans”) are explained in detail in the footnotes to the accompanying consolidated financial statements and provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants. VIASPACE and DMFCC each have separate stock option plans.
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
Changes in Control Arrangements
No change in control arrangements existed at December 31, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Related Party Receivables
Mr. Sung Chang is the prior owner of IPA China and IPA BVI and owes $209,000 to IPA BVI at December 31, 2008. JJ International (“JJ”) is a company owned by Sung Chang that operates separately and also does business with IPA China. JJ owes IPA BVI $657,000 at December 31, 2008. IPA China recorded revenues of $40,000 from the date of acquisition through the end of 2008 from JJ. An employee of IPA China owes $55,000 to VGE at December 31, 2008. Total related party receivables are $921,000 at December 31, 2008.
Related Party Payables
At December 31, 2008 and 2007, respectively, the Company has included as a related party payable $173,000 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. At December 31, 2008, the Company owes $142,000 to Dr. Kukkonen, Mr. Abdallat, Mr. Muzi and another employee for earned salary in 2008 that has not been paid and is included in related party payables at December 31, 2008.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. As of December 31, 2008 and 2007, $11,000 and zero, respectively, is owed to Mr. Denda.
IPA China owes $75,000 to a related party related to framed-artwork production. IPA China also owes $21,000 to a company related to an employee of IPA China.
One minority owner of Ionfinity who is also a director is an employee of Ionfinity as services as the principal investigator on a U.S. Army and U.S. Navy Phase II contract. A second minority owner and director has a 47.9% membership interest in Ionfinity and works on the Phase II contract that Ionfinity has with the U.S. Army. As of December 31, 2008 and 2007, zero and $1,000, respectively, is included as a related party payable in the accompanying consolidated balance sheet.
Total related party payables are $422,000 at December 31, 2008.
Employment Agreements
On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the second closing of IPA as discussed in Note 9.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2009 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.

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

10.7	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.7A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.7B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).
10.7C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).
10.7D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).
10.8	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).
10.9	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.10	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
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

10.13
** Confidential License Agreement By and Among University of Southern California, California Institute of Technology and Direct Methanol Fuel Cell Corporation dated January 19, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed on March 31, 2006).

10.14
** Confidential Non-Exclusive License Agreement By and Among University of Southern California, California Institute of Technology and Direct Methanol Fuel Cell Corporation dated January 19, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on March 31, 2006).

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

10.18
Nonexclusive Software License Agreement between Arroyo Sciences, Inc. and California Institute of Technology dated June 19, 2003. (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K filed on March 30, 2007).

10.19
Nonexclusive Software License Agreement between Arroyo Sciences, Inc. and California Institute of Technology dated September 28, 2004. (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K filed on March 30, 2007).

10.20
Software License Agreement between VIASPACE Inc. and California Institute of Technology dated March 15, 2006. (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed on March 30, 2007).

10.21	Stock Purchase Agreement with SNK Capital Trust dated March 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 3, 2006).
10.22	Share Lock-Up Agreement with SNK Capital Trust dated April 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 13, 2006).

Exhibit
Number	Description of Exhibit

10.23
License Agreement between Direct Methanol Fuel Cell Corporation and California Institute of Technology dated May 9, 2006 (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed on March 30, 2007).

10.24	Purchase order from L3 Communications to Arroyo Sciences, Inc. dated June 8, 2006 (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on March 30, 2007).
10.25	Lease with Pasadena Business Park, LLC dated January 10, 2006, effective beginning May 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB filed on August 14, 2006).
10.26	Ionfinity contract with US Navy dated August 1, 2006 (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed on March 30, 2007).
10.27	Ionfinity contract with US Army dated August 14, 2006 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on March 30, 2007).
10.28	Ionfinity contract with US Air Force dated September 30, 2006 (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed on March 30, 2007).
10.29	Consulting Agreement between VIASPACE Inc. and Denda Associates Co., Ltd. dated October 31, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2006).
10.30	Securities Purchase Agreement dated November 2, 2006 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 8, 2006).
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

10.38	Securities Purchase Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 13, 2007).
10.39	Registration Rights Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 13, 2007).
10.40	Termination Agreement dated March 8, 2007 between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 13, 2007).
10.41	Promissory Note dated September 10, 2007 between the Company and Rhino Steel Manufacturing Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 11, 2007).
10.42	Promissory Noted dated October 18, 2007 between the Company and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2007).
10.43	Form of Stock Purchase Agreement between the Company and La Jolla Cove Investors, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 2, 2007).
10.44	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).
10.45	Service and Support Agreement dated February 28, 2008 between the Company and Arroyo Support Group, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 5, 2008).

Exhibit
Number	Description of Exhibit

10.46	Addendum to Promissory Note between the Company and Rhino Steel Manufacturing, Ltd. dated February 11, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 15, 2008).
10.47
Settlement Agreement and General Release between the Company and La Jolla Cove Investors, Inc. dated March 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed May 15, 2008).

10.47A
Amendment to Settlement Agreement and General Release between the Company and La Jolla Cove Investors, Inc. dated June 25, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 1, 2008).

10.47B	Continuing Personal Guaranty between La Jolla Cove Investors, Inc. and Carl Kukkonen dated June 25, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 1, 2008).
10.48
STTR Phase II Contract between Ionfinity and the U.S. Army for Advanced Robotic Detection of Chemical Agents, Toxic Industrial Gases, and IEDs for Force Health Protection effective August 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 14, 2008).

10.49
Settlement Agreement between the Company and YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) dated September 8, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 12, 2008).

10.50
Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).

10.51
Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Chang (incorporated by reference to Exhibit 10.222 of the Company’s Form 8-K filed October 27, 2008).

10.52	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Sung Chang (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 27, 2008).
10.53	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Carl Kukkonen (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 27, 2008).
10.54	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Stephen Muzi (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 27, 2008).
10.55	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Maclean Wang (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 27, 2008).
10.56	Asset Purchase Agreement dated December 22, 2008 by and between the Company and Knovitech, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 29, 2008).
10.57	* STTR Phase II Contract between Ionfinity and the U.S. Navy for Miniature Electronic Sniffer for Navy Vertical Take off Unmanned Aerial Vehicles (VTUAVs) effective October 23, 2008.
14.1
VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

21	* List of subsidiaries of Company.
23.1	* Consent of Goldman Parks Kurland Mohidin LLP dated March 30, 2009.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Confidential treatment approved by the Securities and Exchange Commission on March 2, 2007. Exhibit 10.13 received approval for confidential treatment through October 26, 2019. Exhibit 10.14 received approval for confidential treatment through November 10, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company changed independent accounting firms on October 17, 2007 from Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) to Goldman Parks Kurland Mohidin, LLP (“GPKM”). The fees shown below for 2007 combine SLGG and GPKM.

	2008	2007
Audit Fees	$193,000	$231,717
Audit-Related Fees	4,000	60,636
Tax Fees	9,000	12,525

	$206,000	$304,878

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

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2009
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2009
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ AMJAD S. ABDALLAT	Director	March 30, 2009
Amjad S. Abdallat

/s/ GENERAL BERNARD P. RANDOLPH	Director	March 30, 2009
General Bernard P. Randolph

/s/ ANGELINA GALITEVA	Director	March 30, 2009
Angelina Galiteva

/s/ RICK CALACCI	Director	March 30, 2009
Rick Calacci

ITEM 7. FINANCIAL STATEMENTS
VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
VIASPACE Inc.
We have audited the accompanying consolidated balance sheets of VIASPACE Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company has suffered recurring losses from operations. In addition, at December 31, 2008, the Company has an accumulated deficit of $29,804,000. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Goldman Parks Kurland Mohidin LLP
Encino, California
March 30, 2009

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,666,000	$608,000
Accounts receivable	279,000	108,000
Marketable securities, available for sale	—	78,000
Inventory	377,000	43,000
Prepaid expenses	797,000	89,000
Related party receivable	921,000	—
Other current assets	6,000	72,000

TOTAL CURRENT ASSETS	5,046,000	998,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	793,000	155,000

OTHER ASSETS:
Land use right, net of accumulated amortization	514,000	—
Intellectual property, net of accumulated amortization	179,000	217,000
License to grass, net of accumulated amortization	503,000	—
Goodwill	12,322,000	—
Other assets	13,000	13,000

TOTAL OTHER ASSETS	13,531,000	230,000

TOTAL ASSETS	$19,370,000	$1,383,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$778,000	$257,000
Accrued expenses	161,000	313,000
Current portion of long-term debt	44,000	30,000
Loan from related party	4,800,000	250,000
Related party payable	422,000	185,000

TOTAL CURRENT LIABILITIES	6,205,000	1,035,000

LONG-TERM LIABILITIES:
Deferred rent	—	9,000
Long-term debt, net of current portion	—	291,000

TOTAL LONG-TERM LIABILITIES	—	300,000

TOTAL LIABILITIES	6,205,000	1,335,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:
Preferred Shareholder Minority Interest	500,000	500,000
Common Shareholder Minority Interest	6,487,000	55,000

	6,987,000	555,000

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 814,336,863 and 316,452,598 issued and outstanding in 2008 and 2007, respectively	814,000	316,000
Additional paid in capital	35,168,000	19,040,000
Accumulated other comprehensive loss	—	78,000
Accumulated deficit	(29,804,000)	(19,941,000)

Total stockholders’ equity (deficit)	6,178,000	(507,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,370,000	$1,383,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
REVENUES
Government contracts	$225,000	$123,000
Commercial contracts	338,000	130,000
Framed artwork sales	866,000	—

Total revenues	1,429,000	253,000

COST OF REVENUES	617,000	157,000

GROSS PROFIT	812,000	96,000

OPERATING EXPENSES
Research and development	1,148,000	1,041,000
Selling, general and administrative expenses	8,721,000	5,333,000

Total operating expenses	9,869,000	6,374,000

LOSS FROM OPERATIONS	(9,057,000)	(6,278,000)

OTHER INCOME (EXPENSE)
Interest income	7,000	43,000
Interest expense	(37,000)	(3,526,000)
Other income	225,000	—
Gain on sale of marketable securities	29,000	716,000
Gain on sale of patents	—	114,000
Adjustments to fair value of derivatives	—	1,383,000

Total other income (expense)	224,000	(1,270,000)

LOSS BEFORE DISCONTINUED OPERATIONS, MINORITY INTEREST AND INCOME TAXES	(8,833,000)	(7,548,000)

Discontinued operations	(932,000)	(1,362,000)
Income taxes expense	(10,000)	—
Minority interest in consolidated subsidiaries	(42,000)	1,000

NET LOSS	$(9,817,000)	$(8,909,000)

LOSS PER SHARE OF COMMON STOCK BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST
—Basic and diluted	$(0.02)	$(0.03)
Discontinued operations	*	*
Minority interest in consolidated subsidiaries	*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	507,428,372	303,670,085

*	Less than $0.01 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(9,817,000)	$(8,909,000)

Other Comprehensive Income:
Unrealized holding gain (loss) on securities	(49,000)	358,000
Less reclassification adjustment for realized gain on securities included in net loss	(29,000)	(716,000)

Net unrealized holding gain (loss) on securities	(78,000)	(358,000)

COMPREHENSIVE LOSS	$(9,895,000)	$(9,267,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
					Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Loss	Deficit	Total

BALANCE, DECEMBER 31, 2006	292,512,205	$293,000	$7,104,000	$—	$436,000	$(11,032,000)	$(3,199,000)

Net loss						(8,909,000)	(8,909,000)
Other comprehensive income:
Unrealized holding gain on securities					358,000		358,000
Reclassification of realized gain on securities to net loss					(716,000)		(716,000)

Comprehensive loss							(9,267,000)
Sales of common stock to investors	5,039,264	5,000	395,000				400,000
Exercise of warrants	11,375		1,000				1,000
Stock compensation expense related to warrants			414,000				414,000
Stock compensation expense related to stock options			2,218,000				2,218,000
Shares issued to consultants, employees and vendors for services	7,440,346	7,000	841,000				848,000
Restructuring of convertible debentures financing from Cornell Capital into equity and the issuance of common shares to Cornell Capital	11,449,408	11,000	8,067,000				8,078,000

BALANCE, DECEMBER 31, 2007	316,452,598	316,000	19,040,000	—	78,000	(19,941,000)	(507,000)

Net loss						(9,817,000)	(9,817,000)
Other comprehensive income:
Unrealized holding gain on securities					(49,000)		(49,000)
Reclassification of realized gain on securities to net loss					(29,000)		(29,000)

Comprehensive loss							(9,895,000)
Sales of common stock to investors	4,928,750	5,000	220,000				225,000
Investment in Inter-Pacific Arts, Inc. related to acquisition by VIASPACE Green Energy, Inc.			1,580,000				1,580,000
Shares issued pursuant to Form S-3 registration statement to be sold by Company	21,276,595	21,000	957,000	(962,000)			16,000
Shares issued pursuant to Form S-3 registration statement originally intended to be sold, but returned to Company and cancelled	(20,951,645)	(21,000)	(941,000)	962,000			—
Exercise of warrants	5,763,625	6,000	254,000				260,000
Stock compensation expense related to stock options			1,474,000				1,474,000
Cash distribution from Ionfinity, LLC			46,000			(46,000)	—
Shares issued to YA Global related to litigation settlement	22,500,000	23,000	607,000				630,000
Shares issued in acquisition of Inter-Pacific Arts	276,422,160	276,000	4,313,000				4,589,000
Shares issued to consultants, vendors, employees and directors for services	187,944,780	188,000	7,618,000				7,806,000

BALANCE, DECEMBER 31, 2008	814,336,863	$814,000	$35,168,000	$—	$—	$(29,804,000)	$6,178,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,817,000)	$(8,909,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	88,000	71,000
Amortization of intangible assets	31,000	158,000
Amortization of discount related to conversion feature of debentures	—	354,000
Stock option and warrant compensation expense	1,474,000	2,630,000
Stock compensation expense related to stock issued	1,737,000	850,000
Operating expenses paid in stock issued	6,095,000	—
Change in fair value of derivatives	—	(1,383,000)
Non-cash interest expense related to convertible debentures debt discount write off	—	2,096,000
Non-cash interest expense related to loss on conversion of debentures	—	953,000
Non-cash interest expense related to convertible debentures that was forgiven	—	50,000
Non-cash interest expense related to deferred financing costs	—	58,000
Gain on sale of marketable securities	(29,000)	(716,000)
Gain on sale of assets to Knovitech, Inc. included in discontinued operations	(452,000)	—
Minority interest	(12,000)	(1,000)
(Increase) decrease in:
Accounts receivable	785,000	123,000
Inventory	72,000	(43,000)
Prepaid expenses and other current assets	(2,000)	(62,000)
Increase (decrease) in:
Accounts payable	(44,000)	(29,000)
Unearned revenue	13,000	—
Accrued expenses and other	(144,000)	75,000
Related party payable	229,000	(8,000)

Net cash provided by (used in) operating activities	24,000	(3,733,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(5,000)	(19,000)
Proceeds from sale of marketable securities	29,000	716,000
Proceeds from sale of assets to Knovitech, Inc.	200,000	—

Net cash provided by investing activities	224,000	697,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	300,000	850,000
Payments on long-term debt	(27,000)	(29,000)
Proceeds from sale of common stock	66,000	50,000
Repayments of loans	(375,000)	—
Investment by seller of Inter-Pacific Arts, Inc.	1,580,000	—
Cash in Inter-Pacific Arts, Inc. at date of acquisition	7,000	—
Proceeds from exercise of warrants	259,000	1,000
Proceeds from restructuring of convertible debentures and issuance of common stock, net of offering costs paid	—	911,000

Net cash provided by financing activities	1,810,000	1,783,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,058,000	(1,253,000)
CASH AND CASH EQUIVALENTS, Beginning of year	608,000	1,861,000

CASH AND CASH EQUIVALENTS, End of year	$2,666,000	$608,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$40,000	$10,000
Income taxes	$10,000	$—

Supplemental Disclosure of Non-Cash Financing for 2008:
•	The Company issued 187,944,780 shares of the Company’s common stock for future services valued on the date of issuance at $7,806,000. This amount was recorded on the date of issuance as prepaid expenses.
•	Acquisition of Inter-Pacific Arts, Inc.:
•	The Company acquired Inter-Pacific Arts, Inc. on October 21, 2008 for 276,422,160 shares of the Company’s common stock with a fair market value on the date of acquisition of $4,588,000, a note for $4,800,000 and 3.5 million shares of the Company’s subsidiary VIASPACE Green Energy, Inc.
•	The Company recorded $12,322,000 of goodwill and $508,000 for a license to fast-growing hybrid grass related to this acquisition.
•	Inter-Pacific Arts, Inc. had assets with a fair market value of $3,002,000 on the date of acquisition including $7,000 in cash.
Supplemental Disclosure of Non-Cash Financing for 2007:
•	The following transactions were a result of the restructuring of the convertible debentures on March 8, 2007:
•	$85,000 of accrued interest expense was waived by Cornell Capital Partners as part of the conversion of convertible debentures into common stock equity.
•	Embedded derivative liabilities of $1,651,000 were converted to equity.
•	Warrant derivative liabilities of $2,442,000 were reclassified to equity.
•	Stock option and Synthetica warrant derivative liabilities of $56,000 were reclassified to equity.
•	Deferred offering costs of $719,000 were charged to paid in capital and recorded against the proceeds from the issuance of equity.
•	Convertible debentures with a face value of $2,700,000 were converted to equity.
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We grow a proprietary, fast-growing grass (initially in China) for biofuels and as animal feed, and we produce disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We do not make the biofuel; rather we grow the grass feedstock for the biofuel factory. We don’t make fuel cells, but we do make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung. Both the grass and the fuel cartridges represent potentially large and recurring revenue streams. A single fuel cell powered notebook computer is projected to use 100 fuel cartridges during its lifetime. The fuel cell is analogous to a razor and the fuel cartridge to a razor blade. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) has licensed these patents from Caltech. On October 21, 2008, the Company through its VIASPACE Green Energy, Inc. (“VGE”) subsidiary, acquired Inter-Pacific Arts, Inc. (“IPA”), a profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and IPA sells the framed art to large retailers in the US. IPA also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. The Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
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
Basis of Presentation — The accompanying audited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the December 31, 2007 consolidated financial statements in order to conform to the December 31, 2008 consolidated financial statement presentation.
Principles of Consolidation — The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies include Direct Methanol Fuel Cell Corporation (“DMFCC”), VIASPACE Security, Inc. (“VIASPACE Security”), Ionfinity LLC (“Ionfinity”) and Concentric Water Technology LLC (“Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting. The Company has a 59.7% ownership interest in VGE. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Fiscal Year End — The Company’s fiscal year ends December 31.
Use of Estimates in the Preparation of the Financial Statements — The preparation of financial statements, in conformity with United States GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.
Concentration of Credit Risk — The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At December 31, 2008, all of the Company’s marketable securities are available for sale.
Inventory — Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. The following is a summary of inventory by business line at December 31, 2008:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$286,000	$16,000	$302,000
Humidity sensor and battery tester	30,000	5,000	35,000
Grass	40,000	0	40,000

Total	$356,000	$21,000	$377,000

The following is a summary of inventory by business line at December 31, 2007:

	Raw Materials	Finished Goods	Total
Humidity sensor and battery tester	$34,000	$9,000	$43,000

At December 31, 2007, the Company did not have artwork inventory or grass inventory as the acquisition of IPA did not occur until October 21, 2008.
Property and Equipment — Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets and estimated lives ranging from 5 to 30  years as follows:

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years
Land Use Right — All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired rights for the land occupied by its manufacturing facility during 2005 for RMB 5,000,000 or approximately $605,000. The land lease is for 30  years. Accordingly, the land use right is being amortized on the straight-line method over 30  years.

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
Minority Interest in Subsidiaries — Minority interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE that is not owned by the Company is shown as “Minority Interest in Consolidated Subsidiaries” in the Consolidated Statement of Operations and Consolidated Balance Sheet. At December 31, 2008 and December 31, 2007, the Company has recorded $500,000 as Preferred Shareholder Minority Interest representing an investment in DMFCC by a minority shareholder. At December 31, 2008 and 2007, the Company recorded $6,487,000 and $55,000, respectively, representing Common Shareholder Minority Interest in Ionfinity and VGE.
Fair Value of Financial Instruments — The recorded value of accounts receivables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.
Income Taxes— The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2008 and 24% for 2007. For 2006, 2007 and 2008, respectively, IPA China was eligible for a reduced income tax at 50% of the normal income tax rate. Beginning January 1, 2009, IPA China will be subjected to the normal income tax rate. IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.
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
Framed art sales. In accordance with SEC SAB No. 104, IPA recognizes product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are free on board shipping point. Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. Revenue is recorded net of VAT taxes.
Cost of Goods Sold — Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.
Foreign Currency Translation and Comprehensive Income (Loss) — IPA China’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. The sales of IPA are in USD.
Segment Reporting and Geographic Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.
Stock Based Compensation — VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective application transition method. The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128”) and SEC SAB No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at December 31, 2008 and 2007, respectively:

	2008	2007

U.S. Government customers	$32,000	$21,000
Commercial customers	—	87,000
Framed artwork customers	247,000	—

Total accounts receivable	279,000	108,000
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$279,000	$108,000

NOTE 3 — PREPAID EXPENSES
On February 28, 2008, the Company and E2 Corp. (“E2”) entered into a one-year Service and Support Agreement (the “E2 Agreement”) whereby E2 will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company outsourced a portion of its personnel to E2 effective March 1, 2008. In consideration of performance of such services, the Company paid E2 an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times fifteen percent (15%). Within ten days of the agreement date, the Company agreed to pay E2 an amount equal to a nine month cost estimate of $1,080,000 as a retainer. The Company paid the retainer of $1,080,000 in 16,875,000 shares of the Company’s common stock registered under an existing registration statement on Form S-3. On March 31, 2008, the Company increased the retainer by $242,925 and issued an additional 4,858,500 common shares to E2. On June 13, 2008, the Company increased the retainer by $225,000 and issued an additional 5,769,231 unregistered common shares to E2. The Company agreed to pay all monthly invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. On October 31, 2008, E2 was notified that their services were no longer required by the Company. There is no retainer value included in prepaid expenses at December 31, 2008.
On February 28, 2008, the Company and ASG Support Group, Inc. (“ASG”) entered into a one-year Service and Support Agreement (the “ASG Agreement”) whereby ASG will provide administrative support, engineering, research and development and project management services as requested by the Company on a monthly basis. The Company outsourced a portion of its personnel to ASG effective March 1, 2008. In consideration of performance of such services, the Company paid ASG an amount including direct costs, allocable overhead and a fee equal to the sum of the direct costs and allocable overhead times ten percent (10%). Within ten days of the agreement date, the Company agreed to pay ASG an amount equal to a nine month cost estimate of $612,000 as a retainer. The Company paid the retainer of $612,000 in 9,562,500 unregistered shares of the Company’s common stock. On June 13, 2008, the Company increased the retainer by $150,000 and issued an additional 3,846,154 unregistered common shares to ASG. The Company agreed to pay all monthly invoices in cash or shares of the Company’ common stock, or in some combination, at the Company’s option. On October 31, 2008, E2 was notified that their services were no longer required by the Company. There is no retainer value included in prepaid expenses at December 31, 2008.
In addition to E2 and ASG, during 2008, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 that was effective through March 31, 2008 and an existing registration statement on Form S-8 in exchange for future services to be provided to the Company. As of December 31, 2008, the remaining value of these agreements was $187,000, which is included in prepaid expenses in the accompanying consolidated balance sheet.

On August 25, 2008, the Board of Directors of the Company awarded nine million shares each to Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, COO; and Mr. Stephen Muzi, CFO; as additional compensation for services rendered to the Company. In addition, one million shares were awarded to Mr. Rick Calacci, Director, for services rendered to the Company. All of these shares have a one-year restriction attached to them that expires August 24, 2009. The value of the shares on the date of grant was $775,500 which is being expensed monthly through the period ending August 24, 2009. As of December 31, 2008, the unamortized value of these common shares was $501,000 and is included in prepaid expenses in the accompanying consolidated balance sheet.
Other prepaid expenses were $109,000 at December 31. 2008.
NOTE 4 — MARKETABLE SECURITIES
At December 31, 2007, the Company had rights to 366,718 shares of Cantronic Systems Inc. (“Cantronic”) that were subject to time restrictions that expired on March 18, 2008 and the shares were released to the Company. Of the total shares in Cantronic that the Company owned at March 31, 2008, Caltech was entitled to receive 198,870 of these Cantronic shares as part of a prior agreement. During 2008, the Company sold 167,848 Cantronic shares in a private sale and recorded a gain of the sale of marketable securities of $29,000. In addition, the 198,870 shares that were owed to Caltech were distributed to them. As of December 31, 2008, the Company does not own any Cantronic shares.
NOTE 5 — FIXED ASSETS
Fixed assets are comprised of the following at December 31, 2008 and 2007, respectively:

	2008	2007

Computer equipment and office equipment	$369,000	$291,000
Machinery and equipment	206,000	15,000
Building	606,000	—
Vehicles	144,000	—
Leasehold improvements	26,000	26,000

Total property and equipment	1,351,000	332,000
Less: Accumulated depreciation	558,000	177,000

Fixed assets, net	$793,000	$155,000

NOTE 6 — LAND USE RIGHT
Land use right is composed of the following at December 31, 2008:

Land use right	$605,000
Less: Accumulated amortization	91,000

Land use right, net	$514,000

Amortization expense was $20,000 for 2008. The amortization expense for the next five years will be $20,000 in each year.
NOTE 7 — INTANGIBLE ASSETS
Intellectual Property
Intangible asset balances related to intellectual property are comprised of the following at December 31, 2008 and 2007, respectively:

	2008	2007

Amortized intangible assets, gross:
License to patent	$380,000	$380,000
Software code and licenses to software	—	35,000

Total intangible assets, gross	380,000	415,000
Less: Accumulated amortization	201,000	198,000

Total intangible assets, net	$179,000	$217,000

Amortization expense was $22,000 and $158,000 for 2008 and 2007, respectively. On December 22, 2008, the Company sold its software code and licenses to software to Knovitech, Inc. as more fully explained in Note 10. The amortization expense for the next five years will be $17,000 in each year.
License to Grass
As more fully explained in Note 9, the Company acquired IPA China and IPA BVI on October 21, 2008. IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called Giant King Grass that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals. The Company issued 30,576,007 shares to the licensor of the Giant King Grass valued at $507,000 on the date of acquisition. The grass license is being amortized over an estimated useful life of 20 years. In 2008, $4,000 was recorded as amortization expense. The amortization expense for the next five years will be $25,000 in each year.
Goodwill
As more fully explained in Note 9, the Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.
NOTE 8 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of December 31, 2008 and 2007, the Company owned 71.4% of the outstanding shares of DMFCC.
VIASPACE Security. As of December 31, 2008 and 2007, the Company owned 100% of the outstanding shares of VIASPACE Security.
Ionfinity. As of December 31, 2008 and 2007, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has one seat on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
VGE. As of December 31, 2008, the Company owned 59.3% of the outstanding shares of VGE.
Concentric Water. As of December 31, 2008 and 2007, the Company owned 100% of the membership interests of Concentric Water.
eCARmerce. As of December 31, 2007, the Company owned 73.9% of the outstanding shares of eCARmerce. During 2007, eCARmerce sold its patents and patent applications to Viatech Communication LLC for net proceeds of approximately $325,000, of which the Company received $240,000 based on its ownership interest in eCARmerce. The Company retained a worldwide, non-exclusive license under the patents. The sale of patents and patent applications represents the sale of all assets owned by eCARmerce. The Company dissolved eCARmerce on March 14, 2008.
NOTE 9— ACQUISITION OF IPA
On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with VGE and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, VGE acquired 100% of IPA and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed to pay approximately $16 million in a combination of cash, and newly-issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s license of certain fast growing grass technology to IPA China.

The acquisition will be completed through two closings. At the first closing on October 21, 2008 (“First Closing”), VGE issued 3,500,000 newly-issued shares to Chang and his designees. VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor. Chang delivered 70% of the outstanding common stock of IPA BVI. The second closing will be held within 240 days after the first closing (“Second Closing”). At the Second Closing scheduled for June 21, 2009, VIASPACE shall pay $4,800,000 million plus interest to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% thereafter. There is a loan of $4,800,000 to related party included in the accompanying consolidated balance sheet. VIASPACE shall also issue 1.8% of its then outstanding shares of common stock to Licensor. Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE. Chang will also cause IPA China to be a wholly-owned subsidiary of IPA BVI including obtaining all governmental approvals required for such transfer.
VIASPACE and VGE’s obligations to consummate the Second Closing is conditioned upon, among other things, the transfer of the equity of IPA China from Chang to IPA BVI and the execution of the assignment of the right to grow and harvest fast-growing proprietary grasses from Quanzhou Keyi Husbandry Breeding and Planting Co. from Licensor to IPA China.
VGE entered into four separate two-year employment agreements with each of Carl Kukkonen, Sung Chang, Stephen Muzi and Maclean Wang. Kukkonen would serve as Chief executive Officer, Chang as President, Muzi as Chief Financial Officer and Wang as Managing Director of Grass Development of IPA China. Kukkonen and Chang would receive a salary of $240,000 per annum, Muzi receives $180,000 per annum and Wang receives $84,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.
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
In the event that the Second Closing does not occur within 240 days after the First Closing, the Purchase Agreement and each Employment Agreement shall automatically terminate and all stock certificates delivered at First Closing shall be returned.
If the Second Closing does not occur within 240 days although most of VIASPACE’s closing conditions have been satisfied, then Chang may receive additional VGE shares or retain VIASPACE shares as follows: if the VGE stock is listed on a trading market, then VIASPACE shall transfer to Chang all the VGE shares. If the VGE stock is not listed on a trading market, then Chang shall retain the VIASPACE shares instead of returning them to the Company.
In the event that the Second Closing fails to occur, neither VIASPACE or its affiliates, or any of their directors or officers, shall engage in the grass business in China for a period of three years after the First Closing Date.
During the 75 day period after the First Closing, VGE shall engage an independent auditor acceptable to Chang to perform an audit of the financial records of IPA BVI and IPA China in accordance with federal securities laws. As of the First Closing, Chang warrants that IPA BVI and IPA China’s cash equivalents (which includes all cash plus accounts receivables less accounts payable) will be $3.0 million. Any difference between $3.0 million and the actual cash equivalents on the financial records of IPA BVI and IPA China as of the First Closing is a Cash Shortfall. Chang agrees to deposit the Cash Shortfall into IPA BVI’s bank account once the amount is determined. In December 2008, Chang deposited $1,580,000 in the bank account of IPA BVI related to this Cash Shortfall.
Within 150 days of the First Closing, VGE shall prepare and file with the SEC a registration statement covering the resale of all or such maximum portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations (“Registration Statement”) that are not then registered on an effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415. Alternatively, VGE shall register its common stock on a registration statement on Form 10. VGE shall use its best efforts to qualify its Common Stock for quotation on a trading market as soon as practicable, but in no event later than the 240th day after the closing of this Agreement or the 90th day after the effectiveness of the Registration Statement on Form S-1 registering some or all of VGE Common Stock or on Form 10.

Provided that the Second Closing has occurred, if VGE common stock is not listed on a trading market within 240 days after the First Closing, then VIASPACE will issue to Chang the number of shares of its common stock equivalent to $5,600,000. The stock price will be calculated as the average closing price of VIASPACE’s common stock during the 60 day period prior to and including the Second Closing Date. In exchange, Chang shall return all shares of VGE common stock it received pursuant to the Purchase Agreement to the Company.
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
The following table represents a summary of the net assets acquired in the acquisition of IPA along with a schedule detailing the goodwill and intangible assets recorded on October 21, 2008:

Cash	$9,000
Accounts receivable	1,011,000
Inventory	406,000
Related party, net	857,000
Other assets, net	34,000
Building, net	748,000
Land lease, net	519,000
Accounts payable	(565,000)
Other payables	(16,000)

Net assets acquired	3,003,000

Value paid for acquisition
Fair market value of stock issued for assets acquired	4,589,000
Loan to related party	4,800,000
Minority interest in VGE	6,443,000

Total	$15,832,000

Excess over net assets assigned to:
Grass license	$507,000
Goodwill	12,322,000
The acquisition of IPA occurred on October 21, 2008. The following table reflects the Company’s consolidated unaudited results of operations as if the acquisition occurred on January 1, 2008 and January 1, 2007 respectively:

	2008	2007
Revenues — as reported	$1,429,000	$253,000

Revenues — pro forma	$7,187,000	$4,688,000

Net Income — as reported	$(9,817,000)	$(8,909,000)

Net Income — pro forma	$(8,699,000)	$(8,215,000)

Earnings per share — basic and diluted — as reported	$(0.02)	$(0.03)

Earnings per share — basic and diluted — pro forma	$(0.01)	$(0.01)

NOTE 10— DISCONTINUED OPERATIONS
On December 22, 2008, the Company (the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knovitech, Inc., a Delaware corporation (the “Buyer”). Pursuant to the Purchase Agreement, the Company transferred certain assets described below in exchange for $479,000 (“Purchase Price”). $200,000 of the Purchase Price was already paid earlier by Buyer as a deposit. An additional $279,000 was paid by Buyer’s assumption of certain indebtedness of Seller as evidenced by that certain promissory note executed and delivered by Seller in the original principal amount of $250,000 plus accrued interest of $29,000 executed by Seller in favor of Rhino Steel Manufacturing Ltd. and subsequently acquired by SNK Capital Trust (“Rhino Note”).
The Company transferred assets consisting of trade and assumed names (except for the trade name “VIASPACE” and Direct Methanol Fuel Cell Corporation “DMFCC” and “Ionfinity”); customer lists and customer orders received after Closing; Seller’s licenses or other contractual arrangements for “SHINE”, an inference engine technology, and any related licenses from JPL/Caltech for use of SHINE; Seller’s intellectual property relating to the AIMS Perimeter Surveillance Radar solution (by DMT) (“AIMS Radar”) and also the deposit on the radar equipment; Seller’s intellectual property relating to: (i) ViaChange technology, (ii) U-Hunter technology; and (iii) MUDSS technology; certain equipment owned by Seller consisting of (i) desktop and laptop computers used by Seller’s consultants or employees and (ii) test and manufacturing equipment needed to carry on the business units acquired by the Buyer; all other intangible assets related to the assets set forth in subsections (a) through (h) listed above; all uniform resource locators (“URLs”) associated with the domain names of the Seller related, directly or indirectly, to the purchased assets as described in sub-sections (a) through (i) above, including, without limitation, any websites related to the Purchased Assets together with all content of such websites but excluding URLs and websites incorporating the trade name “VIASPACE”, or relating to DMFCC (as defined below);
Assets excluded from the transfer, included among other things: trademark, logo, trade name and corporate name, URLs, websites relating to and incorporating the name “VIASPACE”, and Direct Methanol Fuel Cell Corporation , and “DMFCC”; Seller’s Equipment including without limitation, furniture, fixtures, computers and tenant improvements and computer servers, not otherwise expressly included; the energy businesses, including without limitation the humidity sensor, battery tester, and battery businesses and also Seller’s member interest in Ionfinity LLC; Seller’s Accounts Receivable for products or services arising out of transactions prior to closing; and equity securities of, or any other rights, interests or privileges pertaining to any of Seller’s subsidiaries.
Seller granted Buyer an option to purchase the humidity sensor, battery tester, and battery businesses and Seller’s share in Ionfinity LLC for a cash purchase price of $400,000. This option expires on April 18, 2009. If VIASPACE receives an offer for one or more of these businesses during the option period, Buyer must either purchase the business unit at the higher of the offered price, or exercise the entire option for $400,000 within seven days of written notification by Seller. At Buyer’s request, the following are components of the $400,000- humidity sensor $175,000, battery tester $75,000, battery business $50,000, and Ionfinity $100,000. The option requires purchase of all these business units together. These prices do not reflect sales or offering prices for the individual business units.
The Company recorded a gain on sale of assets related to this Purchase Agreement of $452,000 which amount is included in discontinued operations on the Company’s consolidated statement of operations for 2008.
NOTE 11— STOCK OPTIONS AND WARRANTS
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

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 13,942,579 shares were available for future grant at December 31, 2008. During 2008, the Company granted 7,050,000 stock options to employees, board members and advisory board members to purchase common shares with exercise prices of between $0.0195 and $0.039 per share. During this same period, 10,436,000 stock options were cancelled as a result of employees, directors or consultants terminating service with the Company or upon mutual agreement.
During 2008, the Company issued 72,248,650 shares of common stock under the Plan to employees, directors and consultants for services provided to the Company. The common stock issued in respect to 44,248,650 shares had no restrictions or holding period required. The common stock issued in respect to 28,000,000 shares issued to Dr. Kukkonen, Mr. Abdallat, Mr. Muzi and Mr. Calacci had a one-year restriction on them expiring August 24, 2009, as discussed in Note 3. The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $274,000 for 2008.
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
The Company elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS No. 123(R).
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company has calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors , consultants and advisory board members during 2008 and 2007, the fair value was estimated at the date of grant using the following range of assumptions:

	December 31,	December 31,
	2008	2007
Risk free interest rate	3.28% – 3.42%	3.80% – 5.12%
Dividends	0%	0%
Volatility factor	118.81% – 122.90%	116.45% – 125.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0% – 16.3%	0% – 6%

Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	10,407,000	$0.08
Granted	7,050,000	0.03
Exercised	—	—
Reclassified to consultant options	(1,447,000)	0.08
Forfeited	(7,880,000)	0.08

Outstanding at December 31, 2008	8,130,000	$0.04	8.6	$—

Exercisable at December 31, 2008	879,000	$0.05	8.6	$—

Effective March 1, 2008, certain employees of the Company were terminated and were hired by a subcontractor of the Company. Since these former employees continue to provide consulting services to the Company while employed by the subcontractor, the stock options previously granted to these employees will continue to vest. However, since these individuals are no longer employees of the Company, the stock option type changed from being an incentive stock option to being a non-qualifying stock option. As such, as of December 31, 2008, stock options totaling 1,447,000 shares have been reclassified from the “Employee and Director Option Grants” table to the “Consultant Option Grants” table that follows.
The weighted-average grant date fair value of stock options granted to employees and directors for 2008 was $0.029 per share. The Company recorded $1,466,000 of compensation expense for employee and director stock options during 2008. At December 31, 2008, there was a total of $271,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one-quarter years. At December 31, 2008, the fair value of options vested for employees and directors was $10,000. There were no options exercised during 2008.
The following table summarizes activity for employees and directors in the Company’s Plan for 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	7,613,500	$1.12
Granted	2,948,500	0.08
Exercised	—	—
Forfeited	(155,000)	1.55

Outstanding at December 31, 2007	10,407,000	$0.08	9.4	$—

Exercisable at December 31, 2007	2,790,625	$0.08	8.9	$—

The weighted-average grant date fair value of stock options granted to employees and directors for 2007 was $0.49 per share. The Company recorded $2,061,000 of compensation expense for employee and director stock options during the year ended December 31, 2007. At December 31, 2007, there was a total of $4,711,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years. At December 31, 2007, the fair value of options vested for employees and directors was $145,000. There were no options exercised during 2007.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	1,109,000	$0.28
Granted	—	—
Exercised	—	—
Reclassified from employee options	1,447,000	0.08
Forfeited	(2,556,000)	0.16

Outstanding at December 31, 2008	—	$—	—	$—

Exercisable at December 31, 2008	—	$—	—	$—

There were no stock options granted to consultants during 2008. The Company recorded $8,000 of compensation expense for consultant stock options during 2008. At December 31, 2008, there were no unrecognized compensation costs remaining related to non-vested share-based compensation arrangements under the Plan. There were no options exercised during 2008.
The following table summarizes activity for consultants in the Company’s Plan for 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	220,000	$0.86
Granted	889,000	0.23
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	1,109,000	$0.28	6.9	$—

Exercisable at December 31, 2007	684,750	$0.33	6.9	$—

The weighted-average grant date fair value of stock options granted to consultants for 2007 was $0.40 per share. The Company recorded $153,000 of compensation expense for consultant stock options during 2007. At December 31, 2007, there was a total of $13,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately 1 year. At December 31, 2007, the fair value of options vested for consultants was $35,000. There were no options exercised during 2007.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of December 31, 2008, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During 2008, DMFCC issued no stock options. DMFCC uses the Black-Scholes option pricing model to calculate the fair market value of each option granted. The Black-Scholes option pricing model includes assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. For stock options that are issued, the fair value of each option grant is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

The following table summarizes activity in the DMFCC Option Plan for 2008:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2007	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	1,396,000	$.02	5.7	$45,000

Exercisable at December 31, 2008	1,386,000	$.02	5.7	$45,000

DMFCC recorded no compensation expense for employee, director and consultant stock options for 2008. At December 31, 2008, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. There were no options exercised during 2008.
The following table summarizes activity in the DMFCC Option Plan for 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2006	1,581,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(185,000)	.05

Outstanding at December 31, 2007	1,396,000	$.02	6.9	$185,000

Exercisable at December 31, 2007	1,328,438	$.02	6.9	$178,000

DMFCC recorded $1,500 of compensation expense for employee, director and consultant stock options for 2007. At December 31, 2007, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. There were no options exercised during 2007. During 2007, two holders of 135,000 stock options in DMFCC cancelled their rights in DMFCC stock options in exchange for the issuance of 118,800 shares of VIASPACE common stock.
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
On April 24, 2008, YA Global served a complaint (the “Complaint”) against the Company claiming it is entitled to additional warrants at a price lower than the revised exercise price of the warrants that was established on March 7, 2007. The Company’s position was that the subsequent sales of common stock entered into by the Company were non-qualified sales and thus YA Global was not entitled to a reset in the number of warrants or the exercise price of the warrants.
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
Pursuant to the Agreement, the Company issued YA Global 22,500,000 restricted shares of Company common stock (“Shares”). As a condition to the Agreement, YA Global has a right to pursue the removal of the restrictive legend on the Shares by several means including (i) a Fairness Hearing pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended in New Jersey; (ii) an SEC Rule 144 legal opinion; or (iii) a registration statement. The Agreement further provides, that in certain, limited circumstances arising from defined events of default, the Company may be required to issue additional shares (not to exceed 22,500,000 shares) to YA Global if the default is not cured within the prescribed time period. On October 24, 2008, a Fairness Hearing was held which allowed YA Global the right to remove the restrictive legend of 22,500,000 shares. The restricted shares issued to YA Global had a fair market value on the date of grant of $630,000 which amount was recorded to litigation settlement expense in the Company’s accompanying consolidated statement of operations. After this Agreement, the Company has no other business relationship with YA Global.

Other Warrants
The Company has issued warrants to purchase 400,000 common shares of the Company to a consultant for exercise prices ranging from $0.06 to $0.12 per share.
Summary of Warrants
As of December 31, 2008 and 2007, respectively, the following is a table of warrants outstanding:

	2008	2007

YA Global No. 1	—	1,488,625
YA Global No. 2	—	2,000,000
YA Global No. 3	—	885,000
YA Global No. 4	—	790,000
YA Global No. 5	—	600,000
Gilford No. 1	200,000	200,000
Gilford No. 2	160,000	160,000
Gilford No. 3	264,000	264,000
Others	400,000	—

	1,024,000	6,387,625

NOTE 12 — LOANS AND LONG-TERM DEBT
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
The maturity date of the Note was extended until July 10, 2009 after agreement by both parties. On May 30, 2008, SNK Capital Trust (“SNK”), a Bahamas company, purchased the Note. All terms and conditions remained the same. On December 21, 2008, as part of a sale of certain assets to Knovitech, Inc. as explained more fully in Note 10, the Note and all accrued interest expense was forgiven. This amount was included in the gain on sale of assets of $452,000 which amount is included in other income on the Company’s consolidated statement of operations for the year ended December 31, 2008.
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
Summary of Loans and Long-Term Debt
Loans and Long-term debt is comprised of the following at December 31, 2008 and 2007, respectively:

	2008	2007
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$9,000	$21,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	35,000	50,000
SNK Capital Trust Note	—	250,000
LJC Loans	—	250,000

Total Long-term Debt	44,000	571,000
Less Current Portion of Long-term Debt and Loans	44,000	280,000

Net Long-term Debt	$—	$291,000

NOTE 13— STOCKHOLDERS’ EQUITY
Preferred Stock
As of December 31, 2008 and 2007, respectively, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares. The par value of the preferred stock is $0.001. There were zero shares outstanding of preferred stock as of December 31, 2008 and 2007, respectively.

Common Stock
As of December 31, 2008 and 2007, respectively, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
There were 316,452,598 shares of common stock outstanding as of December 31, 2007. During 2008, the Company issued 187,944,780 shares of common stock under the Plan to employees, directors, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded based on fair market value on the date of grant. In addition, 5,763,625 shares were issued to YA Global related to their exercise of warrants. During 2008, the Company issued 3,822,556 shares to La Jolla representing fair market value of $175,000 which was used to repay the La Jolla Note. In addition, the Company issued 1,106,194 shares to a private investor for gross proceeds of $50,000. The Company issued 21,276,595 shares to the Company representing shares that were to be sold for the Company’s benefit under an existing Form S-3 Registration Statement. These shares are classified as treasury stock in the accompanying balance sheet. The Form S-3 Shelf Registration Statement expired on March 31, 2008, and 20,951,645 of these shares issued to the Company were returned to the Company and voided on August 11, 2008. On September 10, 2008, the Company issued to YA Global 22,500,000 restricted shares of the Company’s common stock as discussed in Note 11. On October 21, 2008, in conjunction with the acquisition of Inter-Pacific Arts as discussed in Note 9, 276,422,160 shares of common stock were issued. As of December 31, 2008, there were 814,336,863 shares of common stock outstanding.
NOTE 14— INCOME TAX
United States Income Taxes
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued zero for interest and penalties at December 31, 2008. As of the date of these financial statements, the 2006, 2005, and 2004 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for 2008 or 2007 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
At December 31, 2008, the Company had net Federal and State net operating loss carry forwards of approximately $16,243,000 and $16,151,000, respectively, as compared to $8,798,000 and $8,719,000 net Federal and State net operating loss carry forwards, respectively, at December 31, 2007. The net operating loss carry forwards may be applied against future taxable income and expire through 2028. The utilization of net operating loss carry forwards may be limited if changes occur in the Company’s ownership under the provisions of the Internal Revenue Code and similar state provisions.
The Company is required to pay certain minimum franchise taxes based on the Company’s State of incorporation. These franchise taxes are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations and were $4,000 and $5,000 in 2008 and 2007, respectively.

The amount of any ultimate realization of the benefits from the net operating loss carry forwards for income tax purposes is dependent in part upon the tax laws in effect, the future earnings of the Company and other events. In accordance with SFAS No. 109, due to uncertainty regarding the realization of net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore no deferred tax asset has been recognized for the loss carry forwards. A reconciliation of the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 2008 and 2007 follows:

	2008	2007
Statutory Federal income tax rate	34%	34%
State income taxes (net of Federal benefit)	5%	3%
Permanent differences	(3%)	(13%)
Valuation allowance	(36%)	(24%)

Effective income tax rate	0%	0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007:

	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$6,615,000	$3,775,000
Stock compensation expense	2,529,000	1,523,000
Amortization expense	180,000	169,000
Other	8,000	28,000
Less: Valuation Allowance	(8,679,000)	(5,111,000)

Total deferred tax assets	653,000	384,000

Deferred Tax Liability:
State taxes	(653,000)	(384,000)

Total deferred tax liability	(653,000)	(384,000)

Net deferred tax assets	$—	$—

PRC Income Taxes
IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.
The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for 2008 and 2007:

	2008	2007

U.S. statutory rates	34%	34%
Tax rate difference	(9%)	(10%)
Effect of tax holiday	(12.5%)	(12%)
Other	33.5%	(11%)

Total	46%	1%

Income tax receivables, net at December 31, 2008 and 2007, respectively are included in Other Current Assets on the accompanying balance sheets as they have a net debit balance. Income tax receivables consist of the following at December 31, 2008 and 2007, respectively:

	2008	2007

Value added tax receivable	$76,000	$41,000
Income tax receivable (payable)	—	(3,000)

Total	$76,000	$38,000

British Virgin Islands (“BVI”) Income Taxes
IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes. Companies in the United States that receive money from IPA BVI are responsible for paying United States income taxes on the money received. IPA BVI does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

Note 15 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers employees of VIASPACE, DMFCC and VIASPACE Security. The 401(k) Plan allows employees to make employee contributions up to Internal Revenue Service limits. The Company does not offer an employer match of contributions at this time.
Note 16— OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the year ended December 31, 2008, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
In public filings prior to the Form 10-Q filed for the period ended June 30, 2008, the Company reported four segments of operations. Effective with the filing of the Form 10-Q for the period ended June 30, 2008, the Company reorganized its reportable segments into two reportable segments which operated in two distinct market areas. The Company’s reportable segments at that time were Energy and Security. The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment. The operations of VIASPACE Security, Ionfinity and VIASPACE Corporate’s security related business are included in the Security segment.
Effective with the acquisition of IPA by VGE on October 21, 2008, the Company has added two additional reportable segments. One is the framed-artwork segment which specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores. In addition, there is a grass business segment, which plans to grow, harvest and sell Giant King Grass as a livestock feed as well as a future feedstock for biofuel production.
Energy Segment:
(i)	DMFCC: DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are replacements for traditional batteries and are expected to gain a substantial market share because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge. Direct methanol fuel cell-based products are being developed for laptop computers, cell phones, music players and other applications by major manufacturers of portable electronics in Japan and Korea.
(ii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
Security Segment:
(i)	VIASPACE Security: VIASPACE Security is developing products and services based on inference and sensor data fusion technology. Sensor fusion combines data, observations, and inferences derived from multiple sources and sensors to generate reliable decision-support information in critical applications where solution speed and confidence is of the utmost importance. In addition, VIASPACE Security is pursuing sales of a perimeter surveillance radar solution based on a low power Doppler radar designed for commercial perimeter security applications. This radar solution is specifically optimized and ideal for monitoring activity surrounding or around critical infrastructure areas such as airports, seaports, military installations, national borders, refineries and other critical industry.
(ii)	Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.
(iii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including protection of critical infrastructure assets including energy facilities, port security and airports. VIASPACE Corporate is also developing products and services based on inference and sensor data fusion technology.

Framed-Artwork Segment:
(i)	VGE: Through IPA, VGE specializes in manufacturing in the PRC high-quality, copyrighted, framed artwork which is sold to retail stores in the U.S.
Grass Segment:
(i)	VGE: VGE is growing, harvesting and plans to sell Giant King Grass as a livestock feed as well as a future feedstock for biofuel production.
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
Information on reportable segments for 2008 and 2007 is shown below:

	2008	2007

Revenues:
Energy	$269,000	$130,000
Security	294,000	123,000
Framed-Artwork	866,000	—
Grass	—	—

Total Revenue	$1,429,000	$253,000

Income (Loss) From Operations:
Energy	$(1,524,000)	$(1,898,000)
Security	46,000	(7,000)
Framed-Artwork	284,000	—
Grass	(182,000)	—

Loss From Operations by Reportable Segments	(1,376,000)	(1,905,000)
Corporate Administrative Costs	(4,798,000)	(1,692,000)
Corporate Stock Compensation and Warrant Expense	(2,883,000)	(2,681,000)

Loss From Operations	$(9,057,000)	$(6,278,000)

	2008	2007

Assets:
Energy	$202,000	$316,000
Security	134,000	266,000
Framed-Artwork	5,179,000	—
Grass	193,000	—
VIASPACE Corporate	13,662,000	801,000

Total Assets	$19,370,000	$1,383,000

For 2008, the Company had one customer which made up 57% of the total revenues recognized by the Company during that period.

NOTE 17— NET LOSS PER SHARE
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
The following table sets forth common stock equivalents (potential common stock) for 2008 and 2007 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2008	2007

Stock Options	8,130,000	11,516,000
Warrants	1,024,000	6,387,625
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2008 and 2007, respectively:

	2008	2007

Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(9,817,000)	$(8,909,000)

Denominator:
Weighted average shares of common stock outstanding	507,428,372	303,670,085

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.03)

NOTE 18 — RELATED PARTIES
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Related Party Receivables
Mr. Sung Chang is the prior owner of IPA China and IPA BVI and owes $209,000 to IPA BVI at December 31, 2008. JJ International (“JJ”) is a company owned by Sung Chang that operates separately and also does business with IPA China. JJ owes IPA BVI $657,000 at December 31, 2008. IPA China recorded revenues of $40,000 from the date of acquisition through the end of 2008 from JJ. An employee of IPA China owes $55,000 to VGE at December 31, 2008. Total related party receivables are $921,000 at December 31, 2008.
Related Party Payables
At December 31, 2008 and 2007, respectively, the Company has included as a related party payable $173,000 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. At December 31, 2008, the Company owes $142,000 to Dr. Kukkonen, Mr. Abdallat, Mr. Muzi and another employee for earned salary in 2008 that has not been paid and is included in related party payables at December 31, 2008.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. As of December 31, 2008 and 2007, $11,000 and zero, respectively, is owed to Mr. Denda.

IPA China owes $75,000 to a related party related to framed-artwork production. IPA China also owes $21,000 to a company related to an employee of IPA China.
One minority owner of Ionfinity who is also a director is an employee of Ionfinity as services as the principal investigator on a U.S. Army and U.S. Navy Phase II contract. A second minority owner and director has a 47.9% membership interest in Ionfinity and works on the Phase II contract that Ionfinity has with the U.S. Army. As of December 31, 2008 and 2007, zero and $1,000, respectively, is included as a related party payable in the accompanying consolidated balance sheet.
Total related party payables are $422,000 at December 31, 2008.
Employment Agreements
On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and of DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expires on October 15, 2009 and will be automatically renewed for one year periods unless either party gives a termination notice not later than 90 days prior to the end of the term of the employment agreement.
Note 19— COMMITMENTS AND CONTINGENCIES
Employment Agreements
VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.
In October 2004, DMFCC entered into an employment agreement with Dr. Carl Kukkonen, Chief Executive Officer of the Company and DMFCC. Under the agreement, Dr. Kukkonen is entitled to receive an annual base salary of $225,000 and a performance-based bonus of up to 25% of his base salary for the first three years of employment. In the event DMFCC terminates Dr. Kukkonen’s employment without cause, the agreement provides for severance payments to Dr. Kukkonen equal to $112,500. This agreement expired on October 15, 2008.
Royalty Commitments
All of the Company’s previously disclosed software license agreements with Caltech were sold to Knovitech, Inc. on December 21, 2008, as explained more fully in Note 10. The Company does not have any further royalty commitments on these Caltech licenses at December 31, 2008.

Leases
On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease are as follows at December 31, 2008:

Years Ended
Fiscal Year	December 31,
2009	$96,000
2010	96,000
2011	56,000

Total minimum lease payments	$248,000

The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Rent expense charged to operations for 2008 and 2007 was $78,000 and $126,000, respectively.
Operations in the PRC
IPA China’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.
The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.
Litigation
The Company is not party to any legal proceedings at the present time.
Note 20— FINANCIAL ACCOUNTING DEVELOPMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a significant impact on our financial position, cash flows, and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States GAAP. SFAS 162 will not have an impact on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.
Note 21— GOING CONCERN
As reflected in the accompanying consolidated financial statements, the Company has a net loss, negative cash flows from operations and a stockholders’ deficit which raises doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2010. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company is unable to continue in existence. Management is addressing this situation by focusing on three current business areas including the grass business, framed-artwork business and fuel cell business. On October 31, 2008, the Company laid off certain of its staff to reduce operating expenses. During 2009, the Company is focusing on completing the second closing of the IPA transaction. If accomplished, the Company should have positive cash flow from operations with no need for additional outside financing.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.57	STTR Phase II Contract between Ionfinity and the U.S. Navy for Miniature Electronic Sniffer for Navy Vertical Take off Unmanned Aerial Vehicles (VTUAVs) effective October 23, 2008.

21	List of subsidiaries of Company.

23.1	Consent of Goldman Parks Kurland Mohidin LLP dated March 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.