Form 10-Q
period 2009-03-31
VIASPACE Inc.
filed 2009-05-15
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
Commission File Number 333-110680
VIASPACE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
171 North Altadena Drive, Suite 101, Pasadena, CA 91107
(Address of principal executive offices)
(626) 768-3360
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 870,833,536 shares of $0.001 par value common stock issued and outstanding as of May 8, 2009.

VIASPACE INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,760,000	$2,666,000
Accounts receivable	445,000	279,000
Inventory	424,000	377,000
Prepaid expenses	524,000	797,000
Related party receivable	1,152,000	921,000
Other current assets	14,000	6,000

TOTAL CURRENT ASSETS	4,319,000	5,046,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	768,000	793,000

OTHER ASSETS:
Land use right, net of accumulated amortization	534,000	514,000
Intellectual property, net of accumulated amortization	175,000	179,000
Grass license, net of accumulated amortization	497,000	503,000
Goodwill	12,322,000	12,322,000
Other assets	15,000	13,000

TOTAL OTHER ASSETS	13,543,000	13,531,000

TOTAL ASSETS	$18,630,000	$19,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$495,000	$778,000
Accrued expenses	289,000	161,000
Current portion of long-term debt	44,000	44,000
Loan from related party	4,800,000	4,800,000
Related party payable	355,000	422,000

TOTAL CURRENT LIABILITIES	5,983,000	6,205,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 846,931,013 and 814,336,863 issued and outstanding in 2009 and 2008, respectively	847,000	814,000
Additional paid in capital	35,516,000	35,168,000
Accumulated other comprehensive loss	—	—
Accumulated deficit	(30,655,000)	(29,804,000)

Total stockholders’ equity	5,708,000	6,178,000
Noncontrolling interest	6,939,000	6,987,000

Total equity	12,647,000	13,165,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,630,000	$19,370,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009		2008
REVENUES
Government contracts		$174,000	$9,000
Commercial contracts		72,000	114,000
Framed artwork sales		591,000	—

Total revenues		837,000	123,000

COST OF REVENUES		536,000	60,000

GROSS PROFIT		301,000	63,000

OPERATING EXPENSES
Research and development		9,000	439,000
Selling, general and administrative expenses		1,066,000	1,607,000

Total operating expenses		1,075,000	2,046,000

LOSS FROM OPERATIONS		(774,000)	(1,983,000)

OTHER INCOME (EXPENSE)
Interest income		—	5,000
Interest expense		(130,000)	(13,000)
Other income		8,000	20,000
Other expense		(3,000)	—

Total other income (expense)		(125,000)	12,000

LOSS BEFORE DISCONTINUED OPERATIONS, NONCONTROLLING INTEREST AND INCOME TAXES		(899,000)	(1,971,000)

Discontinued operations		—	(357,000)
Net loss contributed to noncontrolling interest		48,000	2,000

NET LOSS		$(851,000)	$(2,326,000)

LOSS PER SHARE OF COMMON STOCK BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST
—Basic and diluted	$	*	$(0.01)
Discontinued operations		*	*
Minority interest in consolidated subsidiaries		*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$	*	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		829,974,527	344,175,718

*	Less than $0.005 per common share.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(851,000)	$(2,326,000)

Other Comprehensive Income:
Unrealized holding gain (loss) on securities	—	8,000

Net unrealized holding gain (loss) on securities	—	8,000

COMPREHENSIVE LOSS	$(851,000)	$(2,318,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total

BALANCE, DECEMBER 31, 2008	814,336,863	$814,000	$35,168,000	$—	$—	$(29,804,000)	$6,178,000

Net loss						(851,000)	(851,000)
Stock compensation expense related to stock options			41,000				41,000
Shares issued to consultants, vendors, employees and directors for services	32,594,150	33,000	307,000				340,000

BALANCE, MARCH 31, 2009	846,931,013	$847,000	$35,516,000	$—	$—	$(30,655,000)	$5,708,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(851,000)	$(2,326,000)
Adjustments to reconcile net loss used in operating activities:
Depreciation	11,000	18,000
Amortization of intangible assets	16,000	6,000
Stock option compensation expense	41,000	532,000
Stock compensation expense related to stock issued	531,000	261,000
Operating expenses paid in stock issued	58,000	881,000
Noncontrolling interest	(48,000)	(2,000)
(Increase) decrease in:
Accounts receivable	(111,000)	(18,000)
Inventory	(47,000)	(4,000)
Prepaid expenses and other current assets	14,000	23,000
Increase (decrease) in:
Accounts payable	(283,000)	(58,000)
Unearned revenue	(13,000)	—
Accrued expenses and other	156,000	(107,000)
Related party, net	(353,000)	(1,000)

Net cash used in operating activities	(879,000)	(795,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(2,000)	(2,000)
Investment in land lease	(25,000)	—

Net cash used in investing activities	(27,000)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	—	300,000
Payments on long-term debt	—	(7,000)
Proceeds from sale of common stock	—	66,000
Repayments of loans	—	(150,000)
Proceeds from exercise of warrants	—	259,000

Net cash provided by financing activities	—	468,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(906,000)	(329,000)
CASH AND CASH EQUIVALENTS, Beginning of period	2,666,000	608,000

CASH AND CASH EQUIVALENTS, End of period	$1,760,000	$279,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$13,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Activities for 2008:
•	During the three months ended March 31, 2008, the Company issued 93,794,766 shares of the Company’s common stock for services valued on the date of issuance at $4,954,000. This amount was recorded as prepaid expenses.
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach and a framed artwork manufacturing company. We grow a proprietary, fast-growing grass (initially in China) for low carbon liquid biofuels for transportation; as a green substitute for all or a portion of the coal in electricity generating power plants, and as animal feed. VIASPACE also produces disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We also have a subsidiary that manufactures quality framed artwork sold to retailers in the U.S. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) has licensed these patents from Caltech. On October 21, 2008, the Company through its VIASPACE Green Energy, Inc. (“VGE”) subsidiary, acquired Inter-Pacific Arts, Inc. (“IPA”), a company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and IPA sells the framed art to large retailers in the United States. IPA also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
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
Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the March 31, 2008 consolidated financial statements, in order to conform to the March 31, 2009 consolidated financial statement presentation.
Noncontrolling Interest — Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

Noncontrolling interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE that is not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet. At March 31, 2009 and December 31, 2008, the Company has recorded $500,000 as NCI representing an investment in DMFCC by a minority shareholder. At March 31, 2009 and December 31, 2008, the Company recorded $6,439,000 (unaudited) and $6,487,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.
Principles of Consolidation — The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies include VGE, Direct Methanol Fuel Cell Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”), VIASPACE Security, Inc. (“VIASPACE Security”) and Concentric Water Technology LLC (“Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company has adopted SFAS No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
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
Inventory — Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. The following is a summary of inventory by business line (unaudited) at March 31, 2009:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$350,000	$5,000	$355,000
Humidity sensor and battery tester	24,000	5,000	29,000
Grass	40,000	0	40,000

Total	$414,000	$10,000	$424,000

The following is a summary of inventory by business line at December 31, 2008:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$286,000	$16,000	$302,000
Humidity sensor and battery tester	30,000	5,000	35,000
Grass	40,000	0	40,000

Total	$356,000	$21,000	$377,000

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
Land Use Right — All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired rights for the land occupied by its manufacturing facility during 2005 for RMB 5,000,000 or approximately $605,000. The land lease is for 30 years. Accordingly, the land use right is being amortized on the straight-line method over 30 years. In 2009, VGE leased another piece of land in the PRC for 20 years at a cost of RMB 172,080 or approximately $25,000 every three years.
Intangible Assets — The Company’s intangible assets consist of, among other things, (1) licenses to patents that are amortized over periods through the expiration date of the patents (up to twenty years); (2) software application code that is amortized over three years; and (3) software licenses with an estimated useful life of five years. All intangible assets are subject to impairment tests on an annual or periodic basis. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
Income Taxes — The Company utilizes FAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2008 and 2009. For 2008, IPA China was eligible for a reduced income tax at 50% of the normal income tax rate. Beginning January 1, 2009, IPA China will be subjected to the normal income tax rate. IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

Revenue Recognition — Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
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
Framed art sales. In accordance with SAB No. 104, IPA BVI and IPA China recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are free on board shipping point. Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. Revenue is recorded net of VAT taxes.
Cost of Goods Sold — Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.
Foreign Currency Translation and Comprehensive Income (Loss) — IPA China’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. The sales of IPA BVI are in USD.
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
Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at March 31, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

U.S. Government customers	$76,000	$32,000
Commercial customers	18,000	—
Framed artwork customers	351,000	247,000

Total accounts receivable	445,000	279,000
Less: Allowance for doubtful accounts	—	—

Accounts receivable, net	$445,000	$279,000

NOTE 3 — PREPAID EXPENSES
During 2008, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 and an existing registration statement on Form S-8 in exchange for future services to be provided to the Company. As of March 31, 2009 and December 31, 2008, the remaining value of these agreements was $129,000 (unaudited) and $187,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheet.
On August 25, 2008, the Board of Directors of the Company awarded nine million shares each to Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, COO; and Mr. Stephen Muzi, CFO; as additional compensation for services rendered to the Company. In addition, one million shares were awarded to Mr. Rick Calacci, Director, for services rendered to the Company. All of these shares have a one-year restriction attached to them that expires August 24, 2009. The value of the shares on the date of grant was $775,500 which is being expensed monthly through August 24, 2009. As of March 31, 2009 and December 31, 2008, the unamortized value of these common shares was $310,000 (unaudited) and $501,000, respectively, and is included in prepaid expenses in the accompanying consolidated balance sheets.
Other prepaid expenses were $85,000 (unaudited) and $109,000 at March 31, 2009 and December 31, 2008, respectively.
NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at March 31, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Computer equipment and office equipment	$261,000	$369,000
Machinery and equipment	200,000	206,000
Building	605,000	606,000
Vehicles	144,000	144,000
Leasehold improvements	26,000	26,000

Total property and equipment	1,236,000	1,351,000
Less: Accumulated depreciation	468,000	558,000

Fixed assets, net	$768,000	$793,000

NOTE 5 — LAND USE RIGHT
Land use right is composed of the following at March 31, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Land use right	$630,000	$605,000
Less: Accumulated amortization	96,000	91,000

Land use right, net	$534,000	$514,000

The amortization expense for the next five years will be: 2010 — $29,000; 2011 — $29,000; 2012 - $28,000; 2013 — $20,000; and 2014 — $20,000.
NOTE 6 — INTANGIBLE ASSETS
Intellectual Property
Intangible asset balances related to intellectual property are comprised of the following at March 31, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

License to patent	$380,000	$380,000
Less: Accumulated amortization	205,000	201,000

Intellectual property, net	$175,000	$179,000

The amortization expense for the next five years will be $17,000 in each year.
Grass License
As more fully explained in Note 8, the Company acquired IPA China and IPA BVI on October 21, 2008. IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called Giant King Grass that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals. The Company issued 30,576,007 of its common shares to the licensor of the Giant King Grass valued at $507,000 on the date of acquisition. The grass license is amortized over an estimated useful life of 20 years. For the three months ended March 31, 2009, $6,000 was recorded as amortization expense. The ending balance of license to grass, net was $497,000 and $503,000 at March 31, 2009 and December 31, 2008, respectively. The amortization expense for the next five years will be $25,000 in each year.
Goodwill
As more fully explained in Note 8, the Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.
NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of March 31, 2009 and December 31, 2008, the Company owned 71.4% of the outstanding shares of DMFCC.
VGE. As of March 31, 2009 and December 31, 2008, the Company owned 59.7% of the outstanding shares of VGE.

Ionfinity. As of March 31, 2009 and December 31, 2008, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
VIASPACE Security. As of March 31, 2009 and December 31, 2008, the Company owned 100% of the outstanding shares of VIASPACE Security. This subsidiary is currently inactive as the assets of VIASPACE Security were sold to a third party on December 22, 2008.
Concentric Water. As of March 31, 2009 and December 31, 2008, the Company owned 100% of the membership interests of Concentric Water. This subsidiary is currently inactive.
NOTE 8 — ACQUISITION OF IPA
On October 21, 2008, the majority shareholder of IPA BVI and IPA China, Sung Hsien Chang, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with VGE and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, VGE acquired 100% of IPA and the entire equity interest of IPA China from Chang. In exchange, VIASPACE agreed paid approximately $16 million in a combination of cash, and newly-issued shares of VIASPACE and VGE stock. In addition, VIASPACE issued shares of its common stock to Licensor for Licensor’s license of certain fast growing grass technology to IPA China.
The acquisition will be completed through two closings. At the first closing on October 21, 2008 (“First Closing”), VGE issued 3,500,000 newly-issued shares to Chang and his designees. VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor. Chang delivered 70% of the outstanding common stock of IPA BVI. The second closing is intended to be held within 240 days after the first closing (“Second Closing”). At the Second Closing scheduled for June 21, 2009, VIASPACE shall pay $4,800,000 million plus interest to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% thereafter. There is a loan of $4,800,000 to related party included in the accompanying consolidated balance sheet. VIASPACE shall also issue 1.8% of its then outstanding shares of common stock to Licensor. Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE. Chang will also cause IPA China to be a wholly-owned subsidiary of IPA BVI including obtaining all governmental approvals required for such transfer.
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

In the event that the Second Closing does not occur within 240 days after the First Closing, the Purchase Agreement and each employment agreement referred to above shall automatically terminate. In addition, all stock certificates delivered at First Closing shall be returned.
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
As of the First Closing, Chang warranted that IPA BVI and IPA China’s cash equivalents (which includes all cash plus accounts receivables less accounts payable) will be $3 million. Any difference between $3 million and the actual cash equivalents on the financial records of IPA BVI and IPA China as of the First Closing is a Cash Shortfall. Chang agrees to deposit the Cash Shortfall into IPA BVI’s bank account once the amount is determined. In December 2008, Chang deposited $1,580,000 in the bank account of IPA BVI related to this Cash Shortfall.
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
Provided that the Second Closing has occurred, if VGE common stock is not listed on a trading market within 240 days after the First Closing, then VIASPACE will issue to Chang the number of shares of its common stock equivalent to $5,600,000. The stock price will be calculated as the average closing price of VIASPACE’s common stock during the 60 day period prior to and including the Second Closing Date. In exchange, Chang shall return all shares of VGE common stock it received pursuant to the Purchase Agreement to the Company
Licensor and Chang each represents and covenants that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date. Any agreement regarding such land use rights shall grant the land use rights to IPA China, but shall be assignable to VGE at VGE’s option. The term of such agreement, including possible renewals, shall be at least 10 years.
The value paid for the acquisition was $15,832,000 composed of: fair market value of stock issued for assets acquired — $4,589,000; loan to related party — $4,800,000; and minority interest in VGE - $6,443,000. The net assets acquired totaled $3,003,000. The excess of value paid for the acquisition in excess of net assets acquired was assigned to: grass license — $507,000 and goodwill — $12,322,000.
The acquisition of IPA occurred on October 21, 2008. The following table reflects the Company’s consolidated unaudited results of operations for the three months ended March 31, 2008, as if the acquisition occurred on January 1, 2008:

March 31,
2008
(Unaudited)
Revenues — as reported	$123,000

Revenues — pro forma	$670,000

Net Income — as reported	$(2,326,000)

Net Income — pro forma	$(2,345,000)

Earnings per share — basic and diluted — as reported	$(0.01)

Earnings per share — basic and diluted — pro forma	$(0.01)

*	Less than $0.005 per common share.

NOTE 9 — DISCONTINUED OPERATIONS
On December 22, 2008, the Company (the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knovitech, Inc., a Delaware corporation (the “Buyer”). Pursuant to the Purchase Agreement, the Company transferred certain assets described below in exchange for $479,000 (“Purchase Price”). $200,000 of the Purchase Price was already paid Buyer as a deposit. An additional $279,000 was paid by Buyer’s assumption of certain indebtedness of Seller as evidenced by that certain promissory note executed and delivered by Seller in the original principal amount of $250,000 plus accrued interest of $29,000 executed by Seller in favor of Rhino Steel Manufacturing Ltd. and subsequently acquired by SNK Capital Trust (“Rhino Note”).
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
The Company recorded a gain on sale of assets related to this Purchase Agreement of $452,000 in the fourth quarter of 2008. Discontinued operations of $357,000 for the three months ended March 31, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations.
NOTE 10 — STOCK OPTIONS AND WARRANTS
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan originally provided for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. On February 14, 2008, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan to 99,000,000 shares. In addition, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares under the Plan are to be increased so that the maximum aggregate number of shares is equivalent to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31. On July 12, 2006, the Company filed a Form S-8 Registration Statement with the SEC registering 28,000,000 shares of the Company’s common stock. On April 30, 2008, the Company filed a Form S-8 Registration Statement registering 71,000,000 shares of the Company’s common stock. On February 4, 2009, the Company filed a Form S-8 Registration Statement registering 146,500,000 shares of the Company’s common stock.

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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors vest generally over four years. An aggregate of 146,593,000 shares were available for future grant at March 31, 2009. During the three months ended March 31, 2009, the Company granted 3,000,000 stock options to board members to purchase common shares with exercise prices of $0.0094 per share. During this same period, 2,484,000 stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.
For the three months ended March 31, 2009, the Company issued 13,644,247 shares of common stock under the Plan to employees, directors and consultants for services provided to the Company. The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $144,000 for the three months ended March 31, 2009.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors , consultants and advisory board members during the period ended March 31, 2009 and 2008, the fair value was estimated at the date of grant using the following range of assumptions:

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Risk free interest rate	2.53%	3.28%
Dividends	0%	0%
Volatility factor	126.13%	118.81%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	49.9%	4%

Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	8,130,000	$0.04
Granted	3,000,000	0.01
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	11,130,000	$0.03	8.6	$6,000

Exercisable at March 31, 2009	2,023,000	$0.05	8.4	$—

The weighted-average grant date fair value of stock options granted to employees and directors during 2009 was $0.0094 per share. The Company recorded $41,000 of compensation expense for employee and director stock options during 2009. At March 31, 2009, there was a total of $247,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two years. At March 31, 2009, the fair value of options vested for employees and directors was $23,000. There were no options exercised during 2009.
There are no stock options outstanding to consultants at March 31, 2009.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of March 31, 2009, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended March 31, 2009, DMFCC issued no stock options.
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
The following table summarizes activity in the DMFCC Option Plan for the period ended March 31, 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	1,396,000	$.02	5.7	$45,000

Exercisable at March 31, 2009	1,396,000	$.02	5.7	$45,000

DMFCC recorded zero stock option compensation expense during 2009 and 2008. There were no options exercised during 2008.

Warrants
The Company has issued warrants to purchase 1,024,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.06 to $0.30 per share.
NOTE 11 — LONG-TERM DEBT
Concentric Water entered into a long-term debt agreement with the Community Development Commission in 2004 for $100,000, with interest of 5%, monthly payments of $1,610, with the final payment due in September 2009. The loan was secured by the assets of Concentric Water.
VIASPACE Security entered into a long-term debt agreement with the Community Development Commission in 2004 for $50,000, with interest of 5%, monthly payments of $1,151, with the final payment due in September 2009. The loan was secured by the assets of VIASPACE Security.
Summary of Loans and Long-Term Debt
Loans and Long-term debt is comprised of the following at March 31, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due July 1, 2009	$9,000	$9,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	35,000	35,000

Total Long-term Debt	44,000	44,000
Less Current Portion of Long-term Debt	44,000	44,000

Net Long-term Debt	$—	$—

As discussed in Note 8, the Company is obligated to pay Sung Chang $4,800,000 on June 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company. Interest on the $4,800,000 accrues at 6% for the six months after the First Closing, and then 18% thereafter. There is a loan of $4,800,000 to related party included in the accompanying consolidated balance sheet. At March 31, 2009, there is accrued interest of $127,000 related to this loan included in accrued expenses.
NOTE 12 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2009 (unaudited) and December 31, 2008, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares. The par value of the preferred stock is $0.001. There were zero shares outstanding of preferred stock as of March 31, 2009 and December 31, 2008.
Common Stock
As of March 31, 2009 (unaudited) and December 31, 2008, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
As of December 31, 2008, there were 814,336,863 shares of common stock outstanding. During 2009, the Company issued 13,644,247 shares of common stock under an existing Form S-8 Registration Statement to employees and consultants for services provided or to be provided to the Company. In addition, the Company issued 18,949,903 unregistered shares of common stock to employees, directors, consultants and vendors for services provided or to be provided to the Company. All of the share issuances in 2009 were recorded at fair market value on the date of grant. As of March 31, 2009, there were 846,931,013 (unaudited) shares of common stock outstanding.

NOTE 13 — INCOME TAX
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued no interest or penalties at March 31, 2009. As of the date of these financial statements, the 2007, 2006, and 2005 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the three months ended March 31, 2009 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.
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
Note 15 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended March 31, 2009, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company operates in four reportable segments. The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment. The operations of Ionfinity are included in the Security segment. The operations of IPA China and IPA BVI are included in the Framed Artwork segment. The operations of VGE are included in the Grass segment.
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
Energy Segment:
(i)	DMFCC: DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are expected to be replacements for traditional batteries and are expected to gain a substantial market share in the future because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge.

(ii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including fuel cell test equipment such as a relative humidity sensor, batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
Security Segment:
(i)	Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.

Framed-Artwork Segment:
(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the U.S.
Grass Segment:
(i)	VGE: VGE is growing Giant King Grass in the PRC to be harvested and sold initially as a livestock feed and in the future as a feedstock for biofuel production and as a clean alternative to coal in electricity generating power plants,
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
Information on reportable segments for the three months ending March 31, 2009 and 2008 are shown below:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues:
Energy	$72,000	$114,000
Security	174,000	9,000
Framed-Artwork	591,000	—
Grass	—	—

Total Revenue	$837,000	$123,000

Income (Loss) From Operations:
Energy	$1,000	$(590,000)
Security	27,000	14,000
Framed-Artwork	28,000	—
Grass	(176,000)	—

Loss From Operations by Reportable Segments	(120,000)	(576,000)
Corporate Administrative Costs	(82,000)	(782,000)
Corporate Stock Compensation and Warrant Expense	(572,000)	(625,000)

Loss From Operations	$(774,000)	$(1,983,000)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets:
Energy	$187,000	$202,000
Security	178,000	134,000
Framed-Artwork	4,676,000	5,179,000
Grass	217,000	193,000
VIASPACE Corporate	13,372,000	13,662,000

Total Assets	$18,630,000	$19,370,000

For the three months ended March 31, 2009, the Company had one customer who made up 43% and another customer that made up 11% of the consolidated revenues of the Company.

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
The following table sets forth common stock equivalents (potential common stock) for the three months ended March 31, 2009 and 2008 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	(Unaudited)
	Three Months Ended
	March 31,
	2009	2008

Stock Options	11,130,000	16,436,000
Warrants	1,024,000	624,000
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2009 and 2008, respectively:

	(Unaudited)
	Three Months Ended
	March 31,
	2009		2008

Basic and diluted net loss per share:
Numerator:

Net loss attributable to common stock		$(851,000)	$(2,326,000)

Denominator:

Weighted average shares of common stock outstanding		829,974,527	344,175,178

Net loss per share of common stock, basic and diluted	$	*	$(0.01)

*	Less than $0.005 per share.
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
Related Party Receivables
Mr. Sung Chang, President of VGE and CEO of IPA China and IPA BVI, owes $409,000 to IPA BVI at March 31, 2009. JJ International (“JJ”) is a company owned by Sung Chang that operates separately and also does business with IPA China. JJ owes IPA BVI $688,000 at March 31, 2009. IPA China recorded revenues of $28,000 during 2009 from JJ. An employee of IPA China owes $55,000 to VGE at March 31, 2009. Total related party receivables are $1,152,000 at March 31, 2009.
Related Party Payables
At March 31, 2009, the Company has included as a related party payable $173,000 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. At March 31, 2009, the Company owes $143,000 to Dr. Kukkonen, Mr. Abdallat, Mr. Muzi and another employee for earned salary in 2008 that has not been paid and is included in related party payables at March 31, 2009.

On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. As of March 31, 2009, $11,000 is owed to Mr. Denda.
As of March 31, 2009, Ionfinity owes salary payments of $4,000 to related parties including two directors of Ionfinity.
IPA China owes $24,000 to an employee of IPA China at March 31, 2009.
Total related party payables are $355,000 at March 31, 2009.
Employment Agreements
On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the second closing of IPA as discussed in Note 8.
Note 16 — OTHER COMMITMENTS AND CONTINGENCIES
Leases
On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease subsequent to March 31, 2009 are as follows:

Fiscal Year

2010	$96,000
2011	96,000
2012	32,000

Total minimum lease payments	$224,000

The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Rent expense charged to operations for 2009 and 2008 was $27,000 and $31,000, respectively.
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

Note 17 — FINANCIAL ACCOUNTING DEVELOPMENTS
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.
Note 18 — GOING CONCERN
During the audit of its consolidated financial statements for the year ended December 31, 2008, the Company’s auditors issued a going concern audit opinion which raised doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2010. Beginning in the fourth quarter of 2008, the Company has made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. During 2009, management of the Company is focused on completing the second closing of the IPA transaction which requires a $4.8 million payment to Sung Chang as explained in Note 8. If the second closing is accomplished, management believes the Company will be able to continue as a going concern with no immediate need for additional outside financing.
Note 19 — SUBSEQUENT EVENTS
Sale of Humidity Sensor Business Unit
On April 20, 2009, the Company (“Seller”) entered into an Asset Purchase and Support Services Agreement (the “Landtec Purchase Agreement”) with Landtec North America, a California corporation (“Buyer”). Pursuant to the Landtec Purchase Agreement, the Company transferred certain assets (the “Purchased Assets”) described below to the Buyer. The Purchased Assets primarily included assets related to the Seller’s tunable diode laser-based humidity sensor business. Seller also agreed to cause certain of its consultants and employees to provide support services after the closing (“Support Services”).

Buyer agreed to pay Seller $210,000 for the purchase of the Purchased Assets and for the Support Services allocated as follows:
(a)	Sixty Thousand Dollars ($60,000) for the Purchased Assets payable at the time of the closing; and

(b)	One Hundred Fifty Thousand ($150,000) for the Support Services of which One Hundred Ten Thousand Dollars ($110,000) will be payable at the Closing and Forty Thousand Dollars ($40,000) will be payable sixty (60) days after the Closing conditioned upon performance of the Support Services.
Purchased Assets include:
(a)	trade and assumed names VIASENSOR; HS-1000, HS-2000, HS-3000, and all variations;

(b)	customer lists and customer orders received after Closing;

(c)	Seller’s patent rights and intellectual property related to the humidity sensor including issued US patent number 7,499,169, and any other patent applications, brochures, manuals, sales presentations and assembly drawings, instructions, software, calibration instructions and shipping instructions;

(d)	parts inventory;

(e)	prototype and tradeshow demonstration units;

(f)	manufacturing equipment and calibration equipment owned by the company including computers and monitors, IC programmer and oscilloscope;

(g)	Drawings of all parts and/or components of the humidity sensor (a complete printed set and the original CAD);

(h)	Assembly drawings for the humidity sensor (a complete printed set and the original CAD files);

(i)	Works instructions explaining how to assemble the humidity sensor;

(j)	Works instructions explaining how to calibrate the humidity sensor including acceptable limits;

(k)	A complete bill of materials for the humidity sensor;

(l)	A complete list of suppliers of each part or assembly;

(m)	Circuit diagrams for all circuits in the humidity sensor including interconnection diagrams;

(n)	Printed Circuit Board (“PCB”) information for each PCB within the humidity sensor, a complete bill of materials for each PCB, a full set of Gerber files for each PCB;

(o)	Original CAD design file for each PCB;

(p)	Purchase specification/special considerations for each PCB;

(q)	Software files containing original source code;

(r)	Software release notes, including known bugs;

(s)	Copy of compiler used and any related license;

(t)	Copy of compiled code as binary file (so you can still make copies even if compiler problems);

(u)	All software documentation;

(v)	Software version control log;

(w)	Details of development environment;

(x)	Any test gear related to the humidity sensor;

(y)	List of customers and contact information;

(z)	List of distributors and contact information; and

(aa)	all inventions, technology, processes, concepts (documented or undocumented), patents (and the right to recover for past infringements thereof), patent applications, licenses, trade secrets, trademarks (and the right to recover for past infringements thereof), designs and drawings of Seller elated to the humidity sensor.

(bb)	rights of Seller under all agreements relating to such assets set forth in sub-sections (a) through (aa), above, including but not limited to distributor, representative, teaming agreements.

(cc)	all right, title and interest of Seller in and to all Intellectual Property rights relating to such assets set forth in sub-sections (a) through (aa) above, including without limitation all books, payment records; accounts; correspondence; production records; technical, accounting and procedural manuals; development and design data; and other useful business records utilized in the conduct of or relating to the Purchased Assets.

Assets excluded from the transfer, included among other things:
(a)	Seller’s rights under this Agreement;

(b)	Seller’s Accounts Receivable for products or services arising out of transactions prior to Closing;

(c)	Securities of VGE, VIASPACE, DMFCC and all assets of VGE, VIASPACE, DMFCC, and all securities and assets not explicitly covered under this Agreement.
Seller, through its designated representatives Carl Kukkonen, CEO and Stephen Muzi, CFO, will provide support and consulting services to Buyer relating to the manufacturing of the Assets and the modification of the Assets to Buyer applications, including testing and troubleshooting, for a period of sixty (60) days after the sale.
Seller and Buyer mutually indemnified the other party for losses arising from
(i)	the breach of any representation or warranty made by Seller contained in the Agreement;

(ii)	the breach of any covenant or agreement by Seller contained in the Agreement;

(iii)	any and all Losses suffered or incurred by Buyer by reason of or in connection with any claim or cause of action of any third party to the extent arising out of any action, inaction, event, condition, liability or obligation of Seller occurring or existing prior to the Closing; and,

(iv)	all liabilities of Seller, none of which shall be assumed by Buyer.
Seller and its principals also agreed not to own, manage, operate, join or work for any business that is directly competitive with the Purchased Assets for a three year period.
On April 20, 2009, pursuant to the terms of the Landtec Purchase Agreement, the Company closed the transaction to sell assets related to its humidity sensor business for $210,000. Seller received $170,000 on April 20, 2009 from Buyer and expects to receive an additional $40,000 within 60 days of the closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion contains certain statements that constitute “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2008 annual report on Form 10-K.
VIASPACE Overview
VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses. We grow a proprietary, fast-growing grass (initially in China) for low carbon liquid biofuels for transportation; potentially as a green substitute for all or a portion of the coal in electricity generating power plants, and as animal feed. We also manufacture and develop framed copyrighted artwork in China and market and sell them in the U.S. We produce disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We do not make the biofuel; rather we grow the grass feedstock for the biofuel factory. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung. Both the grass and the fuel cartridges businesses could represent potentially large and recurring revenue streams. A single fuel cell powered notebook computer may use as many as 100 fuel cartridges during its lifetime. The fuel cell/fuel cartridge business model is analogous to the razor/razor blade business model with the fuel cartridges being the disposable product. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation has licensed these patents from Caltech. VIASPACE became a public company on June 22, 2005. On October 21, 2008, the Company through its wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Inc. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US. IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province (“IPA China”) also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. The Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
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
In accordance with SAB No. 104, IPA BVI and IPA China recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are free on board shipping point. Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. Revenue is recorded net of VAT taxes.
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

Three Months Ended March 31, 2009 Compared to March 31, 2008
Results of Operations
Revenues
Revenues were $837,000 and $123,000 for 2009 and 2008, respectively, an increase of $714,000. IPA BVI and IPA China recorded revenues of $591,000 from the sales of framed-artwork primarily to retail U.S. customers. There were no revenues recognized in 2008 for IPA BVI and IPA China as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. Ionfinity incurred higher revenues of $165,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008. VIASPACE recorded decreased revenues of $97,000 in 2009 as compared to 2008 due to decreased sales of its ViaSensor HS-1000 humidity sensors, it BA-1000 battery tester and technical services from security software projects. DMFCC recorded increased sales of $55,000 in 2009 related to contracts received for the development of a fuel cell cartridge from Samsung.
Cost of Revenues
Costs of revenues were $536,000 and $60,000 for 2009 and 2008, respectively, an increase of $476,000. IPA incurred costs related to its framed-artwork totaling $335,000. There were no costs of revenues for IPA recognized in 2008 as the acquisition of IPA occurred on October 21, 2008. Ionfinity recorded increased cost of revenues of $135,000 during 2009 as compared with 2008 due to the beginning of its Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008. VIASPACE recorded decreased cost of revenues of $43,000 related to sales of its humidity sensor, battery tester and security projects during 2009 as lower revenues were recognized in 2009. DMFCC recorded higher cost of revenues of $49,000 due to costs associated with its development of a fuel cell cartridge for Samsung in 2009.
Gross Profit
The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was an increase in gross profits from $63,000 in 2008 to $301,000 in 2009, an increase of $238,000.
Research and Development
Research and development expenses were $9,000 and $439,000 for 2009 and 2008, respectively, a decrease of $430,000. Payroll and payroll benefit costs decreased $76,000 due to the termination of certain research and development employees. Consulting expenses decreased by $274,000 due to the termination of consultants performing research and development assignments. Stock compensation expenses incurred by the Company’s research and development employees and consultants decreased by $58,000 during 2009 as compared with the same period in 2008. Other research and development costs, net, decreased by 22,000 in 2008. We expect that research and development expenses will be lower than 2008 levels as the Company has restructured and refocused on lines of businesses that do not require as much investment in research and development. Research and development will continue at DMFCC in 2009 but not at levels recorded in 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,066,000 and $1,607,000 for 2009 and 2008, respectively, a decrease of $541,000. Stock compensation expense related to stock options decreased by $465,000 during 2009 as many stock options were cancelled in 2008. Stock compensation related to the Company issuing stock to employees and consultants in lieu of cash payments for services increased $357,000 in 2009 as compared to the same period in 2008. Costs related to investor and public relations efforts decreased $208,000 in 2009. The Company’s legal fees decreased $155,000 due to lower legal fees incurred because of the Company’s reduced patent filing and financing efforts. Other selling, general and administrative expenses, net, decreased by $70,000 during 2009. We expect that selling, general and administrative expenses will continue in 2009 to be lower than 2008 levels.
Loss from Operations
The resulting effect on these changes in gross profits, research and development expenses and selling, general and administrative expenses from 2008 to 2009 was a decrease in the loss from operations from $1,983,000 in 2008 to $774,000 in 2009, a decrease of $1,209,000.
Other Income (Expense), Net
Interest Income
Interest income decreased 5,000 from 2008 to 2009.

Interest Expense
Interest expense increased by $117,000 from 2008 to 2009, primarily as a result of interest expense being accrued on the related party loan payable to Sung Chang related to the acquisition of IPA by the Company on October 21, 2008. As discussed in Note 8, interest expense accrues at 6% for the first six months of the loan, and 18% thereafter.
Other Income and Other Expense
Other income decreased $12,000 from 2008 to 2009 and other expense increased $3,000 from 2008 to 2009.
Discontinued Operations
As explained in Note 9, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000. $200,000 of the purchase price was paid in cash and an additional $279,000 was paid for by the forgiveness of a certain promissory note in the original principal amount of $250,000 plus accrued interest of $29,000. The Company recorded a gain on sale of assets related to this Purchase Agreement of $452,000 in the fourth quarter of 2008. Discontinued operations of $357,000 for the three months ended March 31, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations.
Liquidity and Capital Resources
Net cash used in operating activities was $879,000 for the three months ended March 31, 2009. The Company’s net loss was $851,000 in 2009. Non-cash expenses totaled $612,000 for the first three months of 2009, composed primarily of stock compensation expense related to stock issued to employees, directors and consultants. General working capital used $287,000 in cash for the three months of 2009. Related party, net, used $353,000 in cash during 2009.
Net cash used in investing activities was $27,000 for the three months ended March 31, 2009, primarily related to an investment in a land lease in the PRC related to the growing of VGE’s Giant King Grass.
There was no cash provided by financing activities for the three months ended March 31, 2009.
Our quarterly loss was lower in 2009 as compared to 2008 and we expect that to continue for the rest of 2009. During the audit of its consolidated financial statements for the year ended December 31, 2008, the Company’s auditors issued a going concern audit opinion which raised doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2010. Beginning in the fourth quarter of 2008, the Company has made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. During 2009, management of the Company is focused on completing the second closing of the IPA transaction which requires a $4.8 million payment to Sung Chang as explained in Note 8. If the second closing is accomplished, management believes the Company will be able to continue as a going concern with no immediate need for additional outside financing.
Contractual Obligations
The following table summarizes our long-term contractual obligations subsequent to March 31, 2009:

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (a)	$44,000	$44,000	$—	$—	$—

Operating lease obligations (b)	$224,000	$96,000	$128,000	$—	$—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	The Company leased office and laboratory space in Pasadena, California and entered into a five-year lease on May 1, 2006. The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Future minimum lease payments are noted.

Other major outstanding contractual obligations are summarized as follows:
Employment Agreements
On October 21, 2008, VIASPACE Green Energy, Inc. (“VGE”) entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Chang and Mr. Stephen Muzi. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the second closing of IPA as discussed in Note 8.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of March 31, 2009.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company does not have any legal proceedings as of March 31, 2009.
ITEM 1A. RISK FACTORS
Risk Factors Which May Affect Future Results
The Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than as set forth below:
Risks Related To Our Business
We have incurred losses and anticipate continued losses for the foreseeable future.
Our net loss for the three months ended March 31, 2009 was $851,000. The Company’s net loss has decreased in 2009 from 2008 levels although we are not yet profitable on a consolidated basis. Beginning in the fourth quarter of 2008, the Company has made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from the fuel cell business, grass business and framed-artwork business to offset expenses. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
Our ability to continue as a going concern is dependent on future financing.
Goldman Parks Kurland Mohidin LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2008, which expressed substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Goldman Parks Kurland Mohidin LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.
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
For the three months ended March 31, 2009, the Company had one customer who made up 43% and another customer that made up 11% of the consolidated revenues of the Company. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.

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
The Company has 1,500,000,000 authorized shares of common stock, of which 846,931,013 were issued and outstanding as of March 31, 2009. Of these issued and outstanding shares, 380,908,684 shares (45% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, Former COO and Director; Mr. Sung Chang, President of VGE; and SNK Capital Trust). On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. Of the total shares issued and outstanding at March 31, 2009, 487,241,131 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 359,689,882 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 2, 2009; February 10, 2009; and March 5, 2009, the Company issued Dr. Kukkonen, CEO of the Company, a combined total of 13,285,009 unregistered shares of the Company’s common stock in exchange for salary at valued at $140,000 on the date of issuance. On March 5, 2009, the Company issued directors of the Company a total of 1,914,894 unregistered shares of the Company’s common stock in exchange for past due director fees valued at $18,000 on the date of issuance. On March 12, 2009, the Company issued vendors 3,750,000 unregistered shares of the Company’s common stock in exchange for investor relations services valued at $37,500 on the date of issuance. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these parties were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each party was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes without view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to these parties, and no underwriting or selling commissions were paid in connection with these share issuances.
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

VIASPACE Inc. (Registrant)
Date: May 15, 2009	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 15, 2009	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *