Form 10-Q
period 2009-06-30
VIASPACE Inc.
filed 2009-08-14
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 30, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 333-110680
VIASPACE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2102 Business Center Drive, Suite 130, Irvine, CA 92612
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 878,934,693 shares of $0.001 par value common stock issued and outstanding as of August 10, 2009.

VIASPACE INC.
INDEX
QUARTER ENDED JUNE 30, 2009

Page

Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)
4-5

Consolidated Statements of Stockholders’ Equity as of June 30, 2009 (Unaudited) and December 31, 2008	6

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to Vote of Security Holders	37

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,558,000	$2,666,000
Accounts receivable, net of allowance for doubtful accounts	591,000	279,000
Inventory	456,000	377,000
Prepaid expenses	705,000	797,000
Related party receivables	1,459,000	921,000
Other current assets	35,000	6,000

TOTAL CURRENT ASSETS	4,804,000	5,046,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	734,000	793,000

OTHER ASSETS:
Land use right, net of accumulated amortization	526,000	514,000
Intellectual property, net of accumulated amortization	171,000	179,000
Grass license, net of accumulated amortization	491,000	503,000
Goodwill	12,322,000	12,322,000
Other assets	15,000	13,000

TOTAL OTHER ASSETS	13,525,000	13,531,000

TOTAL ASSETS	$19,063,000	$19,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$603,000	$778,000
Accrued expenses	442,000	161,000
Current portion of long-term debt	44,000	44,000
Loan from related party	4,800,000	4,800,000
Related party payable	343,000	422,000

TOTAL CURRENT LIABILITIES	6,232,000	6,205,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 874,644,627 and 814,336,863 issued and outstanding in 2009 and 2008, respectively	875,000	814,000
Additional paid in capital	36,203,000	35,168,000
Accumulated deficit	(31,210,000)	(29,804,000)

Total stockholders’ equity	5,868,000	6,178,000
Noncontrolling interest	6,963,000	6,987,000

Total equity	12,831,000	13,165,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,063,000	$19,370,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
REVENUES
Government contracts		$188,000		$9,000		$362,000	$18,000
Commercial contracts		2,000		3,000		57,000	3,000
Framed artwork sales		1,280,000		—		1,871,000	—

Total revenues		1,470,000		12,000		2,290,000	21,000

COST OF REVENUES		857,000		2,000		1,383,000	9,000

GROSS PROFIT		613,000		10,000		907,000	12,000

OPERATING EXPENSES
Research and development		9,000		76,000		18,000	194,000
Selling, general and administrative expenses		1,218,000		1,805,000		2,284,000	3,412,000

Total operating expenses		1,227,000		1,881,000		2,302,000	3,606,000

LOSS FROM OPERATIONS		(614,000)		(1,871,000)		(1,395,000)	(3,594,000)

OTHER INCOME (EXPENSE)
Interest income		—		1,000		—	6,000
Interest expense		(155,000)		(9,000)		(285,000)	(22,000)
Other income		60,000		122,000		68,000	142,000
Other expense		—		—		(3,000)	—
Gain on sale of marketable securities		—		29,000		—	29,000
Gain on sale of humidity sensor business		176,000		—		176,000	—

Total other income (expense)		81,000		143,000		(44,000)	155,000

LOSS BEFORE DISCONTINUED OPERATIONS, NONCONTROLLING INTEREST AND INCOME TAXES		(533,000)		(1,728,000)		(1,439,000)	(3,439,000)

Discontinued operations		5,000		(172,000)		12,000	(789,000)
Income taxes		(2,000)		—		(2,000)	—
Net loss contributed to noncontrolling interest		(25,000)		(1,000)		23,000	1,000

NET LOSS		$(555,000)		$(1,901,000)		$(1,406,000)	$(4,227,000)

LOSS PER SHARE OF COMMON STOCK BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST—Basic and diluted	$	*	$	*	$	*	$(0.01)
Discontinued operations		*		*		*	*
Minority interest in consolidated subsidiaries		*		*		*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$	*	$	*	$	*	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		849,565,083		443,772,554		848,349,006	393,974,135

*	Less than $0.005 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(555,000)	$(1,901,000)	$(1,406,000)	$(4,227,000)

Other Comprehensive Income:
Unrealized holding gain (loss) on securities	—	(57,000)	—	(49,000)
Less reclassification adjustment for realized gain on securities included in net loss	—	(29,000)	—	(29,000)

Net unrealized holding gain (loss) on securities	—	(86,000)	—	(78,000)

COMPREHENSIVE LOSS	$(555,000)	$(1,987,000)	$(1,406,000)	$(4,305,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total

BALANCE, DECEMBER 31, 2008	814,336,863	$814,000	$35,168,000	$—	$—	$(29,804,000)	$6,178,000

Net loss						(1,406,000)	(1,406,000)
Stock compensation expense related to stock options			92,000				92,000
Shares issued to consultants, vendors, employees and directors for services	60,307,764	61,000	943,000				1,004,000

BALANCE, JUNE 30, 2009	874,644,627	$875,000	$36,203,000	$—	$—	$(31,210,000)	$5,868,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,406,000)	$(4,227,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	85,000	35,000
Amortization of intangible assets	33,000	11,000
Stock option compensation expense	92,000	1,020,000
Stock compensation expense related to stock issued	888,000	303,000
Operating expenses paid in stock issued	165,000	2,152,000
Noncontrolling interest	(24,000)	(55,000)
Gain on sale of marketable securities	—	(29,000)
Gain on sale of assets to Landtec	(176,000)	—
(Increase) decrease in:
Accounts receivable	(325,000)	(18,000)
Inventory	(79,000)	2,000
Prepaid expenses and other current assets	90,000	7,000
Increase (decrease) in:
Accounts payable	(175,000)	(80,000)
Unearned revenue	(13,000)	136,000
Accrued expenses and other	257,000	(174,000)
Related party	(131,000)	46,000

Net cash used in operating activities	(719,000)	(871,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(26,000)	(2,000)
Proceeds from sale of marketable securities	—	29,000
Investment in land lease	(25,000)	—
Proceeds from sale of assets to Landtec	210,000	—

Net cash provided by investing activities	159,000	27,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party loans	(550,000)	—
Proceeds from loan	—	300,000
Payments on long-term debt	—	(15,000)
Proceeds from sale of common stock	—	66,000
Payments of loans	—	(300,000)
Proceeds from exercise of warrants	—	259,000

Net cash provided by financing activities	(550,000)	310,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	2,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,108,000)	(534,000)
CASH AND CASH EQUIVALENTS, Beginning of period	2,666,000	608,000

CASH AND CASH EQUIVALENTS, End of period	$1,558,000	$74,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$23,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Activities for 2008:

•	The Company issued 103,410,151 shares of the Company’s common stock for future services valued at issuance at $5,329,000. This amount was recorded at issuance as prepaid expenses.
Supplemental Disclosure of Non-Cash Activities for 2009:

•	The Company issued 13,377,927 shares of the Company’s common stock for future services valued at issuance at $400,000. This amount was recorded at issuance as prepaid expenses.
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company and a framed artwork manufacturing company. We grow a fast-growing hybrid grass (initially in China) for potential use as a low carbon liquid biofuel for transportation; as a renewable substitute for all or a portion of the coal in electricity generating power plants, and as animal feed. VIASPACE also produces disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We also have a subsidiary that manufactures quality framed artwork sold to retailers in the U.S. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE licensed patents from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) licensed these patents from Caltech. On October 21, 2008, the Company and its subsidiary VIASPACE Green Energy Inc. (“VGE”), signed an agreement to acquire 100% of Inter-Pacific Arts Corp. (“IPA BVI”), a British Virgin Islands international business company. As a condition of the initial closing, IPA BVI acquired 100% of the equity interest of Guangzhou Inter-Pacific Arts Corp. (“IPA China”), a Chinese wholly owned foreign enterprise registered in Guangdong province in the Peoples Republic of China (“PRC”) that manufactures high quality, copyrighted, framed artwork at its factory in the PRC and sells the framed art to large retailers in the United States. IPA China also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and gasoline substitutes we call “grassoline”; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
Company Background - On June 22, 2005, ViaSpace Technologies LLC (“ViaSpace LLC”), which was founded in July 1998, acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon the date of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.
Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the June 30, 2008 consolidated financial statements, in order to conform to the June 30, 2009 consolidated financial statement presentation.
Noncontrolling Interest - Certain amounts presented for prior periods that were previously designated as minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

Noncontrolling interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE that is not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet. At June 30, 2009 and December 31, 2008, the Company recorded $500,000 as NCI representing an investment in DMFCC by a minority shareholder. At June 30, 2009 and December 31, 2008, the Company recorded $6,463,000 (unaudited) and $6,487,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.
Principles of Consolidation - The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies include VGE, Direct Methanol Fuel Cell Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”), VIASPACE Security, Inc. (“VIASPACE Security”) and Concentric Water Technology LLC (“Concentric Water”), in which the Company owns, directly or indirectly, a controlling voting interest, are accounted for under the consolidation method of accounting. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted SFAS No. 141, “Business Combinations”, which requires use of the purchase method for all business combinations initiated after June 30, 2001.
Fiscal Year End - The Company’s fiscal year ends December 31.
Use of Estimates in the Preparation of the Financial Statements - The preparation of financial statements, in conformity with United States GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents - The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.
Concentration of Credit Risk - The Company’s financial instruments that are exposed to credit risk consist primarily of cash equivalents. The Company maintains all of its cash accounts with high credit quality institutions. Such balances with any one institution may exceed FDIC insured limits.
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

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. The following is a summary of inventory by business line (unaudited) at June 30, 2009:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$381,000	$29,000	$410,000
Humidity sensor and battery tester	—	—	—
Grass	46,000	—	46,000

Total	$427,000	$29,000	$456,000

The following is a summary of inventory by business line at December 31, 2008:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$286,000	$16,000	$302,000
Humidity sensor and battery tester	30,000	5,000	35,000
Grass	40,000	—	40,000

Total	$356,000	$21,000	$377,000

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets and estimated lives ranging from 5 to 30 years as follows:

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years
Land Use Right - All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired rights for the land occupied by its manufacturing facility during 2005 for RMB 5,000,000 or approximately $605,000. The land lease is for 30 years. Accordingly, the land use right is being amortized on the straight-line method over 30 years. In 2009, VGE leased a piece of land in Guangdong province of the PRC for 20 years at a cost of RMB 172,080 or approximately $25,000 every three years. This land is being used to grow Giant King Grass.
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

Income Taxes - The Company utilizes FAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2008 and 2009. For 2008, IPA China was eligible for a reduced income tax at 50% of the normal income tax rate. Beginning January 1, 2009, IPA China will be subjected to the normal income tax rate. IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.
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
Cost of Goods Sold - Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.
Foreign Currency Translation and Comprehensive Income (Loss) - IPA China’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date. IPA BVI’s sales are denominated in USD.
Segment Reporting and Geographic Information - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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
Research and Development - The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at June 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

U.S. Government customers	$86,000	$32,000
Framed artwork customers	523,000	247,000

Total accounts receivable	609,000	279,000
Less: Allowance for doubtful accounts	(18,000)	—

Accounts receivable, net	$591,000	$279,000

NOTE 3 — PREPAID EXPENSES
During 2008 and 2009, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 and an existing registration statement on Form S-8 in exchange for future services to be provided to the Company. As of June 30, 2009 and December 31, 2008, the remaining value of these agreements was $522,000 (unaudited) and $187,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheet.
On August 25, 2008, the Board of Directors of the Company awarded nine million shares each to Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, COO; and Mr. Stephen Muzi, CFO; as additional compensation for services rendered to the Company. In addition, one million shares were awarded to Mr. Rick Calacci, Director, for services rendered to the Company. All of these shares have a one-year restriction attached to them that expires August 24, 2009. The value of the shares on the date of grant was $775,500 which is being expensed monthly through August 24, 2009. As of June 30, 2009 and December 31, 2008, the unamortized value of these common shares was $117,000 (unaudited) and $501,000, respectively, and is included in prepaid expenses in the accompanying consolidated balance sheets.
Other prepaid expenses were $66,000 (unaudited) and $109,000 at June 30, 2009 and December 31, 2008, respectively.

NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at June 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Computer equipment and office equipment	$216,000	$369,000
Machinery and equipment	225,000	206,000
Building	605,000	606,000
Vehicles	144,000	144,000
Leasehold improvements	1,000	26,000

Total property and equipment	1,191,000	1,351,000
Less: Accumulated depreciation	457,000	558,000

Fixed assets, net	$734,000	$793,000

NOTE 5 — LAND USE RIGHT
Land use right is composed of the following at June 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Land use right	$630,000	$605,000
Less: Accumulated amortization	104,000	91,000

Land use right, net	$526,000	$514,000

The amortization expense for the next five years will be: 2010 — $29,000; 2011 — $29,000; 2012 - $26,000; 2013 — $20,000; and 2014 — $20,000.
NOTE 6 — INTANGIBLE ASSETS
Intellectual Property
Intangible asset balances related to intellectual property are comprised of the following at June 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

License to patent	$380,000	$380,000
Less: Accumulated amortization	205,000	201,000

Intellectual property, net	$171,000	$179,000

The amortization expense for the next five years will be $17,000 in each year.
Grass License
As more fully explained in Note 8, the Company acquired IPA China and IPA BVI on October 21, 2008. IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called Giant King Grass that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals. The Company issued 30,576,007 of its common shares to the licensor of the Giant King Grass valued at $507,000 on the date of acquisition. The grass license is amortized over an estimated useful life of 20 years. For the six months ended June 30, 2009, $13,000 was recorded as amortization expense. The ending balance of license to grass, net was $491,000 and $503,000 at June 30, 2009 and December 31, 2008, respectively. The amortization expense for the next five years will be $25,000 in each year.
Goodwill
As more fully explained in Note 8, the Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of June 30, 2009 and December 31, 2008, the Company owned 71.4% of the outstanding shares of DMFCC.
VGE. As of June 30, 2009 and December 31, 2008, the Company owned 59.7% of the outstanding shares of VGE.
Ionfinity. As of June 30, 2009 and December 31, 2008, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
VIASPACE Security. As of June 30, 2009 and December 31, 2008, the Company owned 100% of the outstanding shares of VIASPACE Security. This subsidiary is currently inactive as the assets of VIASPACE Security were sold to a third party on December 22, 2008.
Concentric Water. As of June 30, 2009 and December 31, 2008, the Company owned 100% of the membership interests of Concentric Water. This subsidiary is currently inactive.
NOTE 8 — ACQUISITION OF IPA
On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Sung Hsien Chang (“Chang”), and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, we agreed to acquire 100% of IPA BVI, and the entire equity interest of IPA China from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares. In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sublicensed certain fast growing grass technology to IPA China.
The transactions under the Purchase Agreement (“Acquisition”) involve two phases. At the first closing on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees. VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor. Chang delivered 70% of the outstanding common stock of IPA BVI to us. IPA China became a wholly-owned subsidiary of IPA BVI (and indirectly, our subsidiary) after the First Closing.
VGE entered into four separate two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang. Kukkonen would serve as Chief executive Officer, Chang as President, Muzi as Chief Financial Officer and Wang as Managing Director of Grass Development. Wang is also the sole shareholder to the Licensor. Kukkonen and Chang would receive a salary of $240,000 per annum, Muzi receives $180,000 per annum and Wang receives $84,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.
Under Chang’s employment agreement, VGE will grant him an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing Date. The purchase price of the option shares shall be eighty percent (80%) of the fair market value of such common stock as of the Second Closing Date. The option shall vest over a period of 24 months beginning on the date of the Employment Agreement, with 1/24 of the option shares vesting on the first day of each month that Chang is employed with VGE. Our shareholders also entered into an agreement with Chang regarding the rights as our shareholders (“Shareholders Agreement”) to elect directors.
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

The second closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us will be held within 304 days after the First Closing (“Second Closing”). At the Second Closing, VIASPACE shall pay $4.8 million (“Cash Consideration”) plus Interest (as determined below) since the First Closing and shall also issue 1.8% of its then outstanding shares of common stock to Licensor.
Our obligations to consummate the Second Closing are conditioned upon, among other things, the execution of the assignment of the right to grow and harvest fast-growing grasses from China Gate to IPA China so that we have a direct license from the original licensor rather than a sublicense through China Gate. In the event that the Second Closing does not occur within 304 days after the First Closing, the Purchase Agreement, each Employment Agreement and the Shareholders Agreement shall automatically terminate and all stock certificates delivered at First Closing shall be returned unless the parties decide otherwise, except that Chang shall transfer the remaining 30% of IPA BVI even if the second closing does not occur. If the second closing does not occur and our ordinary shares are listed on a trading market, then VIASPACE shall transfer to Chang all of our shares that it holds. If our ordinary shares are not listed on a trading market, then Chang may retain VIASPACE Shares instead of returning them to VIASPACE. We intend to register the shares listed in this registration statement regardless of whether the Second Closing occurs.
On June 22, 2009, the parties entered into an Amendment to the Purchase Agreement that extended the Second Closing to August 21, 2009. At the Second Closing, the Registrant is to pay $4.8 million (“Cash Consideration”) plus Interest since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%. As of the Second Closing, VIASPACE shall also issue 1.8% of its then outstanding shares of common stock to Licensor and Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to the Registrant.
In the event that the Second Closing does not occur by August 21, 2009, the Purchase Agreement may terminate and all stock certificates delivered at First Closing would be returned.
Notwithstanding the foregoing, if the Second Closing does not occur although Chang and Licensor have satisfied most of VIASPACE and the Registrant’s closing conditions, then Chang may receive additional Registrant shares or retain the Registrant shares as follows: if the Registrant stock is listed on a trading market, then VIASPACE shall transfer to Chang all the Registrant shares. In addition, IPA BVI and IPA China equity will remain with the Registrant. If the Registrant stock is not listed on a trading market, then Chang shall retain the VIASPACE Shares instead of returning them to VIASPACE.
If the Second Closing has occurred but if Registrant common stock is not listed on a trading market by August 21, 2009, then VIASPACE will issue to Chang the number of shares of its common stock equivalent to $5,600,000. In exchange, Chang shall return all shares of Registrant common stock it received pursuant to the Purchase Agreement to VIASPACE.
Licensor and Chang each represents and covenants that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date. Any agreement regarding such land use rights shall grant the land use rights to IPA China, but shall be assignable to us at our option. The term of such agreement, including possible renewals, shall be at least 10 years. Currently approximately 45 hectares are leased by IPA China in Guangdong province for a term of 20 years. We do not expect to request an assignment of this lease since we intend to own IPA China through 100% ownership of IPA BVI.
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
The acquisition of IPA occurred on October 21, 2008. The following table reflects the Company’s consolidated unaudited results of operations for the three and six months ended June 30, 2008, as if the acquisition occurred on January 1, 2008:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008
	(Unaudited)	(Unaudited)
Revenues — as reported	$12,000	$21,000

Revenues — pro forma	$1,955,000	$2,511,000

Net Income — as reported	$(1,901,000)	$(4,227,000)

Net Income — pro forma	$(1,750,000)	$(4,082,000)

Earnings per share — basic and diluted — as reported	$ *	$ *

Earnings per share — basic and diluted — pro forma	$ *	$ *

*	Less than $0.005 per common share

NOTE 9 — DISCONTINUED OPERATIONS
Sale of Assets of VIASPACE Security
On December 22, 2008, the Company (the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knovitech, Inc., a Delaware corporation (the “Buyer”). Pursuant to the Purchase Agreement, the Company transferred certain assets described below in exchange for $479,000 (“Purchase Price”). $200,000 of the Purchase Price was already paid Buyer as a deposit. An additional $279,000 was paid by Buyer’s assumption of certain indebtedness of Seller as evidenced by that certain promissory note executed and delivered by Seller in the original principal amount of $250,000 plus accrued interest of $29,000 executed by Seller in favor of Rhino Steel Manufacturing Ltd. and subsequently acquired by SNK Capital Trust (“Rhino Note”).
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
Seller granted Buyer an option to purchase the humidity sensor, battery tester, and battery businesses and Seller’s share in Ionfinity LLC for $400,000. This option expired on April 18, 2009.
The Company recorded a gain on sale of assets related to this Purchase Agreement of $452,000 in the fourth quarter of 2008. Discontinued operations of $617,000 for the six months ended June 30, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.
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
On April 20, 2009, pursuant to the terms of the Landtec Purchase Agreement, the Company closed the transaction to sell assets related to its humidity sensor business for $210,000. Seller received $170,000 on April 20, 2009 from Buyer and received $40,000 on June 22, 2009.
The Company recorded a gain on sale of assets related to this Landtec Purchase Agreement of $176,000 in the second quarter of 2009. Discontinued operations of $172,000 for the six months ended June 30, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.
NOTE 10— STOCK OPTIONS AND WARRANTS
VIASPACE Inc. 2005 Stock Incentive Plan
On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock. The Plan originally provided for the reservation for issuance under the Plan of 28,000,000 shares of the Company’s common stock. On July 12, 2006, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission registering 28,000,000 shares of the Company’s common stock. On February 14, 2008, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increases the maximum aggregate number of shares which may be issued in the Plan to 99,000,000 shares. On April 30, 2008, the Company filed a Form S-8 Registration Statement registering 71,000,000 shares of the Company’s common stock. In addition, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, the maximum aggregate number of shares under the Plan are to be increased so that the maximum aggregate number of shares is equivalent to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31. On February 4, 2009, the Company filed a Form S-8 Registration Statement registering 146,500,000 shares of the Company’s common stock based on the number of shares of common stock outstanding on December 31, 2008.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board. An aggregate of 137,835,000 shares were available for future grant at June 30, 2009. During the six months ended June 30, 2009, the Company granted 3,000,000 stock options to board members to purchase common shares with exercise prices of $0.0094 per share. During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

For the six months ended June 30, 2009, the Company issued 19,507,564 shares of common stock under the Plan to employees, directors and consultants for services provided to the Company. The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $276,000 for the six months ended June 30, 2009.
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
The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors , consultants and advisory board members during the period ended June 30, 2009 and 2008, the fair value was estimated at the date of grant using the following range of assumptions:

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Risk free interest rate	2.53%	4.58% – 5.12%
Dividends	0%	0%
Volatility factor	126.13%	118.51% – 125.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	49.9%	0% – 6%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	8,130,000	$0.04
Granted	3,000,000	0.01
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2009	11,130,000	$0.03	8.3	$43,000

Exercisable at June 30, 2009	5,030,000	$0.03	8.3	$13,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2009 was $0.0094 per share. The Company recorded $92,000 of compensation expense for employee and director stock options during 2009. At June 30, 2009, there was a total of $206,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two years. At June 30, 2009, the fair value of options vested for employees and directors was $111,000. There were no options exercised during 2009.
There are no stock options outstanding to consultants at June 30, 2009.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of June 30, 2009, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended June 30, 2009, DMFCC issued no stock options.
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
The following table summarizes activity in the DMFCC Option Plan for the period ended June 30, 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2009	1,396,000	$.02	5.7	$45,000

Exercisable at June 30, 2009	1,396,000	$.02	5.7	$45,000

DMFCC recorded zero stock option compensation expense during 2009 and 2008. There were no options exercised during 2008.
Warrants
The Company has issued warrants to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.
NOTE 11 — LONG-TERM DEBT
Concentric Water entered into a long-term debt agreement with the Community Development Commission in 2004 for $100,000, with interest of 5%, monthly payments of $1,610, with the final payment due in September 2009. The loan was secured by the assets of Concentric Water. The Company is currently negotiating with the Community Development Commission to extend the final payment due date and reduce the monthly payments on the loan.
VIASPACE Security entered into a long-term debt agreement with the Community Development Commission in 2004 for $50,000, with interest of 5%, monthly payments of $1,151, with the final payment due in September 2009. The loan was secured by the assets of VIASPACE Security. The Company is currently negotiating with the Community Development Commission to extend the final payment due date and reduce the monthly payments on the loan.

Summary of Loans and Long-Term Debt
Loans and Long-term debt is comprised of the following at June 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	$9,000	$9,000
Community Development Commission of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	35,000	35,000

Total Long-term Debt	44,000	44,000
Less Current Portion of Long-term Debt	44,000	44,000

Net Long-term Debt	$—	$—

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on August 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company. Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%. The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet. At June 30, 2009, there is accrued interest of $280,000 related to this loan included in accrued expenses.
NOTE 12 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2009 (unaudited) and December 31, 2008, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares. The par value of the preferred stock is $0.001. There were no shares outstanding of preferred stock as of June 30, 2009 and December 31, 2008.
Common Stock
As of June 30, 2009 (unaudited) and December 31, 2008, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
As of December 31, 2008, there were 814,336,863 shares of common stock outstanding. During 2009, the Company issued 19,607,564 shares of common stock under an existing Form S-8 Registration Statement to employees and consultants for services provided or to be provided to the Company. In addition, the Company issued 40,700,200 unregistered shares of common stock to employees, directors, consultants and vendors for services provided or to be provided to the Company. All of the share issuances in 2009 were recorded at fair market value on the date of grant. As of June 30, 2009, there were 874,644,627 (unaudited) shares of common stock outstanding.
NOTE 13 — INCOME TAX
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued no interest or penalties at June 30, 2009. As of the date of these financial statements, the 2007, 2006, and 2005 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the six months ended June 30, 2009 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

NOTE 14 — RETIREMENT PLAN
Effective March 1, 2006, the Board of Directors of the Company approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covered employees of the Company and its subsidiaries. The 401(k) Plan was closed on March 1, 2009.
NOTE 15 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the period ended June 30, 2009, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
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
Information on reportable segments for the three and six months ending June 30, 2009 and 2008 are shown below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Energy	$2,000	$4,000	$57,000	$4,000
Security	188,000	8,000	362,000	17,000
Framed-Artwork	1,280,000	—	1,871,000	—
Grass	—	—	—	—

Total Revenue	$1,470,000	$12,000	$2,290,000	$21,000

Income (Loss) From Operations:
Energy	$(14,000)	$(212,000)	$(20,000)	$(525,000)
Security	25,000	(5,000)	52,000	(9,000)
Framed-Artwork	362,000	—	390,000	—
Grass	(344,000)	—	(520,000)	—

Loss From Operations by Reportable Segments	29,000	(217,000)	(98,000)	(534,000)
Corporate Administrative Costs	(235,000)	(1,145,000)	(317,000)	(1,926,000)
Corporate Stock Compensation and Warrant Expense	(408,000)	(509,000)	(980,000)	(1,134,000)

Loss From Operations	$(614,000)	$(1,871,000)	$(1,395,000)	$(3,594,000)

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets:
Energy	$182,000	$202,000
Security	176,000	134,000
Framed-Artwork	4,927,000	5,179,000
Grass	118,000	193,000
VIASPACE Corporate	13,660,000	13,662,000

Total Assets	$19,063,000	$19,370,000

For the six months ended June 30, 2009, the Company had one framed-artwork customer who made up 53% of the consolidated revenues of the Company.
NOTE 16 — NET LOSS PER SHARE
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
The following table sets forth common stock equivalents (potential common stock) for the six months ended June 30, 2009 and 2008 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	(Unaudited)
	Six Months Ended
	June 30,
	2009	2008

Stock Options	11,130,000	16,436,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2009 and 2008, respectively:

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008

Basic and diluted net loss per share:
Numerator:

Net loss attributable to common stock		$(555,000)		$(1,901,000)		$(1,406,000)	$(4,227,000)

Denominator:

Weighted average shares of common stock outstanding		849,565,083		443,772,554		848,349,006	393,974,135

Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$(0.01)

*	Less than $0.005 per share
NOTE 17 — RELATED PARTY TRANSACTIONS
Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.
Related Party Receivables
Mr. Sung Hsien Chang, President of VGE and CEO of IPA China and IPA BVI, owes $759,000 to IPA BVI at June 30, 2009. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately and also does business with IPA China. JJ owes IPA BVI $689,000 at June 30, 2009. IPA China recorded revenues of $28,000 during 2009 from JJ. An employee of IPA China owes $11,000 to VGE at June 30, 2009. Total related party receivables are $1,459,000 at June 30, 2009.
Related Party Payables
At June 30, 2009, the Company has included as a related party payable $173,000 representing accrued salary and partner draw that was due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, former VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. At June 30, 2009, the Company owes $129,000 to Dr. Kukkonen and Mr. Abdallat for earned salary in 2008 that has not been paid and is included in related party payables at June 30, 2009.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. As of June 30, 2009, $11,000 is owed to Mr. Denda.
As of June 30, 2009, Ionfinity owes salary payments of $4,000 to related parties including two directors of Ionfinity.
IPA China owes $26,000 to an employee of IPA China at June 30, 2009.
Total related party payables are $343,000 at June 30, 2009.
As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on August 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company. Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%. The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet. At June 30, 2009, there is accrued interest of $280,000 related to this loan included in accrued expenses.

Employment Agreements
On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Hsien Chang, Mr. Stephen Muzi and Mr. Maclean Wang. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi receives $180,000 per annum and Mr. Wang receives $84,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 8.
NOTE 18 — OTHER COMMITMENTS AND CONTINGENCIES
Leases
On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease subsequent to June 30, 2009 are as follows:

Fiscal Year

2010	$96,000
2011	96,000
2012	8,000

Total minimum lease payments	$224,000

The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Rent expense charged to operations for 2009 and 2008 was $68,000 and $35,000, respectively.
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
NOTE 19 — FINANCIAL ACCOUNTING DEVELOPMENTS
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 14, 2009.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

NOTE 20 — GOING CONCERN
During the audit of its consolidated financial statements for the year ended December 31, 2008, the Company’s auditors issued a going concern audit opinion which raised doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2010. Beginning in the fourth quarter of 2008, the Company has made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. During 2009, management of the Company is focused on completing the Second Closing of the IPA BVI and IPA China which requires a $4.8 million payment to Sung Hsien Chang as explained in Note 8. If the Second Closing is accomplished, management believes the Company will be able to continue as a going concern with no immediate need for additional outside financing.
NOTE 21 — SUBSEQUENT EVENTS
On August 11, 2009, the Company and California Institute of Technology (“Caltech”) entered into an agreement whereby the Company returned to Caltech the license it originally received from Caltech on August 15, 2007 related to certain electrochemical thermodynamic measurement system technology. In exchange for the return of this license and a payment of $25,000, Caltech agreed to cancel $134,000 in patent costs related to the electrochemical thermodynamic measurement system technology and patent costs related to DMFCC fuel cell technology licensed from Caltech. The Company also agreed to return its fuel cell patents to Caltech if it ever fails to maintain the patents or if it fails by August 11, 2013 to commercialize or license one or more of the fuel cell patents received from Caltech. The Company is free to not maintain one or more individual patents if they do not meet business objectives in which case such individual patent shall revert back to Caltech. If the portfolio is returned to Caltech, DMFCC will be granted a royalty-free nonexclusive license without the right to sublicense to the patents covering the ability to make, use, sell, offer to sell and import the items covered by the patents.

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
VIASPACE Overview
VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses. We grow a proprietary, fast-growing grass (initially in China) for low carbon liquid biofuels for transportation; potentially as a green substitute for all or a portion of the coal in electricity generating power plants, and as animal feed. We also manufacture and develop framed copyrighted artwork in China and market and sell them in the U.S. We produce disposable fuel cartridges that provide the energy source for notebook computers and cell phones powered by fuel cells. We do not make the biofuel; rather we grow the grass feedstock for the biofuel factory. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung. Both the grass and the fuel cartridge businesses could represent potentially large and recurring revenue streams. A single fuel cell powered notebook computer may use as many as 100 fuel cartridges during its lifetime. The fuel cell/fuel cartridge business model is analogous to the razor/razor blade business model with the fuel cartridges being the disposable product. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation has licensed these patents from Caltech. VIASPACE became a public company on June 22, 2005. On October 21, 2008, the Company through its wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US. IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province (“IPA China”) which also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. The Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
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
Results of Operations
Three Months Ended June 30, 2009 Compared to June 30, 2008
Revenues
Revenues were $1,470,000 and $12,000 for 2009 and 2008, respectively, an increase of $1,458,000. IPA BVI and IPA China recorded revenues of $1,280,000 from the sales of framed-artwork primarily to retail U.S. customers. There were no revenues recognized in 2008 for IPA BVI and IPA China as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. Ionfinity incurred higher revenues of $180,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008. VIASPACE recorded increased revenues of $2,000 related to a battery sale in 2009. DMFCC recorded decreased sales of $4,000 from 2008 to 2009.

Cost of Revenues
Costs of revenues were $857,000 and $2,000 for 2009 and 2008, respectively, an increase of $855,000. IPA BVI and IPA China incurred costs related to its framed-artwork totaling $699,000. There were no costs of revenues for framed-artwork recognized in 2008 as the acquisition of IPA occurred on October 21, 2008. Ionfinity recorded increased cost of revenues of $159,000 during 2009 as compared with 2008 due to the beginning of its Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008. DMFCC recorded decreased cost of revenues of $3,000 due to lower sales in 2009 for this period.
Gross Profit
The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was an increase in gross profits from $10,000 in 2008 to $613,000 in 2009, an increase of $603,000.
Research and Development
Research and development expenses were $9,000 and $76,000 for 2009 and 2008, respectively, a decrease of $67,000. Consulting expenses decreased by $66,000 due to the termination of consultants performing research and development assignments. Other research and development expenses, net, decreased $1,000. Research and development will continue at DMFCC in 2009 but at lower levels compared with 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,218,000 and $1,805,000 for 2009 and 2008, respectively, a decrease of $587,000. Selling payroll, payroll benefits and commissions increased $87,000 in 2009 as compared with 2008 primarily due to higher commissions in the framed-artwork business segment. There were no commissions paid in the framed-artwork segment in 2008 as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. General and administrative payroll and payroll benefit costs increased $141,000 primarily due to salaries paid by VGE in 2009 and no salaries paid by VGE in 2008. Stock compensation expense related to stock options decreased by $436,000 during 2009 as compared with 2008 as many stock options were cancelled in 2008. Stock compensation related to the Company issuing stock to employees, consultants and vendors in lieu of cash payments for services increased $323,000 in 2009 as compared to the same period in 2008. The Company’s consulting expenses decreased by $266,000 in 2009 as compared to 2008 as fewer consultants were used in Company’s operations. The Company’s accounting fees increased $97,000 due to higher audit fees. The Company incurred higher legal fees by $46,000 due to additional fees related to the Form S-1 Registration statement for VGE. The Company incurred lower public relations and investor relations fees of $651,000 as compared with the same period of 2008. Other selling, general and administrative expenses, net, increased by $72,000 during 2009. We expect that selling, general and administrative expenses will continue in 2009 to be lower than 2008 levels.
Loss from Operations
The resulting effect on these changes in gross profits, research and development expenses and selling, general and administrative expenses from 2008 to 2009 was a decrease in the loss from operations from $1,871,000 in 2008 to $614,000 in 2009, a decrease of $1,257,000.
Other Income (Expense), Net
Interest Income
Interest income decreased $1,000 from 2008 to 2009.
Interest Expense
Interest expense increased by $146,000 from 2008 to 2009, primarily as a result of interest expense being accrued on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008 as discussed in Note 8.

Other Income and Other Expense
Other income decreased $62,000 from 2008 to 2009.
Gain on Sale of Humidity Sensor Business
On April 20, 2009, the Company into an Asset Purchase and Support Services Agreement with Landtec North America. The Purchased Assets primarily included assets related to the Seller’s tunable diode laser-based humidity sensor business. Seller also agreed to cause certain of its consultants and employees to provide support services for a period of 60 days after the closing. Landtec agreed to pay $210,000 for the purchased assets and support services. The Company recorded a gain on sale of assets related to this Landtec Purchase and Support Services Agreement of $176,000 in the second quarter of 2009.
Discontinued Operations
As explained in Note 9, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000. In addition, in Note 9, the Company explains that it sold its laser-based humidity sensor business to Landtec for $210,000. Discontinued operations loss of $172,000 for the three months ended June 30, 2008, related to the operations of these sold business units are shown in the accompanying consolidated statements of operations. In addition, income of $5,000 is shown as discontinued operations for the three months ended June 30, 2009.
Six Months Ended June 30, 2009 Compared to June 30, 2008
Revenues
Revenues were $2,290,000 and $21,000 for 2009 and 2008, respectively, an increase of $2,269,000. IPA BVI and IPA China recorded revenues of $1,871,000 from the sales of framed-artwork primarily to retail U.S. customers. There were no revenues recognized in 2008 for IPA BVI and IPA China as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. Ionfinity incurred higher revenues of $345,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008. VIASPACE recorded increased revenues of $2,000 related to a battery sale in 2009. DMFCC recorded increased sales of $51,000 from 2008 to 2009 related to a fuel cell contract it has with Samsung.
Cost of Revenues
Costs of revenues were $1,383,000 and $9,000 for 2009 and 2008, respectively, an increase of $1,374,000. IPA BVI and IPA China incurred costs related to its framed-artwork totaling $1,034,000. There were no costs of revenues for framed-artwork recognized in 2008 as the acquisition of IPA occurred on October 21, 2008. Ionfinity recorded increased cost of revenues of $295,000 during 2009 as compared with 2008 due to the beginning of its Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008. DMFCC recorded increased cost of revenues of $45,000 due to higher sales in 2009 compared with 2008.
Gross Profit
The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was an increase in gross profits from $12,000 in 2008 to $907,000 in 2009, an increase of $895,000.
Research and Development
Research and development expenses were $18,000 and $194,000 for 2009 and 2008, respectively, a decrease of $176,000. Consulting expenses decreased by $104,000 due to the termination of consultants performing research and development assignments. Payroll and payroll benefits decreased $47,000 in 2009 as compared with 2008 as the Company laid off certain employees. Other research and development expenses, net, decreased $25,000. Research and development will continue at DMFCC in 2009 but at lower levels compared with 2008.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2,284,000 and $3,412,000 for 2009 and 2008, respectively, a decrease of $1,128,000. Selling payroll, payroll benefits and commissions increased $168,000 in 2009 as compared with 2008 primarily due to higher commissions in the framed-artwork business segment. There were no commissions paid in the framed-artwork segment in 2008 as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. General and administrative payroll and payroll benefit costs increased $115,000 primarily due to salaries paid by VGE in 2009 and no salaries paid by VGE in 2008. Stock compensation expense related to stock options decreased by $902,000 during 2009 as compared with 2008 as many stock options were cancelled in 2008. Stock compensation related to the Company issuing stock to employees, consultants and vendors in lieu of cash payments for services increased $680,000 in 2009 as compared to the same period in 2008. The Company’s consulting expenses decreased by $345,000 in 2009 as compared to 2008 as fewer consultants were used in Company’s operations. The Company’s accounting fees increased $93,000 due to higher audit fees. The Company incurred lower legal fees of $109,000 due to lower fees related to patents and investment activities. The Company incurred lower public relations and investor relations fees of $859,000 as compared with the same period of 2008. Other selling, general and administrative expenses, net, increased by $31,000 during 2009. We expect that selling, general and administrative expenses will continue in 2009 to be lower than 2008 levels.
Loss from Operations
The resulting effect on these changes in gross profits, research and development expenses and selling, general and administrative expenses from 2008 to 2009 was a decrease in the loss from operations from $3,594,000 in 2008 to $1,395,000 in 2009, a decrease of $2,199,000.
Other Income (Expense), Net
Interest Income
Interest income decreased $6,000 from 2008 to 2009.
Interest Expense
Interest expense increased by $263,000 from 2008 to 2009, primarily as a result of interest expense being accrued on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008 as discussed in Note 8.
Other Income and Other Expense
Other income decreased $74,000 from 2008 to 2009.
Gain on Sale of Humidity Sensor Business
On April 20, 2009, the Company into an Asset Purchase and Support Services Agreement with Landtec North America. The Purchased Assets primarily included assets related to the Seller’s tunable diode laser-based humidity sensor business. Seller also agreed to cause certain of its consultants and employees to provide support services for a period of 60 days after the closing. Landtec agreed to pay $210,000 for the purchased assets and support services. The Company recorded a gain on sale of assets related to this Landtec Purchase and Support Services Agreement of $176,000 in the second quarter of 2009.
Discontinued Operations
As explained in Note 9, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000. In addition, in Note 9, the Company explains that it sold its laser-based humidity sensor business to Landtec for $210,000. Discontinued operations loss of $789,000 for the six months ended June 30, 2008, related to the operations of these sold business units are shown in the accompanying consolidated statements of operations. In addition, income of $12,000 is shown as discontinued operations for the six months ended June 30, 2009.

Liquidity and Capital Resources
Net cash used in operating activities was $1,272,000 for the six months ended June 30, 2009. The Company’s net loss was $1,406,000 in 2009. Non-cash expenses totaled $1,255,000 for the first six months of 2009, composed primarily of stock compensation expense related to stock issued to employees, directors and consultants. General working capital used $437,000 in cash for the six months of 2009. Related party, net, used $684,000 in cash during 2009.
Net cash provided by investing activities was $164,000 for the six months ended June 30, 2009, primarily related to proceeds received on the sale of assets to Landtec of $210,000, an investment in a land lease in the PRC related to the growing of VGE’s Giant King Grass of $25,000 and the purchase of capital expenditures of $21,000.
There was no cash provided by financing activities for the six months ended June 30, 2009.
Our quarterly loss was lower in 2009 as compared to 2008 and we expect that to continue for the rest of 2009. During the audit of its consolidated financial statements for the year ended December 31, 2008, the Company’s auditors issued a going concern audit opinion which raised doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 31, 2010. Beginning in the fourth quarter of 2008, the Company has made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. During 2009, management of the Company is focused on completing the second closing of the IPA transaction which requires a $4.8 million payment to Sung Hsien Chang as explained in Note 8. If the second closing is accomplished, management believes the Company will be able to continue as a going concern with no immediate need for additional outside financing. If the second closing is not accomplished, management expects that the auditors will continue to issue a going concern audit opinion on the Company for 2009.
Contractual Obligations
The following table summarizes our long-term contractual obligations subsequent to June 30, 2009:

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations (a)	$44,000	$44,000	$—	$—	$—

Operating lease obligations (b)	$200,000	$96,000	$104,000	$—	$—

Employment agreements (c)	$992,000	$744,000	$248,000	$—	$—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	The Company leased office and laboratory space in Pasadena, California and entered into a five-year lease on May 1, 2006. The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Future minimum lease payments are noted.

(c)	Employment agreements: On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Hsien Chang, Mr. Stephen Muzi and Mr. Maclean Wang. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi receives $180,000 per annum and Mr. Wang receives $84,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 8.

There are no other major outstanding contractual obligations.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of June 30, 2009.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company does not have any legal proceedings as of June 30, 2009.
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
Our net loss for the six months ended June 30, 2009 was $1,406,000. The Company’s net loss has decreased in 2009 from 2008 although we are not yet profitable on a consolidated basis. Beginning in the fourth quarter of 2008, the Company made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from the fuel cell business, grass business and framed-artwork business to offset expenses. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
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
For the six months ended June 30, 2009, the Company had one customer who made up 53% of the consolidated revenues of the Company. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.

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
The Company has 1,500,000,000 authorized shares of common stock, of which 874,644,627 were issued and outstanding as of June 30, 2009. Of these issued and outstanding shares, 387,668,513 shares (42.8% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, Former COO and Director; Mr. Sung Hsien Chang, President of VGE and CEO of IPA BVI and IPA China; and SNK Capital Trust). On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. Of the total shares issued and outstanding at June 30, 2009, 477,406,544 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 397,238,083 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 1, 2009, April 20, 2009 and May 28, 2009, the Company issued Dr. Kukkonen, CEO of the Company, a combined total of 7,162,079 unregistered shares of the Company’s common stock in exchange for salary at valued at $111,000 on the date of issuance. On May 13, 2009 and May 15, 2009, the Company issued vendors 2,332,532 unregistered shares of the Company’s common stock in exchange for investor relations services valued at $60,000 on the date of issuance. On May 6, 2009, the Company issued consultants 11,705,686 unregistered shares of the Company’s common stock in exchange for future consulting and legal services valued at $350,000 on the date of issuance. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these parties were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each party was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes without view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to these parties, and no underwriting or selling commissions were paid in connection with these share issuances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Execution of Material Agreements
On August 11, 2009, the Company and California Institute of Technology (“Caltech”) entered into an agreement whereby the Company returned to Caltech the license it originally received from Caltech on August 15, 2007 related to certain electrochemical thermodynamic measurement system technology. In exchange for the return of this license and a payment of $25,000, Caltech agreed to cancel $134,000 in patent costs related to the electrochemical thermodynamic measurement system technology and patent costs related to DMFCC fuel cell technology licensed from Caltech. The Company also agreed to return its fuel cell patents to Caltech if it ever fails to maintain the patents or if it fails by August 11, 2013 to commercialize or license one or more of the fuel cell patents received from Caltech. The Company is free to not maintain one or more individual patents if they do not meet business objectives in which case such individual patent shall revert back to Caltech. If the portfolio is returned to Caltech, DMFCC will be granted a royalty-free nonexclusive license without the right to sublicense to the patents covering the ability to make, use, sell, offer to sell and import the items covered by the patents.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Agreement between the Company and California Institute of Technology dated August 11, 2009. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.
[SIGNATURES PAGE FOLLOWS]

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)
Date: August 14, 2009	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 14, 2009	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement between the Company and California Institute of Technology dated August 11, 2009. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.