Form 10-Q
period 2009-09-30
VIASPACE Inc.
filed 2009-11-16
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 885,279,266 shares of $0.001 par value common stock issued and outstanding as of November 11, 2009.

VIASPACE INC.
INDEX
QUARTER ENDED SEPTEMBER 30, 2009

Page

Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
4-5

Consolidated Statements of Stockholders’ Equity as of September 30, 2009 (Unaudited) and December 31, 2008	6

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to Vote of Security Holders	37

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,213,000	$2,666,000
Accounts receivable, net of allowance for doubtful accounts	557,000	279,000
Inventory	337,000	377,000
Prepaid expenses	523,000	797,000
Related party receivables	1,919,000	921,000
Other current assets	48,000	6,000

TOTAL CURRENT ASSETS	4,597,000	5,046,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	764,000	793,000

OTHER ASSETS:
Land use right, net of accumulated amortization	557,000	514,000
Intellectual property, net of accumulated amortization	167,000	179,000
Grass license, net of accumulated amortization	484,000	503,000
Goodwill	12,322,000	12,322,000
Other assets	3,000	13,000

TOTAL OTHER ASSETS	13,533,000	13,531,000

TOTAL ASSETS	$18,894,000	$19,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$533,000	$778,000
Accrued expenses	569,000	161,000
Current portion of long-term debt	44,000	44,000
Loan from related party	4,800,000	4,800,000
Related party payable	509,000	422,000

TOTAL CURRENT LIABILITIES	6,455,000	6,205,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 881,896,366 and 814,336,863 issued and outstanding in 2009 and 2008, respectively	882,000	814,000
Additional paid in capital	36,447,000	35,168,000
Accumulated deficit	(31,874,000)	(29,804,000)

Total stockholders’ equity	5,455,000	6,178,000
Noncontrolling interest	6,984,000	6,987,000

Total equity	12,439,000	13,165,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,894,000	$19,370,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008
REVENUES
Government contracts		$171,000	$62,000		$533,000	$80,000
Commercial contracts		—	37,000		57,000	40,000
Framed artwork sales		1,064,000	—		2,935,000	—

Total revenues		1,235,000	99,000		3,525,000	120,000

COST OF REVENUES		762,000	76,000		2,145,000	85,000

GROSS PROFIT		473,000	23,000		1,380,000	35,000

OPERATING EXPENSES
Research and development		6,000	266,000		24,000	460,000
Selling, general and administrative expenses		1,041,000	2,554,000		3,325,000	5,966,000

Total operating expenses		1,047,000	2,820,000		3,349,000	6,426,000

LOSS FROM OPERATIONS		(574,000)	(2,797,000)		(1,969,000)	(6,391,000)

OTHER INCOME (EXPENSE)
Interest income		—	—		—	6,000
Interest expense		(71,000)	(11,000)		(356,000)	(33,000)
Other income		1,000	70,000		68,000	212,000
Other expense		(1,000)	—		(3,000)	—
Gain on sale of marketable securities		—	—		—	29,000
Gain on sale of humidity sensor product line		—	—		176,000	—

Total other income (expense)		(71,000)	59,000		(115,000)	214,000

LOSS BEFORE DISCONTINUED OPERATIONS, NONCONTROLLING INTEREST AND INCOME TAXES		(645,000)	(2,738,000)		(2,084,000)	(6,177,000)

Discontinued operations		—	(794,000)		12,000	(1,583,000)
Income taxes		2,000	—		—	—
Net loss (income) contributed to noncontrolling interest		(21,000)	(5,000)		2,000	(4,000)

NET LOSS		$(664,000)	$(3,537,000)		$(2,070,000)	$(7,764,000)

LOSS PER SHARE OF COMMON STOCK BEFORE DISCONTINUED OPERATIONS AND MINORITY INTEREST
—Basic and diluted	$	*	$(0.01)	$	*	$(0.02)
Discontinued operations		*	*		*	*
Noncontrolling interest in consolidated subsidiaries		*	*		*	*

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$	*	$(0.01)	$	*	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		878,922,545	458,693,837		858,652,181	415,897,314

*	Less than $0.005 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(664,000)	$(3,537,000)	$(2,070,000)	$(7,764,000)

Other Comprehensive Income:
Unrealized holding gain (loss) on securities	—	—	—	(49,000)
Less reclassification adjustment for realized gain on securities included in net loss	—	—	—	(29,000)

Subtotal	—	—	—	(78,000)

COMPREHENSIVE LOSS	$(664,000)	$(3,537,000)	$(2,070,000)	$(7,842,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Accumulated
			Additional		Other
			Paid in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit	Total

BALANCE, DECEMBER 31, 2008	814,336,863	$814,000	$35,168,000	$—	$—	$(29,804,000)	$6,178,000

Net loss						(2,070,000)	(2,070,000)
Stock compensation expense related to stock options			190,000				190,000
Shares issued to consultants, vendors, employees and directors for services	67,559,503	68,000	1,089,000				1,157,000

BALANCE, SEPTEMBER 30, 2009	881,896,366	$882,000	$36,447,000	$—	$—	$(31,874,000)	$5,455,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,070,000)	$(7,764,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	94,000	53,000
Amortization of intangible assets	52,000	18,000
Stock option compensation expense	189,000	1,443,000
Stock compensation expense related to stock issued	1,250,000	1,248,000
Operating expenses paid in stock issued	122,000	4,128,000
Noncontrolling interest	(3,000)	(50,000)
Gain on sale of marketable securities	—	(29,000)
Gain on sale of assets to Landtec	(176,000)	—
(Increase) decrease in:
Accounts receivable	(313,000)	7,000
Inventory	70,000	5,000
Prepaid expenses and other current assets	107,000	25,000
Increase (decrease) in:
Accounts payable	(245,000)	(55,000)
Unearned revenue	(13,000)	—
Accrued expenses and other	391,000	(33,000)
Related party, net	(176,000)	173,000

Net cash used in operating activities	(721,000)	(831,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(77,000)	(3,000)
Proceeds from sale of marketable securities	—	29,000
Investment in land lease	(64,000)	—
Proceeds from sale of assets to Landtec	210,000	—

Net cash provided by investing activities	69,000	26,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party loans	(800,000)	—
Proceeds from loan	—	300,000
Payments on long-term debt	—	(17,000)
Proceeds from sale of common stock	—	66,000
Payments of loans	—	(375,000)
Proceeds from exercise of warrants	—	259,000

Net cash provided by (used in) financing activities	(800,000)	233,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,000)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,453,000)	(572,000)
CASH AND CASH EQUIVALENTS, Beginning of period	2,666,000	608,000

CASH AND CASH EQUIVALENTS, End of period	$1,213,000	$36,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$36,000
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Activities for 2008:
•	The Company issued 108,757,871 shares of the Company’s common stock for future services valued at issuance at $5,585,000. This amount was recorded at issuance as prepaid expenses.
Supplemental Disclosure of Non-Cash Activities for 2009:
•	The Company issued 13,377,927 shares of the Company’s common stock for future services valued at issuance at $400,000. This amount was recorded at issuance as prepaid expenses.
The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business — VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company and a framed artwork manufacturing company. Through our majority owned subsidiary VIASPACE Green Energy Inc (“VGE”), we grow a fast-growing hybrid grass (initially in China) for potential use as a low carbon liquid biofuel for transportation; as a renewable substitute for all or a portion of the coal in electricity generating power plants, and as animal feed. VIASPACE also produces disposable fuel cartridges that provide an energy source for notebook computers and cell phones powered by fuel cells. We also have a subsidiary that manufactures quality framed artwork sold to retailers in the U.S. VIASPACE is based in California with business activities in China, Korea and Japan.
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE licensed patents from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation (“DMFCC”) licensed these patents from Caltech. On October 21, 2008, the Company and VGE, signed an agreement to acquire 100% of Inter-Pacific Arts Corp. (“IPA BVI”), a British Virgin Islands international business company. We have acquired 70% of IPA BVI to date and anticipate acquiring the next 30% at a subsequent closing. As a condition of the initial closing, IPA BVI acquired 100% of the equity interest of Guangzhou Inter-Pacific Arts Corp. (“IPA China”), a Chinese wholly owned foreign enterprise registered in Guangdong province in the Peoples Republic of China (“PRC”) that manufactures high quality, copyrighted, framed artwork at its factory in the PRC and sells the framed art to large retailers in the United States. IPA China also has a worldwide license to cultivate and sell Giant King Grass – a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and gasoline substitutes we call “grassoline”; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
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
Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the September 30, 2008 consolidated financial statements, in order to conform to the September 30, 2009 consolidated financial statement presentation.
Noncontrolling Interest — Certain amounts presented for prior periods that were previously designated minority interest have been reclassified to conform to the current year presentation. Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified in FASB Accounting Standards Codification (“ASC”) Topic 810) which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest” previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

Noncontrolling interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE that is not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet. At September 30, 2009 and December 31, 2008, the Company recorded $500,000 as NCI representing an investment in DMFCC by a minority shareholder. At September 30, 2009 and December 31, 2008, the Company recorded $6,484,000 (unaudited) and $6,487,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.
Principles of Consolidation — The Company is generally a founding shareholder of its affiliated companies, which are accounted for under the consolidation method. Affiliated companies include VGE, DMFCC, Ionfinity LLC (“Ionfinity”), VIASPACE Security, Inc. (“VIASPACE Security”) and Concentric Water Technology LLC (”Concentric Water”) in which the Company owns, directly or indirectly, a controlling voting interest, are consolidated. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted SFAS No. 141, “Business Combinations” (codified in FASB ASC Topic 805), which requires use of the purchase method for all business combinations initiated after June 30, 2001.
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
Marketable Securities — The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) (codified in FASB ASC Topic 320). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At September 30, 2009 and December 31, 2008, the Company did not have any marketable securities.
Inventory — Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value. Inventory includes material, direct labor and related manufacturing overhead. The following is a summary of inventory by business line (unaudited) at September 30, 2009:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$260,000	$29,000	$289,000
Humidity sensor and battery tester	—	—	—
Grass	48,000	—	48,000

Total	$308,000	$29,000	$337,000

The following is a summary of inventory by business line at December 31, 2008:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$286,000	$16,000	$302,000
Humidity sensor and battery tester	30,000	5,000	35,000
Grass	40,000	—	40,000

Total	$356,000	$21,000	$377,000

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
Land Use Right — All land in the PRC is government owned and cannot be sold to any individual or company. IPA China acquired rights for the land occupied by its manufacturing facility during 2005 for RMB 5,000,000 or approximately $605,000. The land lease is for 30 years. Accordingly, the land use right is amortized on the straight-line method over 30 years. In the first quarter of 2009, VGE leased approximately 45 hectares (111 acres) of land in Guangdong province of the PRC for 20 years at a cost of RMB 172,080 or approximately $25,000 every three years. In the third quarter of 2009, VGE signed a lease for approximately 55 hectares (136 acres) of land in Guangdong province. The lease began October 1, 2009 for about 29 years at a cost of approximately RMB 65,000 or approximately $8,000 per year. This land is used to grow Giant King Grass.
Intangible Assets — The Company’s intangible assets consist of, among other things, (1) licenses to patents that are amortized over periods through the expiration date of the patents (up to twenty years); (2) software application code that is amortized over three years; and (3) software licenses with an estimated useful life of five years. All intangible assets are subject to impairment tests on an annual or periodic basis. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (codified in FASB ASC Topic 360).
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
Fair Value of Financial Instruments — SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (codified in FASB ASC Topic 85), requires the Company to disclose estimated fair values of financial instruments. The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes — The Company utilizes FAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2008 and 2009. For 2008, IPA China was eligible for a reduced income tax at 50% of the normal income tax rate. Beginning January 1, 2009, IPA China will be subjected to the normal income tax rate. IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.
Revenue Recognition — Product Revenue. VIASPACE has generated revenues to date on product revenue shipments. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) (codified in FASB ASC Topic 605), VIASPACE recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point. If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed. Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.
Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined. Ionfinity has generated revenues to date on fixed-price contracts for government contracts. These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone. Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government. The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) (codified in FASB ASC Topic 605),. In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.
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
Segment Reporting and Geographic Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Stock Based Compensation — VIASPACE and DMFCC have stock-based compensation plans. Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) (codified in FASB ASC Topic 718), using the modified prospective application transition method. The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.
Net Income (Loss) Per Share — The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS No. 128”) (codified in FASB ASC Topic 260), and SEC SAB No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.
Research and Development — The Company charges research and development expenses to operations as incurred.
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable are comprised of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

U.S. Government customers	$67,000	$32,000
Framed artwork customers	508,000	247,000

Total accounts receivable	575,000	279,000
Less: Allowance for doubtful accounts	(18,000)	—

Accounts receivable, net	$557,000	$279,000

NOTE 3 — PREPAID EXPENSES
During 2008 and 2009, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 and an existing registration statement on Form S-8 in exchange for future services to be provided to the Company. As of September 30, 2009 and December 31, 2008, the remaining value of these agreements was $474,000 (unaudited) and $187,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.
On August 25, 2008, the Board of Directors of the Company awarded nine million shares each to Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, COO; and Mr. Stephen Muzi, CFO; as compensation for services rendered to the Company. In addition, one million shares were awarded to Mr. Rick Calacci, Director, for services rendered to the Company. All of these shares had a one-year restriction attached to them that expired August 24, 2009. The value of the shares on the date of grant was $775,500 which was expensed monthly through August 24, 2009. As of September 30, 2009 and December 31, 2008, the unamortized value of these common shares was zero (unaudited) and $501,000, respectively, and is included in prepaid expenses in the accompanying consolidated balance sheets.
Other prepaid expenses were $49,000 (unaudited) and $109,000 at September 30, 2009 and December 31, 2008, respectively.

NOTE 4 — FIXED ASSETS
Fixed assets are comprised of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Computer equipment and office equipment	$216,000	$369,000
Machinery and equipment	256,000	206,000
Building	627,000	606,000
Vehicles	144,000	144,000
Leasehold improvements	1,000	26,000

Total property and equipment	1,244,000	1,351,000
Less: Accumulated depreciation	480,000	558,000

Fixed assets, net	$764,000	$793,000

NOTE 5 — LAND USE RIGHT
Land use right is composed of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

Land use right	$669,000	$605,000
Less: Accumulated amortization	112,000	91,000

Land use right, net	$557,000	$514,000

The amortization for the next five years will be: 2010 — $38,000; 2011 — $38,000; 2012 — $33,000; 2013 — $30,000; and 2014 — $20,000.
NOTE 6 — INTANGIBLE ASSETS
Intellectual Property
Intangible asset balances related to intellectual property are comprised of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)

License to patent	$380,000	$380,000
Less: Accumulated amortization	213,000	201,000

Intellectual property, net	$167,000	$179,000

The amortization expense for the next five years will be $17,000 in each year.
Grass License
As more fully explained in Note 8, the Company acquired IPA China and IPA BVI on October 21, 2008. IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called Giant King Grass that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals. The Company issued 30,576,007 of its common shares to the licensor of the Giant King Grass valued at $507,000 on the date of acquisition. The grass license is amortized over an estimated useful life of 20 years. For the nine months ended September 30, 2009, $23,000 was recorded as amortization expense. The ending balance of license to grass, net was $484,000 (unaudited) and $503,000 at September 30, 2009 and December 31, 2008, respectively. The amortization expense for the next five years will be $25,000 in each year.
Goodwill
As more fully explained in Note 8, the Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES
DMFCC. As of September 30, 2009 and December 31, 2008, the Company owned 71.4% of the outstanding shares of DMFCC.
VGE. As of September 30, 2009 and December 31, 2008, the Company owned 59.7% of the outstanding shares of VGE.
Ionfinity. As of September 30, 2009 and December 31, 2008, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four total seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company. The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.
VIASPACE Security. As of September 30, 2009 and December 31, 2008, the Company owned 100% of the outstanding shares of VIASPACE Security. This subsidiary is currently inactive as the assets of VIASPACE Security were sold to a third party on December 22, 2008.
Concentric Water. As of September 30, 2009 and December 31, 2008, the Company owned 100% of the membership interests of Concentric Water. This subsidiary is currently inactive.
NOTE 8 — ACQUISITION OF IPA
On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Sung Hsien Chang (“Chang”), and China Gate Technology Co., Ltd., a Brunei Darussalam company (“Licensor”). Under the Purchase Agreement, we agreed to acquire 100% of IPA BVI, and the entire equity interest of IPA China from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $15.832 million in a combination of cash, and newly-issued shares of VIASPACE and VGE shares. In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sublicensed certain fast growing grass technology to IPA China.
The acquisition will be completed through two closings. At the first closing on October 21, 2008 (“First Closing”), VGE issued 3,500,000 newly-issued shares to Chang and his designees and 5,090,000 newly issued shares to VIASPACE. VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor. Chang delivered 70% of the outstanding common stock of IPA BVI. On June 22, 2009, the parties entered into an Amendment to the Purchase Agreement that extended the Second Closing to August 21, 2009.
On August 21, 2009, the parties entered into a second Amendment to the Purchase Agreement that the VGE shares held by Chang and others were no longer subject to forfeiture even if the Second Closing did not occur. This amendment also extended the Second Closing to November 21, 2009. The Second Closing is scheduled for November 21, 2009, and VIASPACE is to pay $4,800,000 plus interest to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then at an annual rate of 6%. VIASPACE shall also issue 1.8% of its then outstanding shares of common stock as of the Second Closing to Licensor. Chang shall deliver the remaining 30% of the outstanding shares of IPA BVI to VGE even if the Second Closing does not occur. Chang will also cause IPA China to be a wholly-owned subsidiary of IPA BVI including obtaining all governmental approvals required for such transfer.
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

Under Chang’s employment agreement, VGE will grant him an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing Date. The purchase price of the option shares shall be eighty percent (80%) of the fair market value of such common stock as of the Second Closing Date. The option shall vest over 24 months beginning on the date of the Employment Agreement, with 1/24 of the option shares vesting on the first day of each month that Chang is employed with VGE. Our shareholders also entered into an agreement with Chang regarding the rights as our shareholders (“Shareholders Agreement”) to elect directors.
Under Wang’s employment agreement, VGE will grant him an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing Date. The purchase price of the option shares shall be eighty percent (80%) of the fair market value of such common stock as of the Second Closing Date. The option shall vest over 24 months beginning on the date of the Employment Agreement, with 1/24 of the option shares vesting on the first day of each month that Wang is employed with VGE.
VIASPACE and VGE’s obligations to consummate the Second Closing is conditioned upon, among other things, the transfer of the equity of IPA China from Chang to IPA BVI and the execution of the assignment of the right to grow and harvest fast-growing proprietary grasses from Licensor to IPA China.
Also, pursuant to the second Amendment, VIASPACE irrevocably assigned to Chang and Licensor the VIASPACE shares issued to Chang and Licensor in the First Closing of the Purchase Agreement. Licensor agreed to limit sales of VIASPACE common shares issued at the First Closing to 8,800,000 shares in any 90-day period. Additionally, in the event that the Second Closing fails to occur and conditions to VIASPACE’s closing obligations to the Second Closing as set forth in the Purchase Agreement have been satisfied, then (1) Chang and/or his designees shall retain VGE Shares, (2) VIASPACE shall transfer all shares of VGE common stock it holds to Chang, (3) Chang will deliver the remaining 30% equity interest of IPA-BVI to VGE, such that VGE shall receive all equity securities of IPA-BVI, and (4) if VGE’s common stock is not listed on a Trading Market as of the Second Closing Deadline, Chang shall also receive such number of shares of VIASPACE common stock so that Chang shall own a majority of the outstanding shares of VIASPACE common stock as of the date of issuance.
On October 13, 2009 the parties to the Purchase Agreement entered into the third Amendment to the Securities Purchase Agreement in which the parties agreed that in the event that the Second Closing fails to occur and VIASPACE’s closing conditions to the Second Closing have been satisfied by Chang, then (1) Chang and his designees shall retain the 3,500,000 VGE shares issued at the First Closing, (2) VIASPACE shall transfer all shares of VGE common stock it holds to Chang, (3) Chang will deliver the remaining 30% equity interest of IPA BVI to VGE, such that VGE shall receive all equity securities of IPA BVI, and (4) if VGE’s common stock is not listed on a Trading Market as of the Second Closing Deadline, Chang shall also receive such number of shares of VIASPACE common stock so that Chang shall own a majority of the outstanding shares of VIASPACE common stock as of the date of issuance. In addition, the parties clarified that the three year non-competition clause to engage in the grass business starting from the date of the First Closing does not apply to VGE and Messrs. Kukkonen and Muzi, but only to VIASPACE and its other affiliates. Further, we deleted the obligation of Licensor to assign the grass license to VGE.
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
As required by the Purchase Agreement, VGE filed a Form S-1 Registration Statement with the SEC on June 3, 2009 covering the resale of all or such maximum portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations. The second Amendment extends until November 21, 2009, the date that VGE shall use its best efforts to qualify its Common Stock for quotation on a trading market. If VGE’s Registration Statement is declared effective by the SEC on or before November 21, 2009, the Second Closing Deadline will be extended until December 21, 2009.

Provided the Second Closing has occurred, if VGE common stock is not listed on a trading market within 396 days after the First Closing, then VIASPACE will issue to Chang the number of shares of its common stock equivalent to $5,600,000. The stock price will be calculated as the average closing price of VIASPACE’s common stock during the 60 day period prior to and including the Second Closing Date.
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
The value paid by VIASPACE and VGE for the acquisition was $15,832,000 composed of: fair market value of VIASPACE stock issued for assets acquired — $4,589,000; VIASPACE loan to Mr. Sung Chang — $4,800,000; and VIASPACE minority interest in VGE — $6,443,000. The net assets acquired totaled $3,003,000. The excess of value paid for the acquisition in excess of net assets acquired was assigned to: grass license — $507,000 and goodwill — $12,322,000 which are recorded on the balance sheet of VIASPACE.
The acquisition of IPA occurred on October 21, 2008. The following table reflects the Company’s consolidated unaudited results of operations for the three and nine months ended September 30, 2008, as if the acquisition occurred on January 1, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Unaudited)	(Unaudited)
Revenues — as reported	$99,000	$120,000

Revenues — pro forma	$2,318,000	$4,829,000

Net Income — as reported	$(3,537,000)	$(7,764,000)

Net Income — pro forma	$(3,264,000)	$(7,345,000)

Earnings per share — basic and diluted — as reported	$(0.01)	$(0.02)

Earnings per share — basic and diluted — pro forma	$(0.01)	$(0.02)

*	Less than $0.005 per common share
NOTE 9 — DISCONTINUED OPERATIONS
Return of Battery License to Caltech
On August 11, 2009, the Company and California Institute of Technology (“Caltech”) entered into an agreement whereby the Company returned to Caltech the license it received from Caltech on August 15, 2007 related to certain electrochemical thermodynamic measurement system technology. In exchange for the return of this license and $25,000, Caltech cancelled $134,000 in patent costs related to the electrochemical thermodynamic measurement system technology and patent costs related to DMFCC fuel cell technology licensed from Caltech. The Company also agreed to return its fuel cell patents to Caltech if it ever fails to maintain the patents or if it fails by August 11, 2013 to commercialize or license one or more of the fuel cell patents received from Caltech. The Company is free to not maintain one or more individual patents if they do not meet business objectives in which case such individual patent shall revert back to Caltech. If the portfolio is returned to Caltech, DMFCC will be granted a royalty-free nonexclusive license without the right to sublicense to the patents covering the ability to make, use, sell, offer to sell and import the items covered by the patents.
Sale of Assets of VIASPACE Security
On December 22, 2008, the Company (the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Knovitech, Inc., a Delaware corporation (the “Buyer”). Pursuant to the Purchase Agreement, the Company transferred certain assets described below for $479,000 (“Purchase Price”). $200,000 of the Purchase Price was paid Buyer as a deposit. An additional $279,000 was paid by Buyer’s assumption of certain indebtedness of Seller as evidenced by that certain promissory note executed and delivered by Seller in the original principal amount of $250,000 plus accrued interest of $29,000 executed by Seller in favor of Rhino Steel Manufacturing Ltd. and subsequently acquired by SNK Capital Trust (“Rhino Note”).

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
Assets excluded from the transfer, included among other things: trademark, logo, trade name and corporate name, URLs, websites relating to and incorporating the name “VIASPACE”, and Direct Methanol Fuel Cell Corporation, and “DMFCC”; Seller’s Equipment including without limitation, furniture, fixtures, computers and tenant improvements and computer servers, not otherwise expressly included; the energy businesses, including without limitation the humidity sensor, battery tester, and battery businesses and also Seller’s member interest in Ionfinity LLC; Seller’s Accounts Receivable for products or services arising out of transactions prior to closing; and equity securities of, or any other rights, interests or privileges pertaining to any of Seller’s subsidiaries.
Seller granted Buyer an option to purchase the humidity sensor, battery tester, and battery businesses and Seller’s share in Ionfinity LLC for $400,000. This option expired April 18, 2009.
The Company recorded a gain on sale of assets related to this Purchase Agreement of $452,000 in the fourth quarter of 2008. Discontinued operations of $1,193,000 for the nine months ended September 30, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.
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
Seller, through its designated representatives Carl Kukkonen, CEO and Stephen Muzi, CFO, will provide support and consulting services to Buyer relating to the manufacturing of the Assets and the modification of the Assets to Buyer applications, including testing and troubleshooting, for sixty (60) days after the sale.
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

The Company recorded a gain on sale of assets related to this Landtec Purchase Agreement of $176,000 in the second quarter of 2009. Discontinued operations of $390,000 for the nine months ended September 30, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.
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
The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board. An aggregate of 117,819,554 shares were available for future grant at September 30, 2009. During the nine months ended September 30, 2009, the Company granted 19,538,462 stock options to board members, employees and consultants to purchase common shares with exercise prices of ranging between $0.0094 and $0.0225 per share. During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.
For the nine months ended September 30, 2009, the Company issued 23,084,563 shares of common stock under the Plan to employees, directors and consultants for services provided to the Company. The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $352,000 for the nine months ended September 30, 2009.
SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Consolidated Statements of Operations.
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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued, including those issued to employees, directors, consultants and advisory board members for the three or nine months ended September 30, 2009 and 2008, the fair value was estimated at the date of grant using the following range of assumptions:

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Risk free interest rate	2.53% – 3.31%	3.28% – 3.42%
Dividends	0%	0%
Volatility factor	126.13% – 134.16%	118.81% – 122.90%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	28.6% – 49.9%	0% – 16.3%
Employee and Director Option Grants
The following table summarizes activity for employees and directors in the Company’s Plan for 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	8,130,000	$0.04
Granted	18,000,000	0.02
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2009	26,130,000	$0.03	8.5	$79,000

Exercisable at September 30, 2009	6,786,875	$0.03	8.5	$32,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2009 was $0.0143 per share. The Company recorded $166,000 of compensation expense for employee and director stock options during 2009. At September 30, 2009, there was a total of $302,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one half years. At September 30, 2009, the fair value of options vested for employees and directors was $164,000. There were no options exercised during 2009.

Consultant Option Grants
The following table summarizes activity for consultants in the Company’s Plan for 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	—	$—
Granted	1,538,462	0.02
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2009	1,538,462	$0.02	2.8	$7,000

Exercisable at September 30, 2009	1,538,462	$0.02	2.8	$7,000

The weighted-average grant date fair value of stock options granted to consultants during 2009 was $0.015 per share. The Company recorded $23,000 of compensation expense for consultant stock options during 2009. At September 30, 2009, there was a total of zero unrecognized compensation costs related to non-vested share-based compensation arrangements. At September 30, 2009, the fair value of options vested for consultants was $37,000. There were no options exercised during 2009.
Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan
DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors. As of September 30, 2009, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan. Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants. During the period ended September 30, 2009, DMFCC issued no stock options.
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
The following table summarizes activity in the DMFCC Option Plan for the period ended September 30, 2009:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term In Years	Value

Outstanding at December 31, 2008	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2009	1,396,000	$.02	5.7	$45,000

Exercisable at September 30, 2009	1,396,000	$.02	5.7	$45,000

DMFCC recorded zero stock option compensation expense during 2009 and 2008. There were no options exercised during 2008.
Warrants
The Company has issued warrants to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.

NOTE 11 — LONG-TERM DEBT
Concentric Water entered into a long-term debt agreement with the Community Development Commission (“CDC”) in 2004 for $100,000, with interest of 5%, monthly payments of $1,610, with the final payment due in September 2009. The loan was secured by the assets of Concentric Water. The Company did not make the final payment in September 2009 and is currently negotiating with the CDC to change the payment terms.
VIASPACE Security entered into a long-term debt agreement with the CDC in 2004 for $50,000, with interest of 5%, monthly payments of $1,151, with the final payment due in September 2009. The loan was secured by the assets of VIASPACE Security. The Company did not make the final payment in September 2009 and is currently negotiating with the CDC to change the payment terms.
Summary of Loans and Long-Term Debt
Loans and Long-term debt is comprised of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
	(Unaudited)
CDC of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	$9,000	$9,000
CDC of the County of Los Angeles, secured, with interest at 5% due September 1, 2009	35,000	35,000

Total Long-term Debt	44,000	44,000
Less Current Portion of Long-term Debt	44,000	44,000

Net Long-term Debt	$—	$—

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on November 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company. Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%. The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet. At September 30, 2009, there is accrued interest of $353,000 (unaudited) related to this loan included in accrued expenses.
NOTE 12 — STOCKHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2009 (unaudited) and December 31, 2008, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares. The par value of the preferred stock is $0.001. There were no shares outstanding of preferred stock as of September 30, 2009 and December 31, 2008.
Common Stock
As of September 30, 2009 (unaudited) and December 31, 2008, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares. The par value of the common stock is $0.001. Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.
As of December 31, 2008, there were 814,336,863 shares of common stock outstanding. During 2009, the Company issued 23,084,563 shares of common stock under an existing Form S-8 Registration Statement to employees and consultants for services provided or to be provided to the Company. In addition, the Company issued 44,474,940 unregistered shares of common stock to employees, directors, consultants and vendors for services provided or to be provided to the Company. All of the share issuances in 2009 were recorded at fair market value on the date of grant. As of September 30, 2009, there were 881,896,366 (unaudited) shares of common stock outstanding.
NOTE 13 — INCOME TAX
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has accrued no interest or penalties at September 30, 2009. As of the date of these financial statements, the 2007, 2006, and 2005 income tax years are open to the possibility of examination by federal, state, or local taxing authorities.
The Company did not record a provision for income taxes for the nine months ended September 30, 2009 as a result of operating losses for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

NOTE 14 — RETIREMENT PLAN
Effective March 1, 2006, the Board approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covered employees of the Company and its subsidiaries. The 401(k) Plan was closed on March 1, 2009.
NOTE 15 — OPERATING SEGMENTS
The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). For the three and nine months ended September 30, 2009, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.
The Company operates in four reportable segments. The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment. The operations of Ionfinity are included in the Security segment. The operations of IPA China and IPA BVI are included in the Framed Artwork segment. The operations of VGE are included in the Grass segment.
Effective with the acquisition of IPA by VGE on October 21, 2008, the Company added two reportable segments. One is the framed-artwork segment which specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores. In addition, there is a grass business segment, which plans to grow, harvest and sell Giant King Grass as a livestock feed as well as a future feedstock for biofuel production.
Energy Segment:
(i)	DMFCC: DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells are expected to be replacements for traditional batteries and are expected to gain a substantial market share in the future because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge.
(ii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including batteries and battery test equipment, alternative fuels, and new products to conserve energy and reduce emissions.
Security Segment:
(i)	Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.
Framed-Artwork Segment:
(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the U.S.
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
Information on reportable segments for the three and nine months ending September 30, 2009 and 2008 are shown below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Energy	$—	$36,000	$57,000	$40,000
Security	171,000	63,000	533,000	80,000
Framed-Artwork	1,064,000	—	2,935,000	—
Grass	—	—	—	—

Total Revenues	$1,235,000	$99,000	$3,525,000	$120,000

Income (Loss) From Operations:
Energy	$(25,000)	$(380,000)	$(45,000)	$(905,000)
Security	14,000	15,000	66,000	6,000
Framed-Artwork	186,000	—	576,000	—
Grass	(156,000)	—	(676,000)	—

Income (Loss) From Operations by Reportable Segments	19,000	(365,000)	(79,000)	(899,000)
Corporate Administrative Costs	(134,000)	(1,162,000)	(451,000)	(3,088,000)
Corporate Stock Compensation and Warrant Expense	(459,000)	(1,270,000)	(1,439,000)	(2,404,000)

Loss From Operations	$(574,000)	$(2,797,000)	$(1,969,000)	$(6,391,000)

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets:
Energy	$176,000	$202,000
Security	182,000	134,000
Framed-Artwork	4,922,000	5,179,000
Grass	199,000	193,000
VIASPACE Corporate	13,415,000	13,662,000

Total Assets	$18,894,000	$19,370,000

The Company had one framed-artwork customer who made up 67% and 63% of the consolidated revenues of the Company for the three and nine months ended September 30, 2009, respectively.
NOTE 16 — NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128. Under the provision of SFAS No. 128, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS No. 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.
The following table sets forth common stock equivalents (potential common stock) for the three and nine months ended September 30, 2009 and 2008 that are not included in the loss per share calculation since their effect would be anti-dilutive:

	(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

Stock Options	27,668,462	16,082,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended September 30, 2009 and 2008, respectively:

	(Unaudited)			(Unaudited)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008
Basic and diluted net loss per share:
Numerator:

Net loss attributable to common stock		$(664,000)	$(3,537,000)		$(2,070,000)	$(7,764,000)

Denominator:

Weighted average shares of common stock outstanding		878,922,545	458,693,837		858,652,181	415,897,314

Net loss per share of common stock, basic and diluted	$	*	$(0.01)	$	*	$(0.02)

*	Less than $0.005 per share
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
Related Party Receivables
Mr. Sung Hsien Chang, President of VGE and CEO of IPA China and IPA BVI, owes $1,009,000 to IPA BVI at September 30, 2009. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately and also does business with IPA China. JJ owes IPA BVI $706,000 at September 30, 2009. IPA China recorded revenues of $233,000 during the nine months ended September 30, 2009 from JJ. An employee of IPA China owes $204,000 to VGE at September 30, 2009. Total related party receivables are $1,919,000 at September 30, 2009.
Related Party Payables
At September 30, 2009, the Company included as a related party payable $173,000 representing accrued salary and partner draw due to Dr. Kukkonen, CEO, and Mr. Amjad Abdallat, former VP, by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002. In addition, at September 30, 2009, the Company owes $230,000 to Dr. Kukkonen and Mr. Abdallat for earned salary in 2008 and 2009 that has not been paid and is included in related party payables at September 30, 2009.
On October 31, 2006, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Denda Associates Co. Ltd. (“Denda Associates”). Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company. Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons. As of September 30, 2009, $11,000 is owed to Mr. Denda.
As of September 30, 2009, VGE owes salary payments of $72,000 to related parties including Mr. Sung Chang, the President and a director of VGE.
As of September 30, 2009, Ionfinity owes salary payments of $4,000 to related parties including two directors of Ionfinity.
IPA China owes $19,000 to an employee of IPA China at September 30, 2009.

Total related party payables are $509,000 at September 30, 2009.
As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on November 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company. Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%. The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet. At September 30, 2009, there is accrued interest of $353,000 (unaudited) related to this loan included in accrued expenses.
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
NOTE 18 — OTHER COMMITMENTS AND CONTINGENCIES
Leases
On May 1, 2006, the Company relocated its office and laboratory space to a new location and entered into a five year lease. Future minimum lease payments due under this lease subsequent to September 30, 2009 are as follows:

Fiscal Year

2010	$96,000
2011	80,000

Total minimum lease payments	$176,000

The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Rent expense charged to operations for 2009 and 2008 was $101,000 and $35,000, respectively.
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

NOTE 19 — FINANCIAL ACCOUNTING DEVELOPMENTS
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 9, 2009.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in Notes to the Consolidated Financial Statements.
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
NOTE 21 — SUBSEQUENT EVENT
On October 13, 2009 the parties to the Purchase Agreement discussed in Note 8 entered into the third Amendment to the Securities Purchase Agreement in which the parties agreed that in the event that the Second Closing fails to occur and VIASPACE’s closing conditions to the Second Closing have been satisfied by Chang, then (1) Chang and his designees shall retain the 3,500,000 VGE shares issued at the First Closing, (2) VIASPACE shall transfer all shares of VGE common stock it holds to Chang, (3) Chang will deliver the remaining 30% equity interest of IPA BVI to VGE, such that VGE shall receive all equity securities of IPA BVI, and (4) if VGE’s common stock is not listed on a Trading Market as of the Second Closing Deadline, Chang shall also receive such number of shares of VIASPACE common stock so that Chang shall own a majority of the outstanding shares of VIASPACE common stock as of the date of issuance. In addition, the parties clarified that the three year non-competition clause to engage in the grass business starting from the date of the First Closing does not apply to VGE and Messrs. Kukkonen and Muzi, but only to VIASPACE and its other affiliates. Further, we deleted the obligation of Licensor to assign the grass license to VGE.

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
VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. The direct methanol fuel cell was invented at JPL and the University of Southern California. VIASPACE subsidiary Direct Methanol Fuel Cell Corporation has licensed these patents from Caltech. VIASPACE became a public company on June 22, 2005. On October 21, 2008, the Company and its then wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US. IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province (“IPA China”) which also has a worldwide license to cultivate and sell Giant King Grass — a natural hybrid, non-genetically modified, extremely fast-growing, perennial grass that is suitable for livestock feed as well as a feedstock for biofuel production. The Giant King Grass has the potential to be used in the production of nonfood crop based biofuels such as cellulosic ethanol, methanol and green gasoline; burned directly in power plants as a clean substitute for coal, and in the more immediate term, as animal feed for dairy cows, pigs, sheep, goats, fish and other animals.
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
Results of Operations
Three Months Ended September 30, 2009 Compared to September 30, 2008
Revenues
Revenues were $1,235,000 and $99,000 for 2009 and 2008, respectively, an increase of $1,136,000. IPA BVI and IPA China recorded revenues of $1,064,000 from the sales of framed-artwork primarily to retail U.S. customers. There were no revenues recognized in 2008 for IPA BVI and IPA China as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. Ionfinity incurred higher revenues of $109,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008. DMFCC recorded decreased sales of $37,000 from 2008 to 2009.

Cost of Revenues
Costs of revenues were $762,000 and $76,000 for 2009 and 2008, respectively, an increase of $686,000. IPA BVI and IPA China incurred costs related to its framed-artwork totaling $609,000. There were no costs of revenues for framed-artwork recognized in 2008 as the acquisition of IPA occurred on October 21, 2008. Ionfinity recorded increased cost of revenues of $106,000 during 2009 as compared with 2008 due to the beginning of its Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008. DMFCC recorded decreased cost of revenues of $29,000 due to lower sales in 2009 for this period.
Gross Profit
The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was an increase in gross profits from $23,000 in 2008 to $473,000 in 2009, an increase of $450,000.
Research and Development
Research and development expenses were $6,000 and $266,000 for 2009 and 2008, respectively, a decrease of $260,000. Consulting expenses decreased by $236,000 due to the termination of consultants performing research and development assignments. Other research and development expenses, net, decreased $24,000. Research and development will continue at DMFCC in 2009 but at lower levels compared with 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1,041,000 and $2,554,000 for 2009 and 2008, respectively, a decrease of $1,513,000. Selling payroll, payroll benefits and commissions increased $133,000 in 2009 as compared with 2008 primarily due to higher commissions in the framed-artwork business segment. There were no commissions paid in the framed-artwork segment in 2008 as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. General and administrative payroll and payroll benefit costs increased $51,000 primarily due to salaries paid by VGE in 2009 and no salaries paid by VGE in 2008. Stock compensation expense related to stock options decreased by $326,000 during 2009 as compared with 2008 as many stock options were cancelled in 2008. Stock compensation related to the Company issuing stock to employees, consultants and vendors in lieu of cash payments for services decreased $517,000 in 2009 as compared to the same period in 2008 as the Company has lower staff levels in 2009 versus the same period of 2008. The Company’s consulting expenses decreased by $235,000 in 2009 as compared to 2008 as fewer consultants were used in Company’s operations. The Company’s accounting fees increased $30,000 due to higher audit fees. The Company incurred higher legal fees by $32,000 due to additional fees related to the Form S-1 Registration statement for VGE. The Company incurred lower public relations and investor relations fees of $717,000 as compared with the same period of 2008. Other selling, general and administrative expenses, net, increased by $36,000 during 2009. We expect that selling, general and administrative expenses will continue in 2009 to be lower than 2008 levels.
Loss from Operations
The resulting effect on these changes in gross profits, research and development expenses and selling, general and administrative expenses from 2008 to 2009 was a decrease in the loss from operations from $2,797,000 in 2008 to $574,000 in 2009, a decrease of $2,223,000.
Other Income (Expense), Net
Interest Expense
Interest expense increased by $60,000 from 2008 to 2009, primarily as a result of interest expense being accrued on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008 as discussed in Note 8.
Other Income and Other Expense
Other income decreased $69,000 from 2008 to 2009.

Discontinued Operations
As explained in Note 9, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000. In addition, in Note 9, the Company explains that it sold its laser-based humidity sensor business to Landtec for $210,000. Discontinued operations loss of $794,000 for the three months ended September 30, 2008, related to the operations of these discontinued business units are shown in the accompanying consolidated statements of operations.
Nine Months Ended September 30, 2009 Compared to September 30, 2008
Revenues
Revenues were $3,525,000 and $120,000 for 2009 and 2008, respectively, an increase of $3,405,000. IPA BVI and IPA China recorded revenues of $2,935,000 from the sales of framed-artwork primarily to retail U.S. customers. There were no revenues recognized in 2008 for IPA BVI and IPA China as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. Ionfinity incurred higher revenues of $453,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008. VIASPACE recorded increased revenues of $2,000 related to a battery sale in 2009. DMFCC recorded increased sales of $15,000 from 2008 to 2009 related to a fuel cell contract it has with Samsung.
Cost of Revenues
Costs of revenues were $2,145,000 and $85,000 for 2009 and 2008, respectively, an increase of $2,060,000. IPA BVI and IPA China incurred costs related to its framed-artwork totaling $1,643,000. There were no costs of revenues for framed-artwork recognized in 2008 as the acquisition of IPA occurred on October 21, 2008. Ionfinity recorded increased cost of revenues of $399,000 during 2009 as compared with 2008 due to the beginning of its Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008. DMFCC recorded increased cost of revenues of $18,000 due to higher sales in 2009 compared with 2008.
Gross Profit
The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was an increase in gross profits from $35,000 in 2008 to $1,380,000 in 2009, an increase of $1,345,000.
Research and Development
Research and development expenses were $24,000 and $460,000 for 2009 and 2008, respectively, a decrease of $436,000. Consulting expenses decreased by $340,000 due to the termination of consultants performing research and development assignments. Payroll and payroll benefits decreased $47,000 in 2009 as compared with 2008 as the Company laid off certain employees. Other research and development expenses, net, decreased $49,000. Research and development will continue at DMFCC in 2009 but at lower levels compared with 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3,325,000 and $5,966,000 for 2009 and 2008, respectively, a decrease of $2,641,000. Selling payroll, payroll benefits and commissions increased $301,000 in 2009 as compared with 2008 primarily due to higher commissions in the framed-artwork business segment. There were no commissions paid in the framed-artwork segment in 2008 as the acquisition of IPA BVI and IPA China occurred on October 21, 2008. General and administrative payroll and payroll benefit costs increased $166,000 primarily due to salaries paid by VGE in 2009 and no salaries paid by VGE in 2008. Stock compensation expense related to stock options decreased by $1,228,000 during 2009 as compared with 2008 as many stock options were cancelled in 2008. Stock compensation related to the Company issuing stock to employees, consultants and vendors in lieu of cash payments for services increased $163,000 in 2009 as compared to the same period in 2008. The Company’s consulting expenses decreased by $580,000 in 2009 as compared to 2008 as fewer consultants were used in Company’s operations. The Company’s accounting fees increased $123,000 due to higher audit fees. The Company incurred lower legal fees of $77,000 due to lower fees related to patents and investment activities. The Company incurred lower public relations and investor relations fees of $1,576,000 as compared with the same period of 2008. Other selling, general and administrative expenses, net, increased by $67,000 during 2009. We expect that selling, general and administrative expenses will continue in 2009 to be lower than 2008 levels.

Loss from Operations
The resulting effect on these changes in gross profits, research and development expenses and selling, general and administrative expenses from 2008 to 2009 was a decrease in the loss from operations from $6,391,000 in 2008 to $1,969,000 in 2009, a decrease of $4,422,000.
Other Income (Expense), Net
Interest Income
Interest income decreased $6,000 from 2008 to 2009 due to the Company maintaining lower cash balances than the prior year.
Interest Expense
Interest expense increased by $323,000 from 2008 to 2009, primarily as a result of interest expense being accrued on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008 as discussed in Note 8.
Other Income and Other Expense
Other income decreased $144,000 from 2008 to 2009 due to the Company not incurring additional other income in 2009.
Gain on Sale of Humidity Sensor Product Line
On April 20, 2009, the Company into an Asset Purchase and Support Services Agreement with Landtec North America. The Purchased Assets primarily included assets related to the Seller’s tunable diode laser-based humidity sensor business. Seller also agreed to cause certain of its consultants and employees to provide support services for a period of 60 days after the closing. Landtec agreed to pay $210,000 for the purchased assets and support services. The Company recorded a gain on sale of assets related to this Landtec Purchase and Support Services Agreement of $176,000 in the second quarter of 2009.
Discontinued Operations
As explained in Note 9, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000. In addition, in Note 9, the Company explains that it sold its laser-based humidity sensor business to Landtec for $210,000. Discontinued operations loss of $1,583,000 for the nine months ended September 30, 2008, related to the operations of these sold business units are shown in the accompanying consolidated statements of operations. In addition, income of $12,000 is shown as discontinued operations for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Net cash used in operating activities was $721,000 for the nine months ended September 30, 2009. The Company’s net loss was $2,070,000 in 2009. Non-cash expenses totaled $1,585,000 for the first nine months of 2009, composed primarily of stock compensation expense related to stock issued to employees, directors and consultants. General working capital used $60,000 in cash for the nine months of 2009. Related party, net, used $176,000 in cash during 2009.
Net cash provided by investing activities was $69,000 for the nine months ended September 30, 2009, primarily related to proceeds received on the sale of assets to Landtec of $210,000. The Company had capital expenditures of $77,000 and $64,000 in costs association with land leases in the PRC for land to grow Giant King Grass.
The Company recorded $800,000 in cash flows from financing activities for the nine months ended September 30, 2009 related to related party loans to Mr. Sung Chang.
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

Contractual Obligations
The following table summarizes our long-term contractual obligations at September 30, 2009:

		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years

Long-term debt obligations (a)	$44,000	$44,000	$—	$—	$—

Operating lease obligations (b)	$176,000	$96,000	$80,000	$—	$—

Employment agreements (c)	$806,000	$744,000	$62,000	$—	$—

(a)	The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)	The Company leased office and laboratory space in Pasadena, California and entered into a five-year lease on May 1, 2006. The Company vacated its office space on March 1, 2009. The Company and the landlord are actively looking for a new tenant to assume this lease. Future minimum lease payments are noted.

(c)	Employment agreements: On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Hsien Chang, Mr. Stephen Muzi and Mr. Maclean Wang. Dr. Kukkonen would serve as Chief executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi receives $180,000 per annum and Mr. Wang receives $84,000 per annum. Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment. These employment agreements are terminated if the Company fails to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 8.
There are no other major outstanding contractual obligations.
Inflation and Seasonality
We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements as of September 30, 2009.

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
Changes in internal controls over financial reporting. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company does not have any legal proceedings as of September 30, 2009.
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
Our net loss for the nine months ended September 30, 2009 was $2,070,000. The Company’s net loss has decreased in 2009 from 2008 although we are not yet profitable on a consolidated basis. Beginning in the fourth quarter of 2008, the Company made major changes to address this issue including laying off certain of its staff to reduce operating expenses and selling non-core and as yet non-profitable business units. The Company is now focused primarily on three main business units including the fuel cell business, grass business and framed-artwork business. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from the fuel cell business, grass business and framed-artwork business to offset expenses. Because we have a limited history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.
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
The Company had one customer who made up 67% and 63% of the consolidated revenues of the Company for the three and nine months ended September 30, 2009, respectively. We believe that this trend of revenues to a few customers will continue in the near future. A loss of any customer by the Company could significantly reduce recognized revenues.

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
The Company has 1,500,000,000 authorized shares of common stock, of which 881,896,366 were issued and outstanding as of September 30, 2009. Of these issued and outstanding shares, 374,025,292 shares (41.0% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, Former COO and Director; Mr. Sung Hsien Chang, President of VGE and CEO of IPA BVI and IPA China; and SNK Capital Trust). On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011. No other shares are currently subject to any lock-up arrangement. Of the total shares issued and outstanding at September 30, 2009, 380,140,061 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. A total of 501,756,305 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 6, 2009 and July 20, 2009, the Company issued Dr. Kukkonen, CEO of the Company, a combined total of 2,929,443 unregistered shares of the Company’s common stock in exchange for salary at valued at $61,000 on the date of issuance. On August 26, 2009 and September 1, 2009, the Company issued vendors 845,297 unregistered shares of the Company’s common stock in exchange for administrative services valued at $17,000 on the date of issuance. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We made a determination that these parties were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each party was given or had access to detailed financial and other information with respect to the Company. These vendors acquired the shares for investment purposes without view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares. Further, restrictive transfer legends were placed on all certificates issued to these parties, and no underwriting or selling commissions were paid in connection with these share issuances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Amendment to Securities Purchase Agreement dated October 14, 2009 by and among Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. *
10.2	Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	Filed herewith.
**	Previously filed.
[SIGNATURES PAGE FOLLOWS]

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)
Date: November 16, 2009	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 16, 2009	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer