Form 10-K
period 2009-12-31
VIASPACE Inc.
filed 2010-03-31
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2102 Business Center Drive, Suite 130
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(626) 768-3360
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [_]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_], and Smaller reporting filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State issuer’s revenue for its most recent fiscal year: $4,376,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 29, 2010: $10,461,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 29, 2010: 923,458,602

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in China and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells. We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  Both the grass and the fuel cartridge businesses could represent large and recurring revenue streams.  We are growing GKG on 250 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VIASPACE is based in California with business activities in China, Korea and Japan.

VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.  VIASPACE became a public company on June 22, 2005.  On October 21, 2008, the Company and its then wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US.  IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") which also has a worldwide license to cultivate and sell GKG.  Under the current Securities Purchase Agreement dated October 21, 2008 by and among us, Chang, VGE and other parties, as amended, if the Second Closing did not occur by February 15, 2010, then we are contractually obligated to return all equity interests of VGE we hold to Chang.  However, we are negotiating with Chang in good faith to agree upon an alternate arrangement under which we would own a substantial interest in VGE and in turn, we would provide Chang debt and equity consideration.  Management is confident such an arrangement can be finalized.  To date, Chang has not demanded delivery of the VGE stock certificates from us.  However, we cannot assure you that we will enter into any such arrangement successfully.  In the event that we ultimately are unable to agree upon an alternate arrangement with Chang, then we will lose all of our equity interests in VGE.

The Company’s web site is www.VIASPACE.com.

Grass Business Division

Through our acquisition of IPA BVI and IPA China we indirectly obtained a worldwide sublicense to cultivate and sell GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels. This perennial grass can grow up to 14 feet in height. It can be harvested several times a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield).  We believe that GKG has the highest yield of any crop.  Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by several potential customers. The results have been very positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ears of corn have been harvested. Corn straw is used as fuel in many biomass power plants, and DP Clean Tech has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are thousands of biogas plants worldwide that can use GKG.  A potential pellet customer has tested and examined prototype pellets made from GKG.  In addition to these current markets, GKG can be used  as animal feed for cattle, sheep, horses, rabbits, pigs, poultry and fish.

GKG can also be used as a feedstock to make cellulosic biofuels such as ethanol, methanol and green gasoline, collectively called Grassoline.  British Petroleum recently announced plans to build a cellulosic ethanol plant in Florida using grass as a feedstock, and in the March 23, 2009 issue of Time magazine, a Toyota advertising section stated that the carbon footprint for its plug-in hybrid can be reduced by fueling the engine with cellulosic ethanol. Liquid biofuels are one of the potential future uses for our grass.

GKG as a dedicated energy crop has generated widespread interest from the renewable energy community. VIASPACE was invited to make presentations on GKG at international conferences in the US, China, Indonesia, Mexico and India. The latest presentation is available on the VIASPACE website. We have held meetings with dozens of potential customers in China, Indonesia, Thailand, Philippines, Singapore Malaysia, US and India.

The July 2009 issue of Scientific American has a cover story entitled “Grassoline” which discusses renewable low carbon, non-food, liquid biofuels made from grass and other feedstock.  The Scientific American article only covers grass grown in the U.S.  We are growing GKG, a different and more productive grass compared to those considered in the Scientific American article, in Guangdong Province China and are exploring opportunities in other semitropical and tropical areas.

Energy pellets made from dried GKG can be used as a replacement for coal in electricity generating power plants.  Reports by the U.S. Department of Energy state that 15% to 20% of coal may be replaced by burning grass in an existing power plant with only minor modifications. This process called co-firing allows utilization of the large capital investment in existing coal fired power plants while reducing their carbon dioxide emissions by 15 to 20%. GKG and other biomass have lower mercury, arsenic and sulfur emissions than coal.

There is a growing trend towards small dedicated power plants (5-30 megawatts) fueled exclusively by biomass such as grass and agricultural waste.  For example, since its founding in 2004, Dragon Power in China has built and is operating 19 power plants powered by 100% biomass.  China’s A-Power Energy Generation Systems Ltd. (Nasdaq:APWR) announced in April, May and June 2009 it has received three contracts to build a total of five biomass fueled electricity generation plants in China by the end of 2010.

On September 2, 2009, VIASPACE and VGE signed a non-binding Memorandum of Understanding (“MOU”) with DP Cleantech Co. Ltd. of Beijing China, a subsidiary of Dragon Power Group.  Pursuant to the MOU, the parties agreed to (i) review the potential of running DP’s power plants solely with GKG or in combination with agricultural waste; (ii) investigate suitable areas to grow GKG and co-locate a new power plant; (iii) and burn significant quantities of GKG in an existing  DP Cleantech power plant.  As part of their due diligence, DP Cleantech commissioned an independent analysis of GKG by the China National Center for Quality Supervision and Test of Coal which confirmed that GKG has an energy content of 18.4 megajoules (MJ) per dry kilogram (4402 kilocalories (kcal) per kilogram). DP Cleantech declared GKG suitable as a renewable feedstock for generating electric power in their power plants.

Our strategy is to first build up our grass production capabilities in China where we have 100 ha (247 acres) under cultivation. This 100 ha serves as a demonstration plot and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce initial products which will be released shortly into the marketplace; and it is a nursery to provide seedlings for a major expansion.  We plan to partner with customers worldwide on GKG plantations co-located with power plants, pellet mills, biogas facilities and biofuel plants.

We initially planted 1.2 million seedlings on land adjacent to the framed art factory in Guangzhou, Guangdong province, China.  We then obtained a 20 year lease on 45 hectares (112 acres) north of Guangzhou.  Approximately three million seedlings generated from the Guangzhou land were planted here. In the third quarter of 2009, VGE signed a lease of about 29 years for approximately 55 hectares (136 acres) of additional land in Guangdong province.  We are negotiating to lease additional land in China.  We plan to expand our grass business into other areas of the world, and have had discussions with owners and developers of power plants, pellet mills and biogas facilities in Indonesia, Thailand, Malaysia, Cambodia, Singapore, Philippines, India, Africa, United States and Europe.

Having an assured source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, rice husks and sawdust as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. Because of the feedstock uncertainty, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop will also solve this problem.

Because of its extremely high yield, GKG provides feedstock with the lowest use of land and therefore the lowest cost.  Any other energy crop with half the yield requires twice the land and other costs are nearly doubled. GKG not only allows a reliable source of feedstock supply, but offers lower cost.

Another major advantage of GKG is that it is not tied to a food crop, and it can be harvested at any time-- particularly in a tropical or subtropical area.  When corn straw is used, you have to wait for the corn to mature before you have any feedstock. At the corn harvest, a lot of feedstock is available all at one time. This corn straw has to be collected, stored and used until the next corn harvest. This is a major logistics issue. If the climate permits, GKG can be planted so that it matures continuously and allows just-in-time harvesting.

Transportation applications requiring liquid fuels and biofuels have great potential.  Most biofuels are made from plants which are a renewable resource, and use of some biofuels can significantly reduce carbon emissions.  Growing grass or any plant matter absorbs carbon dioxide from the atmosphere during photosynthesis and stores it in the plant tissue.  Subsequent burning of the grass does emit carbon dioxide into the atmosphere; however the next crop of grass 60 days later absorbs the carbon dioxide. If the process of growing, fertilizing, harvesting and transporting the grass can be done with minimal use of fossil fuels, a grass-based fuel can be a carbon neutral or low carbon process.  Burning coal, oil, or natural gas emits carbon dioxide and there is no mechanism to remove this carbon dioxide from the atmosphere.

Ethanol, which is the same alcohol in beer, wine or liquor, is the most well-known biofuel. Ethanol is blended with gasoline and burned in conventional automobile engines that have minor modifications.  In the U.S. today almost all ethanol is made from corn.  Government subsidies for ethanol have made ethanol price competitive with gasoline and much of the US corn crop now goes toward ethanol production.  These subsidies led to an increased demand for corn for ethanol production.  According to the Money Morning Corn Price Report (quoting the US Department of Agriculture), one third of U.S. corn is devoted to ethanol production, and this is expected to increase in the future.  Corn prices rose from about $2.00 per bushel at the beginning of 2006 to $7.65 in mid-2008.  Corn is currently $3.66 per bushel.  More land in the U.S. is devoted to corn production at the expense of other crops and the prices of these other crops have risen as well.

Higher food prices have led to food shortages around the globe and it has been argued that people are starving so we can make the fuel to drive our cars.   This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain.  These are called cellulosic biofuels.

Cellulosic biofuels are based on nonfood plants including grass, shrubs and trees.  These plants do not have a lot of sugar and cannot be fermented directly like corn.  They do, however, have a lot of cellulose in their leaves, stalks and branches which contain carbon and hydrogen which can then be converted into ethanol called cellulosic ethanol.

VGE has two distinct revenue models for GKG: integrated grass/fuel supply under company control, and contract support/licensing with a joint venture partner.

In the integrated grass/fuel supply model we are pursuing in China, we own or lease land and employ labor and management to grow GKG that will be used to supply domestic biomass energy markets, or exported, likely in pelletized form, to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with domestic landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers like energy investment funds.  The terms of these joint ventures will be negotiated on a case-by-case basis.

Under a contract/licensing model, the joint venture partner would provide the land, labor and management and be responsible for growing GKG. We will provide initial seedlings, crop management services and knowledge transfer for a negotiated price.  In addition, there would be an ongoing fee based on grass production.

VGE has leased land and directly employs workers where GKG is grown today in Guangdong province in southern China. This is under the integrated grass/fuel supply model. We are also in discussions with potential joint venture partners that have land and the ability to grow the grass in other regions of China and in other countries in Asia, Africa, India and South America.

Management believes both models will be important contributors to our revenue streams. Initial revenues will be 100% from the integrated grass/fuel supply model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract/licensing model with joint venture partners will be used for these remote projects.

Framed Art Business Division

Our subsidiaries, IPA BVI and IPA China (collectively “IPA”) manufacture high quality, copyrighted, framed artwork in its factory in Guangzhou China, and sell the art to large U.S. retailers through its sales organization in Atlanta, Georgia. IPA is a manufacturer and wholesaler of framed art.

The factory is on 1.6 hectares of land in China including two manufacturing buildings and one employee dorm and a dining facility.  IPA, with its framed art business, has an established and stable production facility in China and a sales and distribution network in the United States.

The acquisition of IPA was a strategic move to acquire its revenue and profit from its current framed art business, as well as the grass business. With the profits from the framed art business, we are aggressively building the grass business without having to access external capital. We plan to continue and grow the framed art business.

IPA art designers work with buyers from retail chains to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have guaranteed to us that there are no counterfeits and that all royalties have been paid.  IPA designers then mockup mattes and frames for the customer.  Once the customer decides on a print, matte and frame combination, we ship the print to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the U.S.  We provide prints, frames and packaging that are all of high quality.  An example of quality packaging is our use of protective clear plastic covers on the corners of the frame.  The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.  Our framed artwork typically retails for $50-$300.

VIASPACE Subsidiary - Direct Methanol Fuel Cell Corporation

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

Fuel cells and fuel cell powered portable electronics are being developed by large electronics companies like Samsung, and by Toshiba commercialized their first product an external power source and battery charger in 2009 .  VIASPACE does not make fuel cells, but rather we make the disposable fuel cartridges that are the energy source for these devices.  The fuel cell and cartridge is analogous to the “razor and blades” business model.  The fuel cell is like a razor and the cartridges are like razor blades.  Cartridges represent a recurring revenue stream.

Direct Methanol Fuel Cell Corporation continues to work as a cartridge partner of Samsung.  DMFCC has also delivered cartridges and cartridge components to other companies.

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

DMFCC is co-located with VIASPACE headquarters and also has representatives in Japan and Korea.  More information on DMFCC can be found on the web site www.DMFCC.com.

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

DMFCC Cartridge Manufacturing

DMFCC designs, safety tests and markets fuel cell cartridges.  DMFCC’s fuel cell cartridges are manufactured by experienced manufacturing partners that have a track record of supplying critical products to OEMs of consumer electronics.  For example, one of DMFCC’s manufacturing partners Sato Group (“SATO”) which provides printer and toner cartridges to Japanese OEMs, has manufactured DMFCC cartridges for Samsung.  DMFCC will rely on its manufacturing partners’ extensive backgrounds and experience in manufacturing products similar to its fuel cell related products.

VIASPACE Energy Products

In 2008, VIASPACE launched a line of alternative energy products which generated revenue in 2008 and early 2009 from sales of its new fuel cell (HS-1000 VIASENSOR) and lithium battery (BA-1000 VIASENSOR) testing equipment.  In 2008, we also entered into an agreement to sell a new line of batteries, established a global sales and distribution network for its testing and fuel cell energy supply products, received inquiries from major auto manufacturers, automotive test systems providers, fuel cell developers and instrumentation companies concerning expanded uses of these products, and identified new areas of opportunity.  The HS-1000 VIASENSOR business unit was sold in 2009.  The BA-1000 VIASENSOR lithium battery business was returned to Caltech in 2009 in exchange for cancellation of license fees due to Caltech.

VIASPACE has expanded into safe lithium batteries with representation of two Asian manufacturers with focus in electric bikes, larger electric vehicles (“EVs”) as well as portable electronics.  The Company is putting a minimal of resources on this product line.

VIASPACE Subsidiary - Ionfinity LLC

Ionfinity is working on a next-generation mass spectrometry (“MS”) technology, which could significantly improve the application of MS for industrial process control and environmental monitoring and could also lead to a new class of detection systems for homeland security.

Ionfinity entered into a new Phase II Army contract with its partners, including JPL, on August 4, 2008 to design a compact, field portable, stand-off high-efficiency, rugged, integrated detection and identification, system for chemical and biowarfare agents.  The Phase II Army contract is a fixed price contract and has a base value of $375,000 with a period of performance through August 3, 2009.  On July 2, 2009, the Army exercised an option for an additional year value of $375,000 to be funded from August 4, 2009 through January 3, 2011.  Approximately $375,000 in revenues was recognized in 2009 by Ionfinity on this Phase II Army contract.

Ionfinity entered into a new Phase II Navy contract with its partners, including JPL, on October 23, 2008, to develop an innovative smaller, lighter, and more sensitive electronic sniffer sensor that detects chemical, biological, radiological, explosive and illegal drug residue.  The Phase II Navy contract had a base value of $492,000 and a period of performance through April 23, 2010.  The contract is a cost plus fixed fee type of contract.  On March 16, 2010, the Navy exercised an option for Ionfinity on this contract which increased the total value from $492,000 to $1,278,000, an increase of $786,000.  Approximately $317,000 in revenues was recognized in 2009 by Ionfinity on this Phase II Navy contract.

VIASPACE Subsidiary - VIASPACE Security Inc. (formerly Arroyo Sciences, Inc.)

The majority of the assets of VIASPACE Security Inc. (“VIASPACE Security”), a wholly owned subsidiary of VIASPACE, were sold on December 21, 2008, including intellectual property developed at NASA/JPL and licensed from Caltech including a commercialization license for a real-time inference engine (software platform) called SHINE (Spacecraft Health Inference Engine).  The Company sold 100% of the common stock of VIASPACE Security to Mr. Amjad Abdallat, a former executive of VIASPACE on December 2, 2009, for back salary owed to him totaling $62,287.

Other VIASPACE Projects

The Company retains a worldwide nonexclusive license to certain patents and patent applications in the areas of interactive radio technology.

Concentric Water Technology LLC, a VIASPACE subsidiary does not have active operations was closed in 2009.

Research and Development

As discussed more fully in the section titled “Results of Operations” below, our research and development (“R&D”) expenses were $30,000 and $1,148,000 for 2009 and 2008, respectively.  The Company is putting its focus on GKG and no longer has current plans to spend money on research and development expenses.

Competition

Framed Art Business (Inter-Pacific arts, Inc. /IPA)

There are many framed art companies that compete with IPA.  For example, ICA Home Decor, Crown Arts, Wendover Art, Midwest Art and many more in the U.S. and China.  IPA benefits from having its own factory in China and concentrates on large customers that typically order framed art work by the container load with a typical order of 1400 copies of a single design.  These customers generally have many retail stores in their chains.  IPA only manufactures art after an order is placed and has virtually no inventory of framed art.  IPA guarantees its customers that all art is legitimate with full royalties paid, and that it will not sell the same product to another customer.   IPA sources high quality frame moldings, mattes and glass in China, and assembles the framed art in its factory in China.  IPA is able to control its expenses through its relationships with suppliers and control quality by assembly at its factory in China. We believe that these processes allow IPA's products to be sold at a favorable price in a competitive environment.

Grass Business Division

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol.  Monsanto is an example of a large company focusing on grass. Ceres is an example of a startup company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. The VGE GKG is a natural hybrid grass.  This hybrid is not generally available, and to our knowledge no one else is growing GKG, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe GKG has significantly higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts.  GKG is propagated by seedlings not by seeds. VGE is not selling seedlings to third parties, but is focusing on growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  Once we obtain long-term supply contracts, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors.

Direct Methanol Fuel Cell Corporation

DMFCC faces competitors in the cartridge business.  BIC Corporation in France and the U.S., and Tokai Corporation and Toyo Seikan in Japan have demonstrated cartridges for direct methanol fuel cells, and may become direct competitors. Other companies may enter the cartridge business.

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

The ICAO DGP specified that micro fuel cell cartridges and systems will be added to the exceptions allowed to be carried on aircraft by passengers and crew subject to the following conditions:

●	Fuel cell cartridges may only contain liquids (including methanol, formic acid and butane)

●	Fuel cell cartridges must comply with IEC PAS 62282 – 6 – 1 Micro Fuel Cells – Safety (as defined above)

●
Fuel cell cartridges must not be refillable by the user.  Refueling of fuel cell systems is not permitted except that the installation of a spare cartridge is allowed. Fuel cartridges which are used to refill fuel cell systems but which are not designed or intended to remain installed (fuel cell refills) are not permitted to be carried.

●	The maximum quantity of fuel in any fuel cell cartridge may not exceed: for liquids 200 mL; for liquefied gases 120 mL for nonmetallic fuel cell cartridges and 200 mL for metal fuel cell cartridges

●	No more than two spare fuel cell cartridges may be carried by a passenger

●	Fuel cell systems containing fuel and fuel cartridges including spare cartridges are permitted in carry-on baggage only

●	Fuel cell systems whose sole function is to charge a battery in the device are not permitted

●	Fuel cell systems must be of a type that will not charge batteries when the portable electronic device is not in use and must be durably marked “Approved for Carriage in Aircraft Cabin Only”

Dependence on a Few Major Customers

For 2009 and 2008, the Company had one customer which made up 71% and 57%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

Intellectual Property

DMFCC has licensed certain patents to fuel cell technology from Caltech and USC.   DMFCC also has filed for patents related to its cartridge technology.
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

Trademarks

The Company has received issued trademarks for “VIASPACE” and “VIASPACE Technologies”.  We have trademark applications for “VIASPACE Energy”, “Ionfinity” and “GIANT KING” grass.

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

Pursuant to the Merger, on June 22, 2005:

●	GW, as the surviving entity, changed its name to VIASPACE Inc.;

●	The Company effected a 5 for 1 forward stock split (a 6 for 1 forward stock split was previously effected May 23, 2005);

●
The members of ViaSpace LLC were issued an aggregate of 226,800,000 post-split shares of GW common stock in exchange for their membership interests in ViaSpace LLC at a rate of 5.4 common shares of GW in exchange for each membership unit. All pre-merger activity has been retroactively adjusted and presented to account for this exchange;

●	A total of 54,000,000 post-split shares (1,800,000 shares on a pre-split basis) of the Company’s common stock were held by the pre-existing GW shareholders as of the date of the Merger.

Employees

As of December 31, 2009 we have 75 full time employees, 70 of whom are based in China and 5 in the U.S.  We also have 25 part time employees in China.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Our net loss for 2009 was $2,909,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on achieving profitability or future financing.

Goldman Parks Kurland Mohidin, LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2009, which expresses substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in Goldman Parks Kurland Mohidin, LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed.

Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.

Our continued success will depend on our ability to achieve profitability or to raise capital in order to fund the development and commercialization of our products.  Failure to be profitable or to raise additional capital may result in substantial adverse circumstances, including our inability to continue the development of our products and our liquidation.

If we fail to agree with Chang on an alternate arrangement to the Second Closing, we will forfeit our interests in VGE.

Under the Purchase Agreement, as amended, if the Second Closing did not occur by February 15, 2010, then all equity interests of VGE that we own must be returned to Chang.  In addition, Chang is obligated to deliver to VGE the remaining 30% interest of IPA BVI such that VGE would own 100% of IPA BVI (which in turn owns 100% of IPA China).  We are negotiating with Chang in good faith to agree upon an alternate arrangement under which we would own a substantial interest in VGE and in turn, we would provide Chang debt and equity consideration.  Chang is currently a significant Company shareholder. Further, Chang has not demanded delivery of the VGE stock certificates from us.  However, we cannot assure you that we will enter into any such arrangement successfully.  In the event that we ultimately are unable to agree upon an alternate arrangement with Chang, then we will lose all of our equity interests in VGE.

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

DMFCC faces competitors in the cartridge business.  BIC Corporation in France and the U.S., and Tokai Corporation and Toyo Seikan in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors.  Other companies may enter the cartridge business.

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

The exact timing and amount of spending required cannot be accurately determined and will depend on several factors, including:

●	progress of our research and development efforts;

●	competing technological and market developments;

●	commercialization of products currently under development by us and our competitors; and

●	market acceptance and demand for our products and services.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel.  We face intense competition for all such personnel, and we may not be able to attract and retain these individuals.  Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us.  Key personnel include Dr. Carl Kukkonen, our CEO and Sung Hsien Chang, President of VGE and CEO of Inter-Pacific Arts, Inc.

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

For 2009 and 2008, the Company had one customer which made up 71% and 57%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

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

As part of our strategy, we intend to develop and introduce a number of new products and services.  Such products and services are currently in research and development.  We have generated no revenues from such potential products and services and may never generate revenues.  A substantial portion of our resources have been and for the foreseeable future will continue to be dedicated to our research programs and the development of products and services. If we do not introduce these new products and services on a timely basis, or if they are not well accepted by the market, our business and the future growth of our business may suffer.  There is no assurance we will be able to develop a commercial product from these projects.  Our competitors may succeed in developing technologies or products and services that are more effective than ours.

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

We cannot assure you our competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us.  In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all.  We may be unable to protect our rights in proprietary technology in these countries.

Risks related to our Grass Business

We currently have no customers for our grass business.  If we are unable to attract any customers, our grass business will fail.

We commenced our grass business in October 2008 and currently lack any customers.  While we believe we will be able to attract customers and achieve revenues in 2010, we cannot assure you we will. If we fail to attract a sufficient number of customers that purchase a sufficient amount of grass, our grass business will fail.

We may not have sufficient land, seedlings and other resources to enter into long-term supply contracts with customers.

We recently signed a MOU with DP Cleantech, a subsidiary of Dragon Power, the largest biomass power plant builder and operator in China. Dragon has independently tested GKG and found it suitable for their power plants.  A Dragon 30 MW power plant burning 50% GKG and 50% agricultural waste would require 487-701 hectares of land. Currently we have 45 hectares under cultivation and are actively seeking more land.  If we are unable to secure this additional land, a biomass power plant operator may not enter into a long-term supply contract with us.  The GKG growing on the 45 hectares is being used for propagation. A single GKG plant can generate 20 to 35 new seedlings each year. Therefore the current land is able to supply seedlings for 900-1575 hectares.  Grass production capability can increase by a minimum of 20 times each year.  We believe we have sufficient financial resources to lease this much land but there are no assurances we will be able to do so.  If we are unable to secure sufficient amounts of land, seedlings and other resources, we may be unable to attract customers and our business model may fail.

We could be subject to intellectual property rights claims regarding the seedlings.

We are subject to the risk that the seedlings we license infringe or will infringe upon patents, copyrights, trademarks or other intellectual property rights held by third parties.   We acquired rights to grow GKG from a seller which we believe held such rights.  If that party does not hold such rights, we may be subject to legal proceedings and claims relating to the intellectual property of others.  If any such claim arises in the future, litigation or other dispute resolution proceedings may be necessary to retain our ability to offer our current and future products, which could result in substantial costs and diversion of our management resources and attention even if we prevail in contesting such claims. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, incur additional costs to license or develop alternative products and be forced to pay fines and damages, any of which could materially and adversely affect our business and results of operations, or terminate our grass business entirely.

We have a sublicense relationship with respect to the Giant King Grass license.  If the license from our sublicensor is cancelled, terminated or otherwise is adversely affected, our sublicense may be materially affected.

We sublicense our intellectual property to the GKG from China Gate which licenses the intellectual property from the original licensor.  The term of this license is not specified.  China Gate has informed us that they have an exclusive license to the GKG in Guangdong province and North America and have granted us an exclusive sublicense to the same region.   However, because we do not have a direct relationship with the holder of the intellectual property, any material adverse effect to the GKG license held by our sublicensor would affect our rights as the sublicensee.  The original licensor is aware of our sublicense and has consented to it.  For instance, if our sublicensor fails to perform its obligations under its license with the original licensor, we would have no recourse against the original licensor and our rights with respect to the sublicense may be materially affected.

Natural or man-made disasters could damage our crop production, which would cause us to suffer losses of production and a material reduction of revenues.

We produce GKG in the Guangdong province of China.  This grass is subject to the risks associated with growing crops, including natural disasters such as drought, pestilence, plant diseases and insect infestations, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our grass inventory in the winter storage season.  Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We are particularly susceptible to disasters or other incidents in the Guangdong province, where we have the greatest concentration of our operations. In the event of a widespread failure of our grass, we could likely sustain substantial loss of revenues and suffer substantial operating losses. We do not have insurance to protect against such a risk and we are not aware of the availability of any such insurance in China.

Our growth prospects may be materially and adversely affected if we are unable to develop or acquire new products or to produce our existing products in sufficient quantities.

We believe the future growth of our Company will depend on the value of our grass business for biofuel, power plant, or animal feed purposes.   The ability to develop orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, competitive price pressures, the failure to adapt products to meet the evolving demands of customers in China, the development of higher-quality products by our competitors, and general economic conditions. If we are unable to develop or acquire additional products that meet the demands of our customers, if our competitors develop products that are favored by our customers in China, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

Our plans to increase production capacity in the grass business and expand into new markets may not be successful, which could adversely affect our operating results.

Our plans to develop our grass business and its production capacity has placed and will continue to place, substantial demands on our managerial, operational, technological and other resources. We are addressing three markets for GKG: feedstock for low-carbon liquid biofuels for transportation; fuel to burn in electricity generating power plants; and animal feed. We are also reviewing opportunities to grow grass in other areas of China, India, Indonesia, other areas of Southeast Asia and South America.  These represent great opportunities for the company, but also represent a potential risk in losing focus and diluting management attention. If we fail to establish and manage the growth of our product offerings, operations and distribution channels effectively and efficiently in such business, we could suffer a material and adverse effect on our operations and our ability to capitalize on new business opportunities, either of which could materially and adversely affect our operating results.

We will need to develop new sales channels into the biofuel, electric power plant, and animal feed markets. Expansion into new markets may present operating and marketing challenges. If we are unable to anticipate the changing demands that expanding operations will impose on our production systems and distribution channels, or if we fail to develop our production systems and distribution channels to meet the demand, we could experience an increase in expenses and our results of operations could be adversely affected.

Our financial results are sensitive to fluctuations in market prices of the products that we offer.

The profitability of our operations is affected by the selling prices of our products. We intend to benchmark the prices of our grass against the prevailing domestic market prices of grass of similar quality and attributes, and set the prices accordingly.  Historically, prices of grass and other agricultural products in China have been volatile, primarily due to fluctuations in supply and demand.  If the prices for such products decline in the future, and we are unable sell more products and/or reduce our cost of sales, our revenues will decrease and our profitability will be adversely affected.

We have limited insurance coverage in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. Other than automobile insurance on certain vehicles and property and casualty insurance on some of our assets, we do not have insurance coverage on our other assets or inventories and do not have insurance to cover our business or interruption of our business, litigation or product liability. We determined the costs of insuring these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured occurrence of loss or damage to property, litigation or business disruption may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our operating results and financial condition.

The Chinese agricultural market is highly competitive and our growth and results of operations may be adversely affected if we are unable to compete effectively.

The agricultural market in China is highly fragmented, largely regional and competitive and we expect competition to increase and intensify within the sector. We face significant competition in our grass business.  Many of our competitors have greater financial, research and development and other resources than we have. Competition may also develop from consolidation or other market forces within the grass industry in China.  Because our licensor has no restrictions outside of Guangdong province and North America, we have no means to restrict our licensor from selling GKG to third parties throughout the rest of the world.   Although we believe we are the only business that will grow a significant amount of GKG sufficient to support biomass related power plants in China, we have no assurance this is the case.  Other growers of GKG could potentially compete with us.  In addition, our competitors may develop other types of grasses that are superior to GKG and more favored by our potential customers.  Our business could be materially and adversely affected by such competition.

Our competitors may be better able to take advantage of industry consolidation and acquisition opportunities than we are. The reform and restructuring of state-owned equity in agricultural enterprises could likely lead to the reallocation of market share in the grass industry, and our competitors may increase their market share by participating in the restructuring of the state-owned seed companies. Such privatization would likely mean that these producers will need to develop more efficient and commercially viable business models in order to survive. In addition, the PRC government currently restricts foreign ownership of any domestic agricultural development and production business to no more than 50% unless otherwise approved by the PRC government. When and if such restrictions are lifted, multinational corporations engaged in the seed business may expand into the agricultural market in China. These companies have significantly greater financial, technological and other resources than us and may become our major competitors in China. As competition intensifies, our margins may be compressed by more competitive pricing in the short term and may continue to be compressed in the long term and we may lose our market share and experience a reduction in our revenues and profit.

If we are unable to estimate customers’ future needs accurately and to match our production to the demand of our direct customers, our business, financial condition and results of operations may be materially and adversely affected.

Due to the nature of the grass industry, we normally grow according to our production plan before we sell and deliver grass to distributors and our direct customers. The potential end users of our grass, such as biofuel providers and livestock owners, generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by our customers, we may produce more grass that is in demand by our distributors resulting in aged crops. In the event we decide not to sell the crop due to our concerns about the quality, the aged inventory could eventually be sold at greatly reduced prices. Aged inventory could result in asset impairment, in which case we would suffer a loss and incur an increase in our operating expenses. On the other hand, if we underestimate demand, we may not able to satisfy our customers’ demand for grass, and thus damage our customer relations and end-user loyalty. Our failure to estimate our customers’ future needs and to match our production to the demand of our direct customers may materially and adversely affect our business, financial condition and results of operations.

Grass prices and sales volumes may decrease in any given year with a corresponding reduction in sales, margins and profitability.

There may be periods of instability during which commodity prices and sales volumes may fluctuate greatly. Commodities can be affected by general economic conditions, weather, disease outbreaks and factors affecting demand, such as availability of financing and competition. Our attempts to differentiate our products from those of other grass producers have not prevented the grass market from having the characteristics of a commodity market. As a result, the price we are able to demand for our grass is dependent on the size of the supply of our grass and the grass of other producers. Therefore, the potential exists for fluctuation in supply, and consequently in price, in our own markets, even in the absence of significant external events that might cause volatility. As a result, the amount of revenue that we receive in any given year is subject to change. As production levels are determined prior to the time that the volume and the market price for orders is known, we may have too much or too little product available, which may materially and adversely affect our revenues, margins and profitability.

Risks related to our framed art business

We are heavily dependent on one major customer for our revenues

For 2009 and 2008, sales to one customer, Hobby Lobby Stores, comprised 92% and 85%, respectively, of our total revenues for our VGE subsidiary.  We believe this concentration of sales to a small number of customers will continue in the near future. We do not have a long-term contract with Hobby Lobby Stores. A loss of Hobby Lobby Stores as a customer or even a dramatic reduction in sales to Hobby Lobby Stores could significantly reduce our future revenues.

We may not be able to compete with existing or potential competitors in our framed art business

The visual content and art framing businesses are highly competitive. We believe competitive factors include quality of images, branding, reputation, service, breadth of content, depth of content, technology, pricing, and sales and marketing.  Overall, many of our competitors are significantly larger, have far greater resources, a notably larger customer base, a far greater content provider base, significantly more technology infrastructure, and more well-recognized names in the marketplace than we do, all of which may make it difficult for us to compete effectively.

We rely on outside content providers; therefore our revenues will be materially and adversely affected without adequate supply of content

We rely on outside sources to provide us visual content for our artwork, which we aggregate and make available to our customers. Although we work with entities we believe are reputable vendors, we cannot assure you such outside content provider will have the resources or personnel to provides us with content and artwork that is attractive to potential customers. If we are not able to acquire quality content in sufficient quantities that are favored by our customers, our revenue will be materially and adversely affected.

We may be subject to intellectual property rights claims or other claims in the future which could result in substantial costs and diversion of our financial and management resources away from our business.

We are subject to the risk that the products, technology and processes we license infringe or will infringe upon patents, copyrights, trademarks or other intellectual property rights held by third parties.  We purchase copyrighted artwork prints from reputable publishers that have license agreements with the copyright holders.  These publishers will indemnify us in the event that an infringement action occurs.  We may be subject to legal proceedings and claims relating to the intellectual property of others. If any such claim arises in the future, litigation or other dispute resolution proceedings may be necessary to retain our ability to offer our current and future products, which could result in substantial costs and diversion of our management resources and attention even if we prevail in contesting such claims. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, incur additional costs to license or develop alternative products and be forced to pay fines and damages, any of which could materially and adversely affect our business and results of operations, or terminate our grass business entirely.

Our failure to protect our intellectual property rights may undermine our competitive position, and legal action to protect our intellectual property rights may be costly and divert our management resources.

We rely primarily on trademark law, and other contractual restrictions to protect our intellectual property.  We also rely on third parties to protect our licensed intellectual properties.   These afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our licensed proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. Preventing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There is a risk the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing may have a material adverse effect on our business, results of operations and financial condition.

Historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

We are required to hold a variety of permits and licenses to conduct our framed art and grass businesses in China. To our knowledge, we hold all the permits and licenses required for each of our business segments; however we cannot assure you we possess all the permits and licenses required for each of our business segments. In addition, there may be circumstances under which the approvals, permits or licenses granted by the governmental agencies are subject to change without substantial advance notice, and it is possible we could fail to obtain the approvals, permits or licenses required to expand our business as we intend. If we fail to obtain or to maintain such permits or licenses or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

We may be subject to product quality or liability claims, which may cause us to incur litigation expenses and to devote significant management time to defending such claims and, if determined adversely to us, could require us to pay significant damage awards.

Although we are not subject to any claims now, we may be subject to legal proceedings and claims from time to time relating to, among other things, our products in the future.   The defense of these proceedings and claims could be costly and time-consuming and significantly divert the efforts and resources of our management personnel. An adverse determination in any such proceedings could subject us to significant liability. In addition, any such proceeding, even if ultimately determined in our favor, could damage our market reputation and prevent us from maintaining or increasing sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

Risks Related to Doing Business in China

PRC laws and regulations governing our businesses are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially adversely affect our competitive position.

We conduct a significant amount of our operations and generate most of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	the higher level of government involvement;

●	the early stage of development of the market-oriented sector of the economy;

●	the rapid growth rate;

●	the higher level of control over foreign exchange; and

●	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on our business. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC, IPA China, which is a wholly foreign owned enterprise in China. IPA China is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

A slowdown in the Chinese economy may slow down our growth and profitability.

The Chinese economy has grown at 9 percent average annual rate for more than 25 years, making it the fastest growing major economy in recorded history.  However, it has begun to slow down.  In 2008, China’s economy grew by 9.6% but slowed to 7.7% for 2009.

We cannot assure you growth of the Chinese economy will be steady or that any slowdown will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the foreseeable future. More recently, the Chinese government announced its intention to use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of the manufacturing and agricultural industries in China which could, in turn, reduce the demand for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Most of our revenues and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, IPA China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by IPA China under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if IPA China borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance IPA China by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the National Development and Reform Commission, or the NDRC, the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect IPA China’s ability to obtain foreign exchange through debt or equity financing.

Recent PRC regulations relating to the establishment of offshore special purpose vehicles by PRC residents, if applied to us, may subject the PRC resident shareholders of us or our parent company to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Due to lack of official interpretation, some of the terms and provisions in the SAFE notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption. Because of uncertainty over how the SAFE notice will be interpreted and implemented, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our or our parent company’s PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE notice. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

We face risks related to health epidemics and other outbreaks.

Adverse public health epidemics or pandemics could disrupt business and the economies of the PRC and other countries where we do business. From December 2002 to June 2003, China and other countries experienced an outbreak of a highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. However, a number of isolated new cases of SARS were subsequently reported, most recently in central China in April 2004.  During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. Moreover, some Asian countries, including China, have recently encountered swine flu influenza. We are unable to predict the effect, if any, that avian or swine influenza may have on our business. In particular, any future outbreak of SARS, influenza or other similar adverse public developments may, among other things, significantly disrupt our business and force us to temporarily close our businesses. Furthermore, an outbreak may severely restrict the level of economic activity in affected areas, which may in turn materially adversely affect our financial condition and results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of health related epidemics.

Risks Related To An Investment In Our Stock

Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital.

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may depress the price of our common stock.  In particular, we anticipate that the issuance of newly-issued shares to Chang in connection with an alternate arrangement to enable us to hold interests in VGE, and in turn, IPA BVI and IPA China may be very dilutive.  In addition, these sales could lower our value and make it more difficult for us to raise capital.  Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The Company has 1,500,000,000 authorized shares of common stock, of which 903,505,407 were issued and outstanding as of December 31, 2009.  Of these issued and outstanding shares, 366,182,962 shares (40.5% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Amjad Abdallat, Director; Mr. Sung Hsien Chang, President of VGE; and SNK Capital Trust).  On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011.  No other shares are currently subject to any lock-up arrangement.  Of the total shares issued and outstanding at December 31, 2009, 369,847,397 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  A total of 533,658,010 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares at December 31, 2009.

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

Other factors that could cause such volatility may include:

●	actual or anticipated fluctuations in our operating results;

●	announcements concerning our business or those of our competitors or customers;

●	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

●	announcements of technological innovations;

●	conditions or trends in the industry;

●	introduction or withdrawal of products and services;

●	variation in quarterly results due to the fact our revenues are generated by sales to a limited number of customers which may vary from period to period;

●	litigation;

●	patents or proprietary rights;

●	departure of key personnel;

●	failure to hire key personnel; and

●	general market conditions.

Our executive officers, directors and principal shareholders own 40.5% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold, in the aggregate, 40.5% of our outstanding shares.  This percentage will increase once the Company finalizes its arrangement with Chang. Accordingly, some of these shareholders may decide to act in concert, and can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.

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

The terms of outstanding warrants impose restrictions on us that may affect our ability to successfully operate our business.  The transaction documents contain a number of covenants that may restrict our ability to operate, including, among other things, covenants that restrict our ability:

●	to incur additional indebtedness;

●	to pay dividends on our capital stock (except for our preferred stock);

●	to redeem or repurchase our common stock;

●	to issue shares of common stock, or securities convertible into common stock, in certain circumstances;

●	to use our assets as security in other transactions;

●	to create liens on our assets; and

●	to enter into certain transactions with affiliates.

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

Other Matters

We were contacted informally by the Pacific Regional Office of the SEC in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The SEC or its staff has made no indication that any violations of the law have occurred.  We cooperated fully with this inquiry in 2006 and responded to the inquiry in writing in 2006.  There was no further inquiry in 2007, 2008 or 2009.

ITEM 2. PROPERTIES

The Company moved into new office space on April 1, 2009 located on 2102 Business Center Drive, Irvine, CA  92612.  IPA owns its manufacturing facility in Guanzhou, China.  Total rent expense for all locations for 2009 was approximately $65,000.  VGE also leases approximately 250 acres of land in Guangdong province of the PRC.  The Company recorded amortization of $30,000 on these land leases in 2009.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters were submitted to a vote of the majority of common security holders during the fourth quarter of 2009.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2009:
First Quarter	$0.013	$0.009
Second Quarter	$0.044	$0.011
Third Quarter	$0.028	$0.019
Fourth Quarter	$0.032	$0.019
Fiscal year ended December 31, 2008:
First Quarter	$0.068	$0.031
Second Quarter	$0.048	$0.017
Third Quarter	$0.039	$0.018
Fourth Quarter	$0.034	$0.010

Holders

As of March 29, 2009, there were approximately 47 shareholders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

On October 16, October 21, and October 23, 2009, the Company issued vendors a total of 2,016,665 unregistered shares of the Company’s common stock for investor relations services valued at $60,000 on the date of issuance.  On December 9, 2009, the Company issued consultants 10,000,000 unregistered shares of the Company’s common stock for future consulting services valued at $228,000 on the date of issuance.  On December 28, 2009, the Company issued Dr. Kukkonen, CEO of the Company, 2,506,501 unregistered shares of the Company’s common stock for salary valued at $50,000 on the date of issuance.  On November 27, 2009 and December 28, 2009, the Company issued Mr. Stephen Muzi, CFO of the Company, 2,683,013 unregistered shares of the Company’s common stock for salary valued at $60,000 on the date of issuance.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in China and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells. We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  Both the grass and the fuel cartridge businesses could represent potentially large and recurring revenue streams.  We are growing GKG on 250 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VIASPACE is based in California with business activities in China, Korea and Japan.

VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.    VIASPACE became a public company on June 22, 2005.  On October 21, 2008, the Company and its then wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US.  IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") which also has a worldwide license to cultivate and sell GKG.  Under the current Securities Purchase Agreement dated October 21, 2008 by and among us, Chang, VGE and other parties, as amended, if the Second Closing did not occur by February 15, 2010, then we are contractually obligated to return all equity interests of VGE we hold to Chang.  However, we are negotiating with Chang in good faith to agree upon an alternate arrangement under which we would own a substantial interest in VGE and in turn, we would provide Chang debt and equity consideration.  Management is confident such an arrangement can be finalized.  To date, Chang has not demanded delivery of the VGE stock certificates from us.  However, we cannot assure you that we will enter into any such arrangement successfully.  In the event that we ultimately are unable to agree upon an alternate arrangement with Chang, then we will lose all of our equity interests in VGE.

The Company’s web site is www.VIASPACE.com.

Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the consolidated financial statements.

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

VIASPACE and DMFCC have generated revenues on product revenue shipments.  In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) (codified in FASB ASC Topic 605), VIASPACE and DMFCC recognize product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s balance sheet.

Ionfinity has generated revenues to date on fixed-price contracts for government contracts in 2008 and 2007.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone.  The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” ("EITF No. 00-21") (codified in FASB ASC Topic 605).   In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB No. 104 defined earlier are met.

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

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Results of Operations

Year Ended December 31, 2009 Compared to December 31, 2008

Revenues

Revenues were $4,376,000 and $1,162,000 for 2009 and 2008, respectively, an increase of $3,214,000.  IPA BVI and IPA China recorded revenues of $3,618,000 from the sales of framed-artwork primarily to retail U.S. customers.  There was $866,000 in framed-artwork revenues recorded after the acquisition of IPA on October 21, 2008 through December 31, 2008.  Ionfinity incurred higher revenues of $476,000 due to the starting of a Phase II U.S. Army contract in August 2008 and a U.S. Navy contract in October 2008.  VIASPACE recorded increased revenues of $2,000 related to a battery sale in 2009.  DMFCC recorded decreased sales of $16,000 from 2008 to 2009 related to a fuel cell contract it has with Samsung.

Cost of Revenues

Costs of revenues were $2,686,000 and $497,000 for 2009 and 2008, respectively, an increase of $2,189,000.   IPA BVI and IPA China recorded cost of revenues of $2,019,000 from the sales of framed-artwork.  There was $249,000 in framed-artwork cost of revenues recorded after the acquisition of IPA on October 21, 2008 through December 31, 2008.  Ionfinity recorded increased cost of revenues of $423,000 during 2009 as compared with 2008 due to the beginning of its Phase II contracts with the U.S. Army and U.S. Navy in the fourth quarter of 2008.  DMFCC recorded decreased cost of revenues of $4,000 in 2009 compared with 2008.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2008 to 2009 was an increase in gross profits from $665,000 in 2008 to $1,690,000 in 2009, an increase of $1,025,000.

Research and Development

Research and development expenses were $30,000 and $531,000 for 2009 and 2008, respectively, a decrease of $501,000.  Consulting expenses decreased by $386,000 due to the termination of consultants performing research and development assignments.  Payroll and payroll benefits decreased $46,000 in 2009 as compared with 2008 as the Company laid off certain employees.  Other research and development expenses, net, decreased $69,000.  Research and development is expected to continue at DMFCC in 2010 at similar levels to 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,387,000 and $8,721,000 for 2009 and 2008, respectively, a decrease of $4,334,000.  Selling payroll, payroll benefits and commissions increased $301,000 in 2009 compared with 2008 primarily due to higher commissions in the framed-artwork business segment.  General and administrative payroll and payroll benefit costs increased $199,000 primarily due to salaries paid by VGE in 2009 and no salaries paid by VGE in 2008.  Stock compensation expense related to stock options decreased by $1,149,000 during 2009 compared with 2008 as many stock options were cancelled in 2008.  Stock compensation related to the Company issuing stock to employees, consultants and vendors in lieu of cash payments for services decreased $118,000 in 2009 compared to the same period in 2008.  The Company’s consulting expenses decreased by $1,689,000 in 2009 compared to 2008 as fewer consultants were used in Company’s operations.  The Company’s accounting fees increased $19,000 due to higher audit fees.  The Company incurred increased legal fees of $283,000 related to patent costs.  The Company incurred lower public relations and investor relations fees of $2,035,000 compared with the same period of 2008.  Other selling, general and administrative expenses, net, decreased by $145,000 during 2009.  Selling, General and Administrative expenses are expected to continue at the Company in 2010 at similar levels to 2009.

Loss from Operations

The resulting effect on these changes in gross profits, research and development expenses and selling, general and administrative expenses from 2008 to 2009 was a decrease in the loss from operations from $8,587,000 in 2008 to $2,727,000 in 2009, a decrease of $5,860,000.

Other Income (Expense), Net

Interest Income

Interest income decreased $7,000 from 2008 to 2009 due to the Company maintaining lower cash balances than the prior year.

Interest Expense

Interest expense increased by $394,000 from 2008 to 2009, primarily as a result of interest expense being accrued on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008 as discussed in Note 8.

Other Income and Other Expense

Other income decreased $164,000 from 2008 to 2009 due to the Company not incurring additional other income in 2009.

Gain on Sale of Humidity Sensor Product Line

On April 20, 2009, the Company into an Asset Purchase and Support Services Agreement with Landtec North America.  The Purchased Assets primarily included assets related to the Seller's tunable diode laser-based humidity sensor business.  Seller also agreed to cause certain of its consultants and employees to provide support services for a period of 60 days after the closing.  Landtec agreed to pay $210,000 for the purchased assets and support services.   The Company recorded a gain on sale of assets related to this Landtec Purchase and Support Services Agreement of $176,000 in the second quarter of 2009.

Gain on Sale of Marketable Securities

During 2008, the Company sold 167,848 Cantronic shares in a private sale and recorded a gain on the sale of $29,000.  There were no sales of marketable securities in 2009.

Discontinued Operations

As explained in Note 9, on December 22, 2008, the Company entered into an asset purchase agreement with Knovitech, Inc., whereby the Company transferred certain assets related to its security business for $479,000.  In addition, in Note 9, the Company explains that it sold its laser-based humidity sensor business to Landtec for $210,000.  Discontinued operations loss of $1,402,000 for the year ended December 31, 2008, related to the operations of these sold business units are shown in the accompanying consolidated statements of operations.  In addition, income of $12,000 is shown as discontinued operations for the year ended December 31, 2009.

Liquidity and Capital Resources

The Company’s net loss was $2,909,000.  Net cash used in operating activities was $341,000 for year ended December 31, 2009.  Non-cash expenses totaled $2,275,000 for the year ended December 31, 2009 composed primarily of stock compensation expense related to stock issued to employees, directors and consultants.  General working capital provided $293,000 in cash for the year ended December 31, 2009.

 Net cash used in investing activities was $178,000 for 2009, related primarily to capital expenditures incurred by VGE in building a new storage facility and purchasing equipment for its GKG business.  In addition, VGE incurred $102,000 in costs associated with entering into new land leases in the PRC to grow GKG.  In addition, the Company received $210,000 in proceeds on the sale of assets to Landtec.

The Company incurred $1,045,000 in cash flows from financing activities in 2009 from related party loans to Mr. Sung Hsien Chang.

At December 31, 2009, the Company has a negative working capital of $2,280,000 and an accumulated deficit of $32,730,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2009:

	Total		Less than 1 Year		1-3 Years		3-5 Years		More than 5 Years
Long-term debt obligations (a)		$34,000		$21,000		$13,000	$	―	$	―
Employment agreements (b)	$	―	$	―	$	―	$	―	$	―

(a)
The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

(b)
Employment agreements:  On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also had a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

There are no other major outstanding contractual obligations.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2009.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements on pages F-1 through F-29.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on such assessment, concluded that as of December 31, 2009, our internal controls over financial reporting was effective.

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

The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 31, 2010.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Executive Officers

The Company’s named executive officers as of December 31, 2009 include the Chief Executive Officer and the Chief Financial Officer.  In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Carl Kukkonen, Ph.D.

•	Age 64
•	Principal Occupation
o	Chief Executive Officer and Director of the Company – June 2005 to present
o	Chief Executive Officer and Director of VGE – October 2008 to present
o	Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of the Company – 2001 to present
o	Chief Executive Officer and Director, VIASPACE Security Inc., a subsidiary of the Company – 2002 to present
o	Chief Executive Officer and Director, Ionfinity LLC, a subsidiary of the Company – 2001 to present
•	Prior Business Experience
o	Co-founder and Chief Executive Officer, ViaSpace Technologies LLC (predecessor of the Company) – 1998 to 2005
o	Director of the Center for Space Microelectronics Technology and Manager of Supercomputing, Caltech NASA Jet Propulsion Laboratory – 1984 to 1998
o	Principal Research Engineer, Ford Motor Company – 1977 to 1984
•	Education
o	BS in physics from the University of California at Davis
o	MS and Ph.D. in physics from Cornell University
o	Post-doctoral fellow at Purdue

Stephen J. Muzi

•	Age 46
•	Principal Occupation
o	Chief Financial Officer, Treasurer and Secretary of the Company – June 2005 to present
o	Chief Financial Officer, Treasurer and Secretary of VGE – October 2008 to present
•	Prior Business Experience
o	Controller, ViaSpace Technologies LLC (predecessor of the Company) – 2000 to 2005
o	Controller, SpectraSensors, Inc., a spun-off former subsidiary of the Company – 2003 to 2005
o	Controller, ViaLogy Corp., a spun-off former subsidiary of the Company – 2003 to 2005
o	Consultant to Direct Methanol Fuel Cell Corporation, VIASPACE Security Inc. and Ionfinity LLC, subsidiaries of the Company - 2004 to 2005
o	Corporate Controller, Assistant Controller and Senior Corporate Financial Analyst, Southwest Water Company, a NASDAQ company and provider of water and wastewater services – 1988 to 2000
o	Senior Auditor, BDO Seidman – 1985 to 1987
•	Education
o	BS degree from Rochester Institute of Technology
o	MBA from the State University of New York at Buffalo
o	Certified Public Accountant

Sung Hsien Chang

•	Age 48
•	Principal Occupation
o	President and Director of VGE – October 2008 to present
o	Chief Executive Officer and founder of Inter-Pacific Arts, Inc. – 2002 to present
•	Education
o	Taiwan Junior College
•	Prior Business Experience
o	Business development – Jun Jung Metal

(b)  Directors

The Company’s directors are as follows:

Carl Kukkonen – See background in Item 9 (a) under Executive Officers

Amjad S. Abdallat

•	Age 48
•	Principal Occupation
o	Director of the Company – June 2005 to present
o	Director of VGE – October 2008 to present
•	Prior Business Experience
o	Vice President Business Development, Chief Operating Officer and Director of the Company – June 2005 to October 2008
o	President, Chief Operating Officer and Director, VIASPACE Security Inc., a subsidiary of the Company – 2002 to October 2008
o	Director, Direct Methanol Fuel Cell Corporation – 2001 to October 2008
o	Director, Ionfinity LLC, a subsidiary of the Company – 2001 to October 2008
o	Co-founder, Vice President and Chief Operating Officer, ViaSpace Technologies LLC (predecessor of the Company) – 1998 to 2005
o	Business Development, Marketing and Program Capture, Hewlett-Packard Company – 1989 to 1998
o	Business Development, Control Data Corporation – 1984 to 1989
•	Education
o	BS from the University of California at Berkeley
o	Master’s degree in Engineering from the University of Missouri

General Bernard P. Randolph

•	Age 76
•	Director Since: April 19, 2006
•	Committee Memberships of Company
o	Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes
•	Principal Occupation
o	Senior Consultant to Science Applications International Corporation (SAIC) Space Air and Information Group (SAIG)
•	Other Directorships
o	Board of Defense Acquisition University in Fort Belvoir, Virginia
•	Prior Business Experience
o	Senior Consultant in the Space Air and Information Group, Space Systems Engineering Division
o	Senior Consultant to the Aerospace Corporation
o	35 years of service in the United States Air Force retiring with Rank of General
o	Final Air Force assignment was as Commander of the Air Force Systems Command charged with the development and procurement of all major defense systems for the Air Force
o
Key technology management positions in Air Force including:  Vice Commander of the Warner Robins Air Logistics Center; Vice Commander and Deputy Commander of Space Systems acquisition at the Air Force's Space Division; Director of Space Systems and Command, Control and Communications in the Office of the Deputy Chief of Staff; Research, Development and Acquisition at Air Force Headquarters; and program director for such major space systems as the Air Force Satellite Communications Program and Space Defense Program

o
TRW Space and Electronics Group in Redondo Beach, California dual line and staff roles including as Vice President and General Manager of the Defense Communications Division and Vice President and Special Assistant to the Group General Manager

o	Member of the Defense Science Board in DoD pursuing adoption of cost saving commercial procurement practices
o	Member of the Defense Intelligence Agency Scientific advisory Board
o	Consultant for the Institute for Defense Analyses
o	Member of the Advisory Board for Lincoln Laboratory at Massachusetts Institute of Technology
•	Education
o	Degree in chemistry from Xavier University (New Orleans, Louisiana)
o	Bachelor's and master's degrees in electrical engineering from the University of North Dakota
o	Master's degree in business administration from Auburn University
o	Honorary doctorate of engineering from the University of North Dakota

Angelina Galiteva

•	Age 43
•	Director Since: April 28, 2006
•	Committee Memberships of Company
o	Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee
•	Independent Director: Yes
•	Principal Occupation
o
Chairperson of the World Council for Renewable Energy (WCRE) specializing in strategic issues related to renewable energy, environmental, energy efficiency and overall sustainable policy programs for public and private entities

o	Founder and Principal of New Energy Options, Inc.
•	Other Directorships
o	Member of Board of Directors of American Distributed Generation, Inc. and TECOGEN
•	Prior Business Experience
o
Prior to July 2003, Executive Director-Strategic Planning, for the City of Los Angeles Department of Water and Power (LADWP) responsible for managing the Departments’ Corporate Environmental Services Business Unit as well as all LADWP’s Green LA Programs and New Technology Initiatives

o
Prior to 1997, worked for the California Independent System Operator and Power Exchange Trusts and Corporations and for the New York Power Authority on conservation, renewable energy and air quality initiatives

•	Education
o	Attorney with a JD and Masters’ of Law Degrees in Environmental and Energy Law from Pace University School of Law, New York

Rick Calacci

•	Age 57
•	Director Since: February 1, 2007
•	Committee Memberships of Company
o	None
•	Independent Director: Yes
•	Principal Occupation
o
President of Access Sales Group, a provider of national coverage for “Best in Class”, “Variable Cost” and “Outsourcing Solution” sales, marketing and management services to meet the dynamic ever changing needs of the retail channel for vendor partners.

•	Other Directorships
o	None
•	Prior Business Experience
o	General Manager / Sr. Vice President of Sales and Market for Hannspree California, Inc., a developer, manufacturer and distributor of LCD display technologies – 2005 to 2006
o	President of Moxell Technology, Inc., a Motorola consumer electronics licensee for displays, recording media, connectivity, IT and related accessory products in the Americas and Europe - 2003 to 2005
o	Senior Executive Vice President / Group General Manager – Consumer Electronics of Sharp Electronics Corporation, a leading global consumer electronics and home appliances company - 2001 to 2003
o
Vice President Sales of Toshiba America Consumer Products, a leading global consumer electronics and computer company from 1995 to 2001.  Served in other roles as Regional General Manager, Central Zone Vice President and Western Sales Group Vice President - 1984 to 1995

o	Sales Manager positions with Pioneer Video, Inc. and Sony Corporation of America - 1977 to 1983
•	Education
o	Business program, Northern Illinois University and Rock Valley Junior College.

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

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:.

(i)	any federal or state securities or commodities law or regulation;

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs)..

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

Committees of the Board of Directors

Audit Committee.  On October 20, 2005, our Board of Directors established an Audit Committee.  Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.  The Company does not currently have an independent member of the Board of Directors serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-B.  The Company intends to identify and recruit a suitable candidate to serve as the audit committee financial expert during 2010.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation of the Company’s Chief Executive Officer, and each of the other four highest paid executives, if any, whose total compensation exceeded the lower of $120,000 during the year ended December 31, 2009 and 1% of its assets (“Named Executive Officers”) for 2009 and 2008. The Named Executive Officers are the Company’s Chief Executive Officer, President and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)(3)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Carl Kukkonen, Chief Executive Officer of Company	2009	288,567	-	414,128	35,000	13,717	751,412
	2008	214,352	-	178,731	131,218	13,717	538,018
	2007	288,567	-	-	169,919	13,717	472,203

Stephen J. Muzi, Chief Financial Officer, Treasurer and Secretary of Company	2009	180,000	-	218,244	65,417	15,210	478,871
	2008	143,047	-	118,407	501,772	-	763,226
	2007	165,000	-	-	620,539	-	785,539

Sung Hsien Chang, President VIASPACE Green Energy, Inc.	2009	240,000	-	-	-	-	240,000
	2008	40,000	-	-	-	-	40,000

(1)
Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2009 under SFAS No. 123(R), and not an amount paid to or realized by the Named Executive Officer.  The amount shown includes awards granted in and prior to 2007.  Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements for 2009.  There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever by realized.

(2)
Amounts shown column (g) represent additional compensation paid to Dr. Kukkonen for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan).  Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company on his behalf.

(3)	Dr. Kukkonen has earned but unpaid 2008 salary of $74,273 earned by unpaid salary of $100,761 in 2009.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

On October 21, 2008, VGE entered into two-year employment agreements with each of Dr. Carl Kukkonen, Mr. Sung Hsien Chang and Mr. Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi receives $180,000 per annum.  Each of them is entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  These employment agreements were terminated on February 15, 2010 as the second closing of IPA as discussed in Note 9 did not occur.  Dr. Kukkonen and Mr. Muzi expect to enter into new employment agreements with VGE in the second quarter of 2010.

Stock Option Grants

The following table provides information on stock options granted in 2009 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.
GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Carl Kukkonen	8/19/09								5,000,000	$0.0225	$103,860
Steve Muzi	8/19/09								5,000,000	$0.0225	$103,860
Sung Chang

(1)
Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options vest over 12 months and become exercisable in accordance with the following:  25% vested after 3 months with remaining 75% monthly over the following 9 months.  If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)
Column (g) represents the aggregate SFAS No. 123(R) (codified in FASB ASC Topic 718) values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the SFAS No. 123(R) value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2009.

VIASPACE INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2009

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	1,250,000	3,750,000		$ 0.0225	8/19/19
Steve Muzi	1,250,000	3,750,000		$ 0.0225	8/19/19
Steve Muzi	1,375,000	1,625,000		$ 0.039	2/14/18
Steve Muzi	125,000	125,000		$ 0.08	12/10/17
Sung Chang

There were no shares of the Company’s common stock acquired during 2009 upon the exercise of the options.

Direct Methanol Fuel Cell Corporation Option Plan

As explained in the footnotes to the Company’s consolidated financial statements, the Company’s subsidiary, Direct Methanol Fuel Cell Corporation (“DMFCC”) also has in place an equity-based stock option plan that allows for the grant of stock options to employees, directors and consultants.

There were no grants of securities underlying options granted in 2009 by DMFCC to the Company’s Named Executive Officers.

There were no shares of DMFCC common stock acquired during 2009 upon the exercise of options by the Company’s Named Executive Officers.

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers in Direct Methanol Fuel Cell Corporation on December 31, 2009.

DIRECT METHANOL FUEL CELL CORPORATION
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2009

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Carl Kukkonen	1,000,000	―	$ 0.005	4/18/12
Stephen J. Muzi	30,000	―	$ 0.05	11/22/12
Stephen J. Muzi	50,000	―	$ 0.05	1/14/15
Sung Hsien Chang	―	―	―	―

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2009.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
General Bernard P. Randolph	―	―	$ 40,500	―	$ 40,500
Angelina Galiteva	―	―	$ 40,500	―	$ 40,500
Rick Calacci	―	―	$ 30,000	―	$ 30,000
Amjad Abdallat	―	―	$ 21,000	―	$ 21,000

(1)
Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2009 under SFAS No. 123(R) (codified in FASB ASC Topic 718), and not an amount paid to or realized by the Named Executive Officer.  The amount shown includes awards granted in and prior to 2007. Assumptions used in the calculation of this amount are included in Note 7 to the Company’s audited financial statements for 2009.  There can be no assurance that the amounts determined by SFAS No. 123(R) amounts will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

Directors who are not Company employees are compensated for their service as a director as shown in the chart below:

Schedule of Director Fees
December 31, 2009

The table below represents Non-employee Director fees for 2009.   On March 9, 2009, the Directors of the Company voted unanimously that compensation for 2009 will be 1 million stock options each vesting over a one-year period.  No fees were paid in cash for 2009.  On August 19, 2009, the Directors of the Company voted unanimously that compensation for 2010 will be 1 million stock options each vesting over a one-year period.  General Randolph and Ms. Galiteva received an additional grant of 250,000 for their service on committees of the Company.  No cash compensation was paid in 2009 to Directors.

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

In addition, for non-employee outside Board members that have served on the Board for at least 6 months, 50,000 options (or such other number of shares determined by the Board in its discretion as Administrator) will be granted on the first business day of each fiscal year, at the closing price on the date of grant, vesting ratably generally over four years (or such other vesting period as determined by the Board in its discretion as Administrator).  Further, the Board in its discretion as Administrator of the Plan may make additional grants of non-qualified stock options to non-employee directors at any time.  On March 9, 2009, 1,000,000 stock options were each granted to General Randolph, Ms. Galiteva and Mr. Calacci as a stock award for 2009 director fees.  On August 19, 2009, 1,500,000 stock options were each granted to General Randolph and Ms. Galiteva for 2010 director fees.  On August 19, 2009, 1,000,000 stock options were each granted to Mr. Calacci and Mr. Abdallat for 2010 director fees.

Non-employee Directors may also be granted other awards, as referred to in the 2005 Stock Incentive Plan, by the Board in its discretion as Administrator of the Plan such as Stock Appreciation Rights, Dividend Equivalent Rights, Restricted Stock, Performance Unit or Performance Shares.  No awards of this kind were granted to any non-employee Director in 2007.

Directors of the Company, who are employees of the Company or of a related company, do not receive additional compensation for their services as Directors.  During 2009, Dr. Kukkonen, CEO did not receive additional compensation for his service as Director.

Retirement Plans

The Company does not have any retirement plans at December 31, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2010 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO (c)	48,307,770	3,750,000	55,156,965	5.5%
Amjad S. Abdallat	17,912,647	750,000	23,936,978	2.0%
General Bernard P. Randolph	1,276,596	3,307,292	4,583,888	0.5%
Angelina Galiteva	903,764	3,307,292	4,211,056	0.4%
Rick Calacci	1,872,995	1,901,042	3,774,037	0.4%

Other Named Officers:
Stephen J. Muzi, CFO	8,751,979	5,588,542	15,340,521	1.5%
Sung Hsien Chang (e)	206,594,681	―	206,594,681	21.9%

All Named Executive Officers and Directors as a group (7 persons)	285,620,432	18,604,168	304,224,600	32.2%

Other 5% Owners:
SNK Capital Trust (d)	61,204,286	―	61,204,286	6.5%
_________________
* Represents less than 1%.

(a)	Includes options that become exercisable on or before May 29, 2010.

(b)
The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 29, 2010 and the number of options of the beneficial owner that are exercisable on or before May 29, 2010.

(c)	5,591,392 of shares were gifted to family members in 2009.

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

(e)	Mr. Chang is President of VGE and CEO of Inter-Pacific Arts, Inc.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	28,292,462	$0.04	113,416,692
Equity compensation plans approved by security holders for DMFCC	1,396,000	0.02	604,000
Equity compensation plans not approved by security holders	—	—	—
Total	29,688,462	$0.04	114,020,692

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2009.

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

Included in the Company’s consolidated balance sheet at December 31, 2009 and December 31, 2008 are Related Party Receivables and Related Party Payables.  The Related Party Receivables and Related Party Payables are detailed below.  Sung Hsien Chang is President of VGE and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  IPA China recorded revenues of $233,000 for the year ended December 31, 2009 from JJ.

The following table is a summary of Related Party Receivables at December 31, 2009 and December 31, 2008:

	2009	2008
Due from Sung Hsien Chang	$759,000	$209,000
Due from JJ International	1,134,000	657,000
Due from employee of IPA China	18,000	55,000
Total	$1,911,000	$921,000

At December 31, 2009 and 2008, the Company included as a related party payable $111,000 representing accrued salary and partner draw due to Dr. Kukkonen, CEO by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.  In addition, at December 31, 2009 and 2008, the Company owes $281,000 and $74,000, respectively, to Dr. Kukkonen for earned salary that has not been paid.

At December 31, 2008, the Company included as a related party payable $62,000 representing accrued salary and partner draw due to Mr. Amjad Abdallat, Director of the Company and former VP by ViaSpace LLC prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.  On December 9, 2009, the Company sold the inactive common stock of VIASPACE Security Inc. for the unpaid partner draw existing at December 31, 2008.  At December 31, 2008, the Company owed $49,000 to Mr. Abdallat for earned salary that has not been paid.  On December 9, 2009, the Company issued Mr. Abdallat 2,565,576 shares of the Company’s common stock for the unpaid salary existing at December 31, 2008.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company.  Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons.  As of December 31, 2009, $11,000 is owed to Mr. Denda.

The following table is a summary of Related Party Payables at December 31, 2009 and December 31, 2008:

	2009	2008
Due to employee of IPA China	$20,000	$21,000
Due to JJ International	29,000	―
Due to Carl Kukkonen	391,000	185,000
Due to Amjad Abdallat	―	111,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	24,000	―
Due to Directors of Ionfinity	3,000	―
Due to other employees of Company	―	19,000
Due to related party vendor of IPA China	―	75,000
Total	$478,000	$422,000

Employment Agreements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also had a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

Due to Sung Hsien Chang

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on November 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company.  Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%.  The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet.  At December 31, 2009, there is accrued interest of $425,000 related to this loan included in accrued expenses.

Director Independence

Our board of directors has determined that it currently has three members who qualify as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.  The independent directors are: General Bernard P. Randolph, Ms. Angelina Galiteva and Mr. Rick Calacci.

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

3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
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

10.50
Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).

10.51
Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.222 of the Company’s Form 8-K filed October 27, 2008).

10.52	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 27, 2008).
10.53	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Carl Kukkonen (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 27, 2008).
10.54	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Stephen Muzi (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 27, 2008).
10.55	Employment Agreement dated October 21, 2008 by and among VIASPACE Green Energy Inc. and Maclean Wang (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 27, 2008).
10.56	Asset Purchase Agreement dated December 22, 2008 by and between the Company and Knovitech, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 29, 2008).
10.57
STTR Phase II Contract between Ionfinity and the U.S. Navy for Miniature Electronic Sniffer for Navy Vertical Take off Unmanned Aerial Vehicles (VTUAVs) effective October 23, 2008. (incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 31, 2009).

14.1
VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

21	* List of subsidiaries of Company.
23.1	* Consent of Goldman Parks Kurland Mohidin LLP dated March 30, 2010.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith
**
Confidential treatment approved by the Securities and Exchange Commission on March 2, 2007.  Exhibit 10.13 received approval for confidential treatment through October 26, 2019.  Exhibit 10.14 received approval for confidential treatment through November 10, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2009	2008
Audit Fees	$195,000	$193,000
Audit-Related Fees	19,000	4,000
Tax Fees	8,000	9,000
	$222,000	$206,000

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

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

3.
Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2010
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2010
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ AMJAD S. ABDALLAT	Director	March 30, 2010
Amjad S. Abdallat

/s/ GENERAL BERNARD P. RANDOLPH	Director	March 30, 2010
General Bernard P. Randolph

/s/ ANGELINA GALITEVA	Director	March 30, 2010
Angelina Galiteva

/s/ RICK CALACCI	Director	March 30, 2010
Rick Calacci

ITEM 7. FINANCIAL STATEMENTS

VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
VIASPACE Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations.  In addition, at December 31, 2009, the Company has a negative working capital of $2,280,000 and an accumulated deficit of $32,730,000.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman Parks Kurland Mohidin LLP
Goldman Parks Kurland Mohidin LLP
Encino, California
March 30, 2010

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,102,000	$2,666,000
Accounts receivable, net	262,000	279,000
Inventory	455,000	377,000
Prepaid expenses	651,000	797,000
Related party receivables	1,911,000	921,000
Other current assets	52,000	6,000
TOTAL CURRENT ASSETS	4,433,000	5,046,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	936,000	793,000

OTHER ASSETS:
Land use right, net of accumulated amortization	586,000	514,000
Intellectual property, net of accumulated amortization	163,000	179,000
Grass license, net of accumulated amortization	478,000	503,000
Goodwill	12,322,000	12,322,000
Other assets	7,000	13,000
TOTAL OTHER ASSETS	13,556,000	13,531,000

TOTAL ASSETS	$18,925,000	$19,370,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$741,000	$778,000
Accrued expenses	650,000	161,000
Current portion of long-term debt	44,000	44,000
Due to related party	4,800,000	4,800,000
Related party payable	478,000	422,000
TOTAL CURRENT LIABILITIES	6,713,000	6,205,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 903,505,407 and 814,336,863 issued and outstanding in 2009 and 2008, respectively	904,000	814,000
Additional paid in capital	37,071,000	35,168,000
Accumulated deficit	(32,730,000)	(29,804,000)
Total stockholders’ equity	5,245,000	6,178,000
Noncontrolling interest	6,967,000	6,987,000
Total equity	12,212,000	13,165,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,925,000	$19,370,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009		2008
REVENUES
Government contracts		$701,000	$225,000
Commercial contracts		57,000	71,000
Framed artwork sales		3,618,000	866,000
Total revenues		4,376,000	1,162,000

COST OF REVENUES		2,686,000	497,000
GROSS PROFIT		1,690,000	665,000

OPERATING EXPENSES
Research and development		30,000	531,000
Selling, general and administrative expenses		4,387,000	8,721,000
Total operating expenses		4,417,000	9,252,000
LOSS FROM OPERATIONS		(2,727,000)	(8,587,000)

OTHER INCOME (EXPENSE)
Interest income		―	7,000
Interest expense		(431,000)	(37,000)
Other income		61,000	225,000
Gain on sale of marketable securities		―	29,000
Gain on sale of humidity sensor product line		176,000	―
Total other income (expense)		(194,000)	224,000

LOSS INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES		(2,921,000)	(8,363,000)

Discontinued operations		12,000	(1,402,000)
Income taxes expense		―	(10,000)
Noncontrolling interests		―	(42,000)
NET LOSS ATTRIBUTED TO VIASPACE		$(2,909,000)	$(9,817,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS
—Basic and diluted	$	*	$(0.02)
Discontinued operations		*	*
Noncontrolling interests		*	*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS — Basic and diluted	$	*	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		866,143,989	507,428,372
____________
*     Less than $0.01 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(2,909,000)	$(9,817,000)

Other Comprehensive Income:
Unrealized holding gain (loss) on securities	―	(49,000)
Less reclassification adjustment for realized gain on securities included in net loss	―	(29,000)
Net unrealized holding gain (loss) on securities	―	(78,000)

COMPREHENSIVE LOSS	$(2,909,000)	$(9,895,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Loss		Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2007	316,452,598	$316,000	$19,040,000	$	―		$78,000	$(19,941,000)	$(507,000)

Net loss								(9,817,000)	(9,817,000)
Other comprehensive income:
Unrealized holding gain on securities							(49,000)		(49,000)
Reclassification of realized gain on securities to net loss							(29,000)		(29,000)
Comprehensive loss									(9,895,000)
Sales of common stock to investors	4,928,750	5,000	220,000						225,000
Investment in Inter-Pacific Arts, Inc. related to acquisition by VIASPACE Green Energy, Inc.			1,580,000						1,580,000
Shares issued pursuant to Form S-3 registration statement to be sold by Company	21,276,595	21,000	957,000		(962,000)				16,000
Shares issued pursuant to Form S-3 registration statement originally intended to be sold, but returned to Company and cancelled	(20,951,645)	(21,000)	(941,000)		962,000				―
Exercise of warrants	5,763,625	6,000	254,000						260,000
Stock compensation expense related to stock options			1,474,000						1,474,000
Cash distribution from Ionfinity, LLC			46,000					(46,000)	―
Shares issued to YA Global related to litigation settlement	22,500,000	23,000	607,000						630,000
Shares issued in acquisition of Inter-Pacific Arts	276,422,160	276,000	4,313,000						4,589,000
Shares issued to consultants, vendors, employees and directors for services	187,944,780	188,000	7,618,000						7,806,000

BALANCE, DECEMBER 31, 2008	814,336,863	$814,000	$35,168,000	$	―	$	―	$(29,804,000)	$6,178,000

Net loss								(2,909,000)	(2,909,000)
Cash distribution from Ionfinity, LLC			17,000					(17,000)	―
Stock compensation expense related to stock options			298,000						298,000
Shares issued to consultants, vendors, employees and directors for services	89,168,544	90,000	1,588,000						1,678,000

BALANCE, DECEMBER 31, 2009	903,505,407	$904,000	$37,071,000	$	―	$	―	$(32,730,000)	$5,245,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,909,000)	$(9,817,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		124,000	88,000
Amortization of intangible assets		71,000	31,000
Stock option and warrant compensation expense		298,000	1,474,000
Stock compensation expense related to stock issued		1,486,000	1,737,000
Operating expenses paid in stock issued		296,000	6,095,000
Gain on sale of marketable securities		―	(29,000)
Gain on sale of assets to Knovitech, Inc. included in discontinued operations		―	(452,000)
Gain on sale of assets to Landtec		(176,000)	—
Minority interest		(20,000)	(12,000)
(Increase) decrease in:
Accounts receivable		17,000	785,000
Inventory		(78,000)	72,000
Prepaid expenses and other current assets		38,000	(2,000)
Increase (decrease) in:
Accounts payable		(37,000)	(44,000)
Unearned revenue		―	13,000
Accrued expenses and other		438,000	(144,000)
Related party payable		111,000	229,000
Net cash provided by (used in) operating activities		(341,000)	24,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(286,000)	(5,000)
Investment in land lease		(102,000)	―
Proceeds from sale of marketable securities		―	29,000
Proceeds from sale of assets to Landtec		210,000	―
Proceeds from sale of assets to Knovitech, Inc.		―	200,000
Net cash provided by (used in) investing activities		(178,000)	224,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party receivables		(1,045,000)	―
Proceeds from loan		—	300,000
Payments on long-term debt		—	(27,000)
Proceeds from sale of common stock		—	66,000
Repayments of loans		—	(375,000)
Investment by seller of Inter-Pacific Arts, Inc.		—	1,580,000
Cash in Inter-Pacific Arts, Inc. at date of acquisition		―	7,000
Proceeds from exercise of warrants		―	259,000
Net cash provided by (used in) financing activities		(1,045,000)	1,810,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,564,000)	2,058,000
CASH AND CASH EQUIVALENTS, Beginning of year		2,666,000	608,000
CASH AND CASH EQUIVALENTS, End of year		$1,102,000	$2,666,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$6,000	$40,000
Income taxes	$	―	$10,000

Supplemental Disclosure of Non-Cash Financing for 2008:
•
The Company issued 187,944,780 shares of the Company’s common stock for future services valued on the date of issuance at $7,806,000.  This amount was recorded on the date of issuance as prepaid expenses.

•	Acquisition of Inter-Pacific Arts, Inc.:
o
The Company acquired Inter-Pacific Arts, Inc. on October 21, 2008 for 276,422,160 shares of the Company’s common stock with a fair market value on the date of acquisition of $4,588,000, a note for $4,800,000 and 3.5 million shares of the Company’s subsidiary VIASPACE Green Energy, Inc.

o	The Company recorded $12,322,000 of goodwill and $508,000 for a license to fast-growing hybrid grass related to this acquisition.
o	Inter-Pacific Arts, Inc. had assets with a fair market value of $3,002,000 on the date of acquisition including $7,000 in cash.

Supplemental Disclosure of Non-Cash Activities for 2009:
o	The Company issued 23,377,927 shares of the Company’s common stock for future services valued at issuance at $638,000. This amount was recorded at issuance as prepaid expenses.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) through our majority owned subsidiary VIASPACE Green Energy Inc.  (“VGE”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in China and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  VIASPACE is based in California with business activities in China, Korea and Japan.

VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.    VIASPACE became a public company on June 22, 2005.  On October 21, 2008, the Company and its then wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US.  IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") which also has a worldwide license to cultivate and sell GKG.

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

Going Concern - At December 31, 2009, the Company has a negative working capital of $2,280,000 and an accumulated deficit of $32,730,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Basis of Presentation - The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications have been made to the December 31, 2008 consolidated financial statements in order to conform to the December 31, 2009 consolidated financial statement presentation.

Noncontrolling Interest - Certain amounts presented for prior periods that were previously designated minority interest have been reclassified to conform to the current year presentation.  Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified in FASB Accounting Standards Codification (“ASC”) Topic 810) which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also required changes to certain presentation and disclosure requirements.  The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented.  As a result, upon adoption, the Company retroactively reclassified the “Minority interest” previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries.  The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

Noncontrolling interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires that the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE is not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At December 31, 2009 and December 31, 2008, the Company recorded $500,000 as NCI representing an investment in DMFCC by a minority shareholder.  At December 31, 2009 and December 31, 2008, the Company recorded $6,432,000 and $6,487,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

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

Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) (codified in FASB ASC Topic 320). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At December 31, 2009 and December 31, 2008, the Company did not have any marketable securities.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.  Inventory includes material, direct labor and related manufacturing overhead.  The following is a summary of inventory by business line at December 31, 2009 and December 31, 2008:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$399,000	$	―	$399,000
Grass	56,000		―	56,000
Total	$455,000	$	―	$455,000

The following is a summary of inventory at December 31, 2008:

	Raw Materials	Finished Goods	Total
Framed-Artwork	$286,000	$16,000	$302,000
Humidity sensory and battery tester	30,000	5,000	35,000
Grass	40,000	―	40,000
Total	$356,000	$21,000	$377,000

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets and estimated lives as follows:

Building	20 to 30 years
Machinery and equipment	10 years
Office equipment	5 years
Vehicles	5 years
Computers	3 years

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility during 2005 for RMB 5,000,000 or approximately $605,000.  The land lease is for 30 years.  Accordingly, the land use right is being amortized on the straight-line method over 30 years.   In the first quarter of 2009, VGE leased approximately 45 hectares (111 acres) of land in the Guangdong province of the PRC for 20 years at a cost of RMB 172,080 or approximately $25,000 every three years.  In the third quarter of 2009, VGE signed a lease for approximately 55 hectares (136 acres) of land in Guangdong province.  The lease begins October 1, 2009 with a lease life of about 29 years at a cost of approximately RMB 65,000 or approximately $8,000 per year.  This land is being used to grow GKG.

License – IPA China has a license to grow and sell a new fast-growing hybrid grass known as GKG used for production of biofuels and as feed for livestock.  IPA China sublicensed this right from China Gate Technology Co., Ltd. (Licensor) who obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and the Company on October 21, 2008.  The principal of Licensor, Mr. Maclean Wang, is the Director Grass Development of VGE.  Mr. Wang entered into an employment agreement with VGE on October 21, 2008.  The principal of Licensor, Mr. Maclean Wang, is the Director Grass Development of VGE.  Mr. Wang entered into an employment agreement with VGE on October 21, 2008.  Mr. Wang and Mr. Chang were business associates prior to the licensing of the hybrid grass, but the business association did not relate to IPA China.  Mr. Wang had no involvement with IPA China, IPA BVI, VGE or VIASPACE prior to the licensing of the hybrid grass.   As discussed in Note 9, in the event that the Second Closing of the acquisition of IPA BVI and China does not occur, VGE’s Parent Company will no longer be permitted to operate in the grass business for three years; however, VGE will continue to be permitted to operate in the grass business.

In addition, as discussed in Note 9, the Licensor and Sung Hsien Chang, the seller of IPA China and IPA BVI, each represented that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date.  IPA China secured 45 hectares of arable land in the first quarter of 2009 and leased an additional 55 ha in the third quarter of 2009.  The requirement has been met so this requirement no longer has any impact on our ability to utilize our grass license rights.

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

Fair Value of Financial Instruments - SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (codified in FASB ASC Topic 85), requires the Company to disclose estimated fair values of financial instruments.  The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes– The Company utilizes FAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2008 and 2009.  For 2008, IPA China was eligible for a reduced income tax at 50% of the normal income tax rate.  Beginning January 1, 2009, IPA China will be subjected to the normal income tax rate.  IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes.  The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

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

Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined.  Ionfinity has generated revenues to date on fixed-price contracts for government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government.  The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” ("EITF No. 00-21") (codified in FASB ASC Topic 605),.   In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB 104 defined earlier are met.

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

Cost of Goods Sold – Cost of goods sold consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Comprehensive Income (Loss) – IPA China’s functional currency is the Renminbi (“RMB”).  For financial reporting purposes, RMB were translated into United States dollars ("USD") as the reporting currency.   Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.   Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income".  Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.  IPA BVI’s sales are denominated in USD.

Segment Reporting and Geographic Information – SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Stock Based Compensation - VIASPACE and DMFCC have stock-based compensation plans.  Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) (codified in FASB ASC Topic 718), using the modified prospective application transition method.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Research and Development - The Company charges research and development expenses to operations as incurred.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at December 31, 2009 and December 31, 2008:

	2009	2008

U.S. Government customers	$74,000	$32,000
Framed artwork customers	206,000	247,000
Total accounts receivable	280,000	279,000
Less: Allowance for doubtful accounts	(18,000)	—
Accounts receivable, net	$262,000	$279,000

NOTE 3 — PREPAID EXPENSES

During 2008 and 2009, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-3 and an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company.  As of December 31, 2009 and December 31, 2008, the remaining value of these agreements was $601,000 and $187,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

On August 25, 2008, the Board of Directors of the Company awarded nine million shares each to Dr. Carl Kukkonen, CEO; Mr. Amjad Abdallat, COO; and Mr. Stephen Muzi, CFO; as compensation for services rendered to the Company.  In addition, one million shares were awarded to Mr. Rick Calacci, Director, for services rendered to the Company.  All of these shares had a one-year restriction attached to them that expired August 24, 2009.    The value of the shares on the date of grant was $775,500 which was expensed monthly through August 24, 2009.  As of December 31, 2009 and December 31, 2008, the unamortized value of these common shares was zero and $501,000, respectively, and is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $50,000 and $109,000 at December 31, 2009 and December 31, 2008, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Building	$705,000	$606,000
Machinery and equipment	356,000	206,000
Office equipment	165,000	369,000
Vehicles	167,000	144,000
Leasehold improvements	1,000	26,000
Total property and equipment	1,394,000	1,351,000
Less: Accumulated depreciation	458,000	558,000
Fixed assets, net	$936,000	$793,000

Depreciation expense was $124,000 for the year ended December 31, 2009 and $72,000 for the year ended December 31, 2008.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Land use right	$707,000	$605,000
Less: Accumulated amortization	121,000	91,000
Land use right, net	$586,000	$514,000

Amortization expense was $30,000 for the year ended December 31, 2009.  Amortization expense was $5,000 for the period October 21, 2008 through December 31, 2008.  The amortization for the next five years will be:  2010 - $38,000; 2011 - $38,000; 2012 - $31,000; 2013 - $30,000; and 2014 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances related to intellectual property are comprised of the following at December 31, 2009 and December 31, 2008, respectively:

	2009	2008

License to patent	$380,000	$380,000
Less: Accumulated amortization	217,000	201,000
Intellectual property, net	$163,000	$179,000

The amortization expense for the next five years will be $17,000 in each year.

License to Grass

As more fully explained in Note 9, the Company and Parent Company acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  The Parent Company issued 30,576,007 shares to the licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is being amortized over an estimated useful life of 20 years.  In 2009, $25,000 was recorded as amortization expense.   Amortization expense was $4,000 for the period October 21, 2008 through December 31, 2008.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2009 and December 31, 2008:

	2009	2008
License to Grass	$507,000	$507,000
Less: Accumulated amortization	29,000	4,000
License to Grass, net	$478,000	$503,000

Goodwill

As more fully explained in Note 9, the Company and Parent Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of December 31, 2009 and December 31, 2008, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of December 31, 2009 and December 31, 2008, the Company owned 59.3% of the outstanding shares of VGE.

Ionfinity. As of December 31, 2009 and December 31, 2008, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

NOTE 8 — ACQUISITION OF IPA

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("Licensor"). Under the Purchase Agreement, we agreed to acquire 100% of Inter-Pacific Arts Corp., a BVI international business company ("IPA BVI"), and the entire equity interest of Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay $16 million in a combination of cash, and newly-issued shares of VIASPACE and our ordinary shares.  In addition, VIASPACE issued shares of its common stock to Licensor and in exchange Licensor sub licensed certain fast growing grass technology to IPA China.

The transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated their results, assets and liabilities in our financial statements.  In addition, VGE executed employment agreements with certain persons, including Sung Hsien Chang; Carl Kukkonen, VIASPACE’s Chief Executive Officer; Stephen Muzi, VIASPACE’s Chief Financial Officer; and Maclean Wang, the sole shareholder of the Licensor.  Our shareholders also entered into an agreement with Chang regarding the rights as our shareholders ("Shareholders Agreement") to elect directors.  IPA China became a wholly-owned subsidiary of IPA BVI (and indirectly, our subsidiary) subsequent to the First Closing on June 9, 2009.

The conditions to VIASPACE’s and VGE’s obligations to consummate the second closing included: (1) representations and warranties of Chang and Licensor remained true at closing; (2) Chang complied with the material covenants under the agreement; (3) the issuance of the securities to Chang and Licensor were exempt from registration, including under  Regulation D for which the issuance of the first closing shares relied upon; (4) Chang executed certain compliance certificates; (5) customary permits, consents and waivers were obtained; (6) books and records were delivered to VIASPACE; (7) an officer’s certificate regarding each target’s charter documents were delivered; (8) due diligence had been satisfactorily completed; and (9) Chang shall have transferred his entire equity interest in IPA China to IPA BVI.

The conditions to Chang’s and Licensor’s obligation to consummate the second closing included: (1) representations and warranties of VIASPACE and us remained true at closing; (2) VIASPACE and we complied with the material covenants under the agreement; (3) books and records of VIASPACE were delivered or made available to Chang and his counsel; (4) any necessary third party consents shall have been obtained; and (5) VIASPACE shall be prepared to deliver $4.8 million plus interest in cash to Chang.  To our knowledge, all of these criteria, other than the cash payment were met. Even if the Second Closing did not occur, the remaining 30% of IPA BVI was to be transferred by Chang to VGE prior to the Second Closing deadline.

In addition, the Licensor and Chang, the seller of IPA China and IPA BVI, each represented that at least 100 hectares of arable land in Guangdong province in China will be available for grass farming by IPA China within 12 months after the First Closing Date.  IPA China secured 45 hectares of arable land in the first quarter of 2009 and leased an additional 55 hectares in the third quarter of 2009.  The requirement was met.

On August 21, 2009, the parties entered into a second Amendment to the Purchase Agreement whereby VIASPACE irrevocably assigned to Chang and Licensor the VIASPACE shares issued to Chang and Licensor in the First Closing of the Purchase Agreement.  Licensor agreed to limit sales of VIASPACE common shares issued at the First Closing to 8,800,000 shares in any 90-day period.

As required by the Purchase Agreement, VGE filed a Form S-1 Registration Statement with the SEC on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Form S-1 Registration Statement effective on December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock are approved for listing on the OTC Bulletin Board under the ticker symbol VGREF.OB. This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then at an annual rate of 6%  thereafter. As of March 24, 2010, the entire amount of Cash Consideration due from VIASPACE to Chang was $5.291 million.   We have control of the assets of IPA BVI through our majority ownership position and there is no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

The Second Closing did not occur on the February 15, 2010 deadline.  However, Chang, VIASPACE and VGE agreed to continue negotiating an alternative closing and purchase of IPA and those negotiations are continuing as of the filing date of this Form 10-K.

The value paid by VIASPACE and VGE for the acquisition was $15,832,000 composed of:  fair market value of VIASPACE stock issued for assets acquired - $4,589,000; VIASPACE loan to Mr. Sung Hsien Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which are recorded on the balance sheet of VIASPACE.

The acquisition of IPA BVI and IPA China occurred on October 21, 2008.  The following table reflects the Company’s consolidated unaudited results of operations as if the acquisition occurred on January 1, 2008.

2008
Revenues – as reported	$1,162,000
Revenues – pro forma	$6,920,000
Net Loss – as reported	$(9,817,000)
Net Loss – pro forma	$(8,699,000)
Loss per share - basic and diluted – as reported	$(0.02)
Loss per share - basic and diluted – pro forma	$(0.01)

NOTE 9 — DISCONTINUED OPERATIONS

Return of Battery License to Caltech

On August 11, 2009, the Company and California Institute of Technology (“Caltech”) entered into an agreement whereby the Company returned to Caltech the license it received from Caltech on August 15, 2007 related to certain electrochemical thermodynamic measurement system technology.  In exchange for the return of this license and $25,000, Caltech cancelled $134,000 payable by the Company related to the electrochemical thermodynamic measurement system technology and patent costs related to DMFCC fuel cell technology licensed from Caltech.  The Company also agreed to return its fuel cell patents to Caltech if it ever fails to maintain the patents or if it fails by August 11, 2013 to commercialize or license one or more of the fuel cell patents received from Caltech.  The Company is free to not maintain one or more individual patents if they do not meet business objectives in which case such individual patent shall revert back to Caltech.  If the portfolio is returned to Caltech, DMFCC will be granted a royalty-free nonexclusive license without the right to sublicense to the patents covering the ability to make, use, sell, offer to sell and import the items covered by the patents.

Sale of Assets of VIASPACE Security

On December 22, 2008, the Company (the “Seller”) entered into an Asset Purchase Agreement (the "Purchase Agreement") with Knovitech, Inc., a Delaware corporation (the "Buyer"). Pursuant to the Purchase Agreement, the Company transferred certain assets described below for $479,000 ("Purchase Price"). $200,000 of the Purchase Price was paid Buyer as a deposit. An additional $279,000 was paid by Buyer’s assumption of certain indebtedness of Seller as evidenced by that certain promissory note executed and delivered by Seller in the original principal amount of $250,000 plus accrued interest of $29,000 executed by Seller in favor of Rhino Steel Manufacturing Ltd. and subsequently acquired by SNK Capital Trust ("Rhino Note").

The Company transferred assets consisting of trade and assumed names (except for the trade name "VIASPACE" and Direct Methanol Fuel Cell Corporation "DMFCC" and "Ionfinity"); customer lists and customer orders received after Closing; Seller’s licenses or other contractual arrangements for "SHINE", an inference engine technology, and any related licenses from JPL/Caltech for use of SHINE; Seller’s intellectual property relating to the AIMS Perimeter Surveillance Radar solution (by DMT) ("AIMS Radar") and also the deposit on the radar equipment; Seller’s intellectual property relating to: (i) ViaChange technology, (ii) U-Hunter technology; and (iii) MUDSS technology; certain equipment owned by Seller consisting of (i) desktop and laptop computers used by Seller’s consultants or employees and (ii) test and manufacturing equipment needed to carry on the business units acquired by the Buyer; all other intangible assets related to the assets set forth in subsections (a) through (h) listed above; all uniform resource locators ("URLs") associated with the domain names of the Seller related, directly or indirectly, to the purchased assets as described in sub-sections (a) through (i) above, including, without limitation, any websites related to the Purchased Assets together with all content of such websites but excluding URLs and websites incorporating the trade name "VIASPACE", or relating to DMFCC (as defined below);

Assets excluded from the transfer, included among other things: trademark, logo, trade name and corporate name, URLs, websites relating to and incorporating the name "VIASPACE", and Direct Methanol Fuel Cell Corporation , and "DMFCC"; Seller’s Equipment including without limitation, furniture, fixtures, computers and tenant improvements and computer servers, not otherwise expressly included; the energy businesses, including without limitation the humidity sensor, battery tester, and battery businesses and also Seller’s member interest in Ionfinity LLC; Seller’s Accounts Receivable for products or services arising out of transactions prior to closing; and equity securities of, or any other rights, interests or privileges pertaining to any of Seller’s subsidiaries. Seller granted Buyer an option to purchase the humidity sensor, battery tester, and battery businesses and Seller’s share in Ionfinity LLC for $400,000.  This option expired April 18, 2009.

The Company recorded a gain on sale of assets related to this Purchase Agreement of $452,000 in the fourth quarter of 2008.  Discontinued operations of $1,193,000 for the nine months ended September 30, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.

Sale of Humidity Sensor Business Unit

On April 20, 2009, the Company (“Seller”) entered into an Asset Purchase and Support Services Agreement (the "Landtec Purchase Agreement") with Landtec North America, a California corporation ("Buyer").  Pursuant to the Landtec Purchase Agreement, the Company transferred certain assets (the "Purchased Assets") described below to the Buyer. The Purchased Assets primarily included assets related to the Seller's tunable diode laser-based humidity sensor business.  Seller also agreed to cause certain of its consultants and employees to provide support services after the closing ("Support Services").

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

(d)	parts inventory;
(e)	prototype and tradeshow demonstration units;
(f)	manufacturing equipment and calibration equipment owned by the company including computers and monitors, IC programmer and oscilloscope;
(g)	Drawings of all parts and/or components of the humidity sensor (a complete printed set and the original CAD);
(h)	Assembly drawings for the humidity sensor (a complete printed set and the original CAD files);
(i)	Works instructions explaining how to assemble the humidity sensor;
(j)	Works instructions explaining how to calibrate the humidity sensor including acceptable limits;
(k)	A complete bill of materials for the humidity sensor;
(l)	A complete list of suppliers of each part or assembly;
(m)	Circuit diagrams for all circuits in the humidity sensor including interconnection diagrams;
(n)	Printed Circuit Board ("PCB") information for each PCB within the humidity sensor, a complete bill of materials for each PCB, a full set of Gerber files for each PCB;
(o)	Original CAD design file for each PCB;
(p)	Purchase specification/special considerations for each PCB;
(q)	Software files containing original source code;
(r)	Software release notes, including known bugs;
(s)	Copy of compiler used and any related license;

(t)	Copy of compiled code as binary file (so you can still make copies even if compiler problems);
(u)	All software documentation;
(v)	Software version control log;
(w)	Details of development environment;
(x)	Any test gear related to the humidity sensor;
(y)	List of customers and contact information;
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

The Company recorded a gain on sale of assets related to this Landtec Purchase Agreement of $176,000 in the second quarter of 2009.  Discontinued operations of $1,402,000 for the year ended December 31, 2008, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.

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

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board.  An aggregate of 113,416,692 shares were available for future grant at December 31, 2009.  During the year ended December 31, 2009, the Company granted 19,538,462 stock options to board members, employees and consultants to purchase common shares with exercise prices of ranging between $0.0094 and $0.0225 per share.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

For the year ended December 31, 2009, the Company issued 27,487,425 shares of common stock under the Plan to employees, directors and consultants for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $464,000 for the year ended December 31, 2009.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued, including those issued to employees, directors, consultants and advisory board members for the years ended December 31, 2009 and 2008, the fair value was estimated at the date of grant using the following range of assumptions:

	2009	2008
Risk free interest rate	2.53% - 3.31%	3.28% - 3.42%
Dividends	0%	0%
Volatility factor	126.13% - 134.16%	118.81% - 122.90%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	28.6% - 49.9%	0% - 16.3%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan for 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	8,130,000	$0.04
Granted	18,000,000	0.02
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2009	26,130,000	$0.03	8.3	$55,000
Exercisable at December 31, 2009	6,786,875	$0.03	8.3	$39,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2009 was $0.0143 per share.  The Company recorded $275,000 of compensation expense for employee and director stock options during 2009.  At December 31, 2009, there was a total of $302,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one quarter years.  At December 31, 2009, the fair value of options vested for employees and directors was $232,000.  There were no options exercised during 2009.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan for 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share		Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	―	$	―
Granted	1,538,462		0.02
Exercised	—		—
Forfeited	—		—
Outstanding at December 31, 2009	1,538,462		$0.02	2.6	$35,000
Exercisable at December 31, 2009	1,538,462		$0.02	2.6	$35,000

The weighted-average grant date fair value of stock options granted to consultants during 2009 was $0.015 per share.  The Company recorded $23,000 of compensation expense for consultant stock options during 2009.  At December 31, 2009, there was a total of zero unrecognized compensation costs related to non-vested share-based compensation arrangements.  At December 31, 2009, the fair value of options vested for consultants was $35,000.  There were no options exercised during 2009.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors.  As of December 31, 2009, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the period ended December 31, 2009, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan for the period ended December 31, 2009:
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2008	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at December 31, 2009	1,396,000	$.02	4.7	$45,000
Exercisable at December 31, 2009	1,396,000	$.02	4.7	$45,000

DMFCC recorded zero stock option compensation expense during 2009 and 2008.  There were no options exercised during 2008.

Warrants

The Company has issued warrants to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.  These warrants expire between November 2, 2011 and March 8, 2012.

NOTE 11 — LONG-TERM DEBT

Concentric Water entered into a long-term debt agreement with the Community Development Commission (“CDC”) in 2004 for $100,000, with interest of 5%, monthly payments of $1,610, with the final payment originally due in September 2009.  The loan was secured by the assets of Concentric Water.  On January 27, 2010, the Company and the CDC agreed to restructure the agreement whereby Concentric Water agreed to pay $1,986 in monthly principal payments beginning February 1, 2010 for 18 months.  The interest rate on the loan remained at 5%.

VIASPACE Security entered into a long-term debt agreement with the CDC in 2004 for $50,000, with interest of 5%, monthly payments of $1,151, with the final payment due in September 2009.  The Company received an extension of time to repay this loan and paid this loan off in full on January 20, 2010 in the amount of $9,357.

Summary of Loans and Long-Term Debt

Loans and Long-term debt is comprised of the following at December 31, 2009 and December 31, 2008, respectively:

	2009		2008
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011		$35,000		$35,000
CDC of the County of Los Angeles, secured, with interest at 5% due January 20, 2010		$9,000		9,000
Total Long-term Debt		44,000		44,000
Less Current Portion of Long-term Debt		44,000		44,000
Net Long-term Debt	$	―	$	―

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on November 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company.  Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%.  The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet.  At December 31, 2009, there is accrued interest of $425,000 related to this loan included in accrued expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2009 and December 31, 2008, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares.  The par value of the preferred stock is $0.001.  There were no shares outstanding of preferred stock as of December 31, 2009 and December 31, 2008.

Common Stock

As of December 31, 2009 and December 31, 2008, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2008, there were 814,336,863 shares of common stock outstanding.  During 2009, the Company issued 27,487,425 shares of common stock under an existing Form S-8 Registration Statement to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 61,681,119 unregistered shares of common stock to employees, directors, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2009 were recorded at fair market value on the date of grant.  As of December 31, 2009, there were 903,505,407 shares of common stock outstanding.

NOTE 13 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at December 31, 2009.  As of the date of these financial statements, the 2008, 2007, and 2006 income tax years are open to the possibility of examination by federal and state taxing authorities.

The Company did not record a provision for income taxes for the year ended December 31, 2009 as a result of operating losses for the current fiscal year.  The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008.

	2009		2008
U.S Statutory rates	(34.0%	)	(34.0%	)
State taxes, net of Federal benefit	7.2%		7.1%
Income from non-taxable jurisdiction	(8.2%	)	(7.2%	)
Valuation allowance for U.S. net operating losses	35.0%		34.1%

Effective income tax rate	0.0%		0.0%

Note 14 — RETIREMENT PLAN

Effective March 1, 2006, the Board approved and established the VIASPACE Inc. 401(k) Plan (“401(k) Plan”).  The 401(k) Plan covered employees of the Company and its subsidiaries.  The 401(k) Plan was closed on March 1, 2009.

Note 15 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) (codified in FASB ASC Topic 280). For the year ended December 31, 2009, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in four reportable segments.  The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment.  The operations of Ionfinity are included in the Security segment.  The operations of IPA China and IPA BVI are included in the Framed Artwork segment.  The operations of VGE are included in the Grass segment.

Effective with the acquisition of IPA by VGE on October 21, 2008, the Company added two reportable segments.  One is the framed-artwork segment which specializes in manufacturing and selling high-quality, copyrighted, framed artwork to retail stores.  In addition, there is a grass business segment, which plans to grow, harvest and sell GKG as a livestock feed as well as a future feedstock for biofuel production.

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

Grass Segment:

(i)
VGE:  VGE is growing GKG in the PRC to be harvested and sold initially as a livestock feed and in the future as a feedstock for biofuel production and as a clean alternative to coal in electricity generating power plants,

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 to these financial statements).  The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.

The amounts shown as “Corporate Administrative Costs” consist of unallocated corporate-level operating expenses.  In addition, the Company does not allocate other income/expense, net to reportable segments.

Information on reportable segments for 2009 and 2008 is shown below:

	2009	2008

Revenues:
Energy	$57,000	$71,000
Security	701,000	225,000
Framed-Artwork	3,618,000	866,000
Grass	―	―
Total Revenue	$4,376,000	$1,162,000

Income (Loss) From Operations:
Energy	$(365,000)	$(1,015,000)
Security	65,000	7,000
Framed-Artwork	759,000	284,000
Grass	(879,000)	(182,000)
Loss From Operations by Reportable Segments	(420,000)	(906,000)
Corporate Administrative Costs	(523,000)	(4,412,000)
Corporate Stock Compensation and Warrant Expense	(1,784,000)	(3,045,000)
Loss From Operations	$(2,727,000)	$(8,363,000)

	2009	2008
Assets:
Energy	$164,000	$202,000
Security	166,000	134,000
Framed-Artwork	5,989,000	5,179,000
Grass	894,000	193,000
VIASPACE Corporate	11,712,000	13,662,000
Total Assets	$18,925,000	$19,370,000

For 2009 and 2008, the Company had one customer which made up 71% and 57%, respectively, of our total consolidated revenues.

NOTE 16 — NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128 (codified in FASB ASC Topic 260).  Under the provision of SFAS No. 128, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants.  The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS No. 128 by application of the treasury stock method.  For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following table sets forth common stock equivalents (potential common stock) for 2009 and 2008 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2009	2008

Stock Options	27,668,000	8,130,000
Warrants	624,000	1,024,000

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2009 and 2008, respectively:

	2009		2008
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(2,909,000)	$(9,817,000)
Denominator:
Weighted average shares of common stock outstanding		866,143,989	507,428,372
Net loss per share of common stock, basic and diluted	$	*	$(0.02)

* Less than $0.01

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

Included in the Company’s consolidated balance sheet at December 31, 2009 and December 31, 2008 are Related Party Receivables and Related Party Payables.  The Related Party Receivables and Related Party Payables are detailed below.  Sung Hsien Chang is President of VGE and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  IPA China recorded revenues of $233,000 for the year ended December 31, 2009 from JJ.

The following table represents a summary of Related Party Receivables at December 31, 2009 and December 31, 2008:

	2009	2008
Due from Sung Hsien Chang	$759,000	$209,000
Due from JJ International	1,134,000	657,000
Due from employee of IPA China	18,000	55,000
Total	$1,911,000	$921,000

At December 31, 2009 and 2008, the Company included as a related party payable $111,000 representing accrued salary and partner draw due Dr. Kukkonen, CEO by ViaSpace Technologies, LLC (“ViaSpace LLC”) prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.  In addition, at December 31, 2009 and 2008, the Company owes $281,000 and $74,000, respectively, to Dr. Kukkonen for earned salary that has not been paid.

At December 31, 2008, the Company included as a related party payable $62,000 representing accrued salary and partner draw due to Mr. Amjad Abdallat, Director of the Company and former VP by ViaSpace LLC prior to its merger with the Company on June 22, 2005. These amounts were accrued by ViaSpace LLC prior to December 31, 2002.  On December 9, 2009, the Company sold the inactive common stock of VIASPACE Security Inc. for the unpaid partner draw existing at December 31, 2008.  At December 31, 2008, the Company owed $49,000 to Mr. Abdallat for earned salary that has not been paid.  On December 9, 2009, the Company issued Mr. Abdallat 2,565,576 shares of the Company’s common stock for the unpaid salary existing at December 31, 2008.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company.  Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons.  As of December 31, 2009, $11,000 is owed to Mr. Denda.

The following table represents a summary of Related Party Payables at December 31, 2009 and December 31, 2008:

	2009	2008
Due to employee of IPA China	$20,000	$21,000
Due to JJ International	29,000	―
Due to Carl Kukkonen	391,000	185,000
Due to Amjad Abdallat	―	111,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	24,000	―
Due to Directors of Ionfinity	3,000	―
Due to other employees of Company	―	19,000
Due to related party vendor of IPA China	―	75,000
Total	$478,000	$422,000

Employment Agreements

On October 21, 2008, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang, Stephen Muzi and Maclean Wang.  Dr. Kukkonen would serve as Chief Executive Officer, Mr. Chang as President, Mr. Muzi as Chief Financial Officer, Treasurer and Secretary and Mr. Wang as Managing Director of Grass Development.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum, Mr. Muzi would receive $180,000 per annum and Mr. Wang would receive $84,000 per annum.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 15 days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.  Mr. Chang and Mr. Wang’s employment agreements also have a feature that granted each of them an option to purchase the number shares of its common stock equal to four percent (4%) of VGE’s total outstanding shares as of the Second Closing.  These employment agreements terminated on February 15, 2010 as the Company failed to achieve the Second Closing of IPA BVI and IPA China as discussed in Note 9.  The Company expects to negotiate and enter into new employments with Dr. Carl Kukkonen, Mr. Sung Hsien Chang, and Mr. Stephen Muzi during the second quarter of 2010.

Due to Sung Hsien Chang

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 on November 21, 2009, related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company.  Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%.  The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet.  At December 31, 2009, there is accrued interest of $425,000 related to this loan included in accrued expenses.

Note 18— OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company is not currently in any long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for 2009 and 2008 was $65,000 and $27,000, respectively.

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

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in Notes to the Consolidated Financial Statements.