Form 10-Q
period 2010-03-31
VIASPACE Inc.
filed 2010-05-14
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-110680

VIASPACE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2102 Business Center Drive, Suite 130, Irvine, CA  92612
(Address of principal executive offices)

(626) 768-3360
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [_] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [_]  NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  944,310,817 shares of $0.001 par value common stock issued and outstanding as of May 10, 2010.

VIASPACE INC.

INDEX
QUARTER ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$637,000	$1,102,000
Accounts receivable, net	333,000	262,000
Inventory	397,000	455,000
Prepaid expenses	530,000	651,000
Related party receivables	2,232,000	1,911,000
Other current assets	117,000	52,000
TOTAL CURRENT ASSETS	4,246,000	4,433,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	1,032,000	936,000

OTHER ASSETS:
Land use right, net of accumulated amortization	580,000	586,000
Intellectual property, net of accumulated amortization	158,000	163,000
Grass license, net of accumulated amortization	472,000	478,000
Goodwill	12,322,000	12,322,000
Other assets	7,000	7,000
TOTAL OTHER ASSETS	13,539,000	13,556,000

TOTAL ASSETS	$18,817,000	$18,925,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$758,000	$741,000
Accrued expenses	716,000	650,000
Current portion of long-term debt	29,000	44,000
Due to related party	4,800,000	4,800,000
Related party payables	507,000	478,000
TOTAL CURRENT LIABILITIES	6,810,000	6,713,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 923,458,602 and 903,505,407 issued and outstanding in 2010 and 2009, respectively	923,000	904,000
Additional paid in capital	37,467,000	37,071,000
Accumulated deficit	(33,360,000)	(32,730,000)
Total stockholders’ equity	5,030,000	5,245,000
Noncontrolling interest	6,977,000	6,967,000
Total equity	12,007,000	12,212,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,817,000	$18,925,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2010		2009
REVENUES
Government contracts		$170,000		$174,000
Commercial contracts		―		55,000
Framed artwork sales		757,000		591,000
Total revenues		927,000		820,000

COST OF REVENUES		676,000		526,000
GROSS PROFIT		251,000		294,000

OPERATING EXPENSES
Operations		28,000		9,000
Selling, general and administrative expenses		894,000		1,066,000
Total operating expenses		922,000		1,075,000
LOSS FROM OPERATIONS		(671,000)		(781,000)

OTHER INCOME (EXPENSE)
Interest expense		(72,000)		(130,000)
Other income		123,000		8,000
Other expense		―		(3,000)
Total other income (expense)		51,000		(125,000)

LOSS INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS		(620,000)		(906,000)

Discontinued operations		―		7,000
Noncontrolling interests		(10,000)		48,000
NET LOSS ATTRIBUTED TO VIASPACE		$(630,000)		$(851,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS— Basic and diluted	$	*	$	*
Discontinued operations		*		*
Noncontrolling interests		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		913,326,255		829,974,527
____________
*     Less than $0.01 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(630,000)	$(851,000)

Other Comprehensive Income	―	―

COMPREHENSIVE LOSS	$(630,000)	$(851,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Loss		Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2009	903,505,407	$904,000	$37,071,000	$	―	$	―	$(32,730,000)	$5,245,000

Net loss								(630,000)	(630,000)
Stock compensation expense related to stock options			123,000						123,000
Shares issued to consultants, vendors, employees and directors for services	19,953,195	19,000	273,000						292,000

BALANCE, MARCH 31, 2010	923,458,602	$923,000	$37,467,000	$	―	$	―	$(33,360,000)	$5,030,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(630,000)		$(851,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		20,000		11,000
Amortization of intangible assets		21,000		16,000
Stock option compensation expense		123,000		41,000
Stock compensation expense related to stock issued		166,000		531,000
Operating expenses paid in stock issued		229,000		58,000
Noncontrolling interest		10,000		(48,000)
Gain on disposal of vehicle		(15,000)		―
(Increase) decrease in:
Accounts receivable		(71,000)		(111,000)
Inventory		58,000		(47,000)
Prepaid expenses and other current assets		(43,000)		14,000
Increase (decrease) in:
Accounts payable		17,000		(283,000)
Unearned revenue		―		(13,000)
Accrued expenses and other		66,000		156,000
Related party payable		(292,000)		(353,000)
Net cash used in operating activities		(341,000)		(879,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(122,000)		(2,000)
Proceeds from disposal of vehicle		17,000		―
Investment in land lease		(4,000)		(25,000)
Net cash used in investing activities		(109,000)		(27,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt		(15,000)		―
Net cash used in financing activities		(15,000)		―

NET DECREASE IN CASH AND CASH EQUIVALENTS		(465,000)		(906,000)
CASH AND CASH EQUIVALENTS, Beginning of period		1,102,000		2,666,000
CASH AND CASH EQUIVALENTS, End of period		$637,000		$1,760,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$1,000	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2010:
•	The Company issued 12,000,000 shares of the Company’s common stock for future services valued at $174,000. This amount was recorded at issuance as prepaid expenses.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) through our majority owned subsidiary, VIASPACE Green Energy Inc.  (“VGE”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in China and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  VIASPACE is headquartered in California with business activities in China, Korea and Japan.

VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.    VIASPACE became a public company on June 22, 2005.  On October 21, 2008, the Company and its then wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US.  IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") which also has a worldwide license to cultivate and sell GKG.

Company Background - On June 22, 2005, ViaSpace LLC, which was founded in July 1998, acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”).  GW was incorporated in the State of Nevada on July 14, 2003.  Upon the date of the merger, GW was renamed VIASPACE Inc.  The transaction was accounted for as a reverse merger and a recapitalization of the Company.

Going Concern - At March 31, 2010, the Company has negative working capital of $2,564,000 and an accumulated deficit of $33,360,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the March 31, 2009 consolidated financial statements, to conform to the March 31, 2010 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of Direct Methanol Fuel Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”) and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At March 31, 2010 and December 31, 2009, the Company recorded $500,000 as NCI representing an investment in DMFCC by a minority shareholder.  At March 31, 2010 and December 31, 2009, the Company recorded $6,477,000 and $6,487,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

 Principles of Consolidation - The Company is generally a founding shareholder of its affiliated companies which are accounted for by consolidation. Affiliated companies include VGE, DMFCC, Ionfinity, VIASPACE Security, Inc. (“VIASPACE Security”) and Concentric Water Technology LLC (”Concentric Water”) in which the Company owns, directly or indirectly, a controlling voting interest, are consolidated.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805), which requires use of the purchase method for all business combinations initiated after June 30, 2001.

Fiscal Year End - The Company’s fiscal year ends December 31.

Use of Estimates in the Preparation of the Financial Statements - The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) (codified in FASB ASC Topic 320). SFAS No. 115 provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. SFAS No. 115 applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At March 31, 2010 and December 31, 2009, the Company did not have any marketable securities.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.  Inventory only consists of raw material at March 31, 2010 and December 31, 2009.  The following is a summary of inventory by business line at March 31, 2010 (unaudited):

Raw Materials
Framed-Artwork	$321,000
Grass	76,000
Total	$397,000

The following is a summary of inventory at December 31, 2009:

Raw Materials
Framed-Artwork	$399,000
Grass	56,000
Total	$455,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  VGE acquired land use rights in 2009 on land of approximately 100 hectares, or 250 acres in Guangdong province of the PRC to grow GKG.

License – IPA China has a license to grow and sell a new fast-growing hybrid grass known as GKG used for production of biofuels and as feed for livestock.  IPA China sublicensed this right from China Gate Technology Co., Ltd. (Licensor) who obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

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

Income Taxes– The Company utilizes FAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2010.  IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes.  The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

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

Research and Development - The Company charges research and development expenses to operations as incurred.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) March 31, 2010	December 31, 2009

U.S. Government customers	$63,000	$74,000
Framed artwork customers	270,000	206,000
Total accounts receivable	333,000	280,000
Less: Allowance for doubtful accounts	―	(18,000)
Accounts receivable, net	$333,000	$262,000

NOTE 3 — PREPAID EXPENSES

During 2009, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company.  As of March 31, 2010 and December 31, 2009, the remaining value of these agreements was $498,000 (unaudited) and $601,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $32,000 (unaudited) and $50,000 at March 31, 2010 and December 31, 2009, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) March 31, 2010	December 31, 2009
Building	$745,000	$705,000
Machinery and equipment	397,000	356,000
Office equipment	166,000	165,000
Vehicles	165,000	167,000
Leasehold improvements	1,000	1,000
Total property and equipment	1,474,000	1,394,000
Less: Accumulated depreciation	442,000	458,000
Fixed assets, net	$1,032,000	$936,000

Depreciation expense was $20,000 (unaudited) and $11,000 (unaudited) for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) March 31, 2010	December 31, 2009
Land use right	$710,000	$707,000
Less: Accumulated amortization	130,000	121,000
Land use right, net	$580,000	$586,000

Amortization expense was $9,000 (unaudited) and $5,000 (unaudited) for the three months ended March 31, 2010 and 2009, respectively.  The amortization for the next five years will be:  2011 - $38,000; 2012 - $37,000; 2013 - $30,000; 2014 - $30,000; and 2015 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances related to intellectual property are comprised of the following at March 31, 2010 and December 31, 2009, respectively:

	(Unaudited) March 31, 2010	December 31, 2009

License to patent	$226,000	$380,000
Less: Accumulated amortization	68,000	217,000
Intellectual property, net	$158,000	$163,000

Amortization expense was $4,000 (unaudited) for the three months ended March 31, 2010 and the three months ended March 31, 2009.  The amortization expense for the next five years will be $16,000 in each year.

License to Grass

As more fully explained in Note 8, VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  VIASPACE issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is being amortized over an estimated useful life of 20 years.

Amortization expense was $4,000 (unaudited) for the three months ended March 31, 2010 and the three months ended March 31, 2009.  The amortization expense for the next five years will be $16,000 in each year.

License to Grass is composed of the following at March 31, 2010 and December 31, 2009:

	(Unaudited) March 31, 2010	December 31, 2009
License to Grass	$507,000	$507,000
Less: Accumulated amortization	35,000	29,000
License to Grass, net	$472,000	$478,000

Goodwill

As more fully explained in Note 8, VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of March 31, 2010 and December 31, 2009, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of March 31, 2010 and December 31, 2009, the Company owned 59.3% of the outstanding shares of VGE.

Ionfinity. As of March 31, 2010 and December 31, 2009, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

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

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration shall accrue at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then at an annual rate of 6%  thereafter. As of March 31, 2010, the entire amount of Cash Consideration due from VIASPACE to Chang was $5.296 million.   We have control of the assets of IPA BVI through our majority ownership position and there is no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

The Second Closing did not occur on the February 15, 2010 deadline.  However, Chang, VIASPACE and VGE agreed to continue negotiating an alternative closing and purchase of IPA and those negotiations are continuing as of the filing date of this Form 10-Q.

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

NOTE 9 — DISCONTINUED OPERATIONS

Sale of Humidity Sensor Business Unit

On April 20, 2009, the Company entered into an Asset Purchase and Support Services Agreement (the “Landtec Purchase Agreement”) with Landtec North America, a California corporation ("Buyer").  Pursuant to the Landtec Purchase Agreement, the Company transferred certain assets related to the Company's tunable diode laser-based humidity sensor business to the Buyer.  On April 20, 2009, pursuant to the terms of the Landtec Purchase Agreement, the Company closed the transaction to sell assets related to its humidity sensor business for $210,000.  Seller received $170,000 on April 20, 2009 from Buyer and received $40,000 on June 22, 2009.

The Company recorded a gain on sale of assets related to this Landtec Purchase Agreement of $176,000 in the second quarter of 2009.  Discontinued operations of $7,000 for the three months ended March 31, 2009, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.

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

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board.  An aggregate of 76,919,746 shares were available for future grant at March 31, 2010.  During the year ended March 31, 2010, the Company granted 30,000,000 stock options to employees to purchase common shares with an exercise price of $0.012 per share.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

For the three months ended March 31, 2010, the Company issued 325,517 shares of common stock under the Plan to employees for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $7,200 for the three months ended March 31, 2010.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued, including those issued to employees, directors, consultants and advisory board members for the three months ended March 31, 2010 and 2009, the fair value was estimated at the date of grant using the following range of assumptions:

	(Unaudited) March 31, 2010	(Unaudited) March 31, 2009
Risk free interest rate	3.11%	2.53%
Dividends	0%	0%
Volatility factor	130.43%	126.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	16.1%	49.9%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	26,130,000	$0.03
Granted	30,000,000	0.01
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2010	56,130,000	$0.03	8.2	$107,000
Exercisable at March 31, 2010	16,797,500	$0.03	8.2	$17,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.012 per share.  The Company recorded $123,000 of compensation expense for employee and director stock options during 2010.  At March 31, 2010, there was a total of $434,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two and one quarter years.  At March 31, 2010, the fair value of options vested for employees and directors was $252,000.  There were no options exercised during 2010.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2010	1,538,462	$0.02	2.3	$23,000
Exercisable at March 31, 2010	1,538,462	$0.02	2.3	$23,000

There were no stock options granted to consultants during 2010.  The Company recorded zero of compensation expense for consultant stock options during 2010.  At March 31, 2010, there was a total of zero unrecognized compensation costs related to non-vested share-based compensation arrangements.  At March 31, 2010, the fair value of options vested for consultants was $23,000.  There were no options exercised during 2010.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors.  As of March 31, 2010, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the period ended March 31, 2010, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan for the period ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at March 31, 2010	1,396,000	$.02	4.4	$45,000
Exercisable at March 31, 2010	1,396,000	$.02	4.4	$45,000

DMFCC recorded zero stock option compensation expense during 2010 and 2009.  There were no options exercised during 2010.

Warrants

The Company has issued warrants to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.  These warrants expire between November 2, 2011 and March 8, 2012.

NOTE 11 — SHORT-TERM DEBT

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

Summary of Loans and Long-Term Debt

Loans and Long-term debt is comprised of the following at March 31, 2010 and December 31, 2009, respectively:

	(Unaudited) March 31, 2010		December 31, 2009
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011		$29,000		$35,000
CDC of the County of Los Angeles, secured, with interest at 5% due January 20, 2010	$	―		9,000
Total Long-term Debt		29,000		44,000
Less Current Portion of Long-term Debt		29,000		44,000
Net Long-term Debt	$	―	$	―

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE is obligated to pay Sung Hsien Chang $4,800,000 related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company.  The Second Closing did not occur on the February 15, 2010 deadline.  However, Chang, VIASPACE and VGE agreed to continue negotiating an alternative closing and purchase of IPA and those negotiations are continuing as of the filing date of this Form 10-Q.  Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%.  The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet.  At March 31, 2010, there is accrued interest of $496,000 related to this loan included in accrued expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2010 and December 31, 2009, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares.  The par value of the preferred stock is $0.001.  There were no shares outstanding of preferred stock as of March 31, 2010 and December 31, 2009.

Common Stock

As of March 31, 2010 and December 31, 2009, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2009, there were 903,505,407 shares of common stock outstanding.  During 2010, the Company issued 325,517 shares of common stock under an existing Form S-8 Registration Statement to employees for services provided or to be provided to the Company.  In addition, the Company issued 19,627,678 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2010 were recorded at fair market value on the date of grant.  As of March 31, 2010, there were 923,458,602 shares of common stock outstanding.

NOTE 13 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at March 31, 2010.  As of the date of these financial statements, the 2008, 2007, and 2006 income tax years are open to the possibility of examination by federal and state taxing authorities.

The Company did not record a provision for income taxes for the three months ended March 31, 2010 as a result of operating losses.  The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $14,500,000 available at December 31, 2009.

NOTE 14 — RETIREMENT PLAN

The Company has no retirement plans in effect at March 31, 2010.

NOTE 15 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) (codified in FASB ASC Topic 280). For the three months ended March 31, 2010, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Information on reportable segments for the three months ended:

	(Unaudited) March 31, 2010	(Unaudited) March 31, 2009

Income (Loss) From Operations:
Energy	$(11,000)	$(6,000)
Security	21,000	27,000
Framed-Artwork	101,000	28,000
Grass	(227,000)	(176,000)
Loss From Operations by Reportable Segments	(116,000)	(127,000)
Corporate Administrative Costs	(266,000)	(82,000)
Corporate Stock Compensation and Warrant Expense	(289,000)	(572,000)
Loss From Operations	$(671,000)	$(781,000)

	(Unaudited) March 31, 2010	December 31, 2009
Assets:
Energy	$161,000	$164,000
Security	244,000	166,000
Framed-Artwork	4,011,000	4,256,000
Grass	1,001,000	775,000
VIASPACE Corporate	13,400,000	13,564,000
Total Assets	$18,817,000	$18,925,000

For the three months ended March 31, 2010 and 2009, the Company had one customer which made up 65% and 43%, respectively, of our total consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) for the three months ended March 31, 2010 and 2009 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	(Unaudited) March 31, 2010	(Unaudited) March 31, 2009

Stock Options	57,668,000	11,130,000
Warrants	624,000	1,024,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2010 and 2009, respectively:

	(Unaudited) March 31, 2010		(Unaudited) March 31, 2009
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(630,000)		$(851,000)
Denominator:
Weighted average shares of common stock outstanding		913,326,255		829,974,527
Net loss per share of common stock, basic and diluted	$	*	$	*

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

Included in the Company’s consolidated balance sheet at March 31, 2010 and December 31, 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is President of VGE and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  IPA China recorded revenues of $158,000 from JJ for the three months ended March 31, 2010.

The following table represents a summary of Related Party Receivables at March 31, 2010 and December 31, 2009:

	(Unaudited) March 10, 2010	December 31, 2009
Due from Sung Hsien Chang	$805,000	$759,000
Due from JJ International	1,336,000	1,134,000
Due from employee of IPA China	91,000	18,000
Total	$2,232,000	$1,911,000

At March 31, 2010 and December 31, 2009, the Company included as a related party payable $94,000 and $110,000, respectively, representing accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at March 31, 2010 and December 31, 2009, the Company owes $331,000 and $281,000, respectively, to Dr. Kukkonen for earned salary that has not been paid.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates will provide the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors of the Company.  Mr. Denda resigned from the Board of Directors effective July 1, 2008 for personal health reasons.  As of March 31, 2010, $11,000 is owed to Mr. Denda.

The following table represents a summary of Related Party Payables at March 31, 2010 and December 31, 2009:

	(Unaudited) March 31, 2010	December 31, 2009
Due to employee of IPA China	$17,000	$20,000
Due to JJ International	29,000	29,000
Due to Carl Kukkonen	425,000	391,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	20,000	24,000
Due to Directors of Ionfinity	5,000	3,000
Total	$507,000	$478,000

Due to Sung Hsien Chang

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company.  Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%.  The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet.  At March 31, 2010, there is accrued interest of $496,000 related to this loan included in accrued expenses.

NOTE 18— OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company is not currently in any long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for the three months ended March 31, 2010 and 2009 was $12,000 (unaudited) and $27,000 (unaudited), respectively.  Amortization expense related to land leases in the PRC was $9,000 (unaudited) and $5,000 (unaudited) for the three months ended March 31, 2010 and 2009, respectively.

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

NOTE 19 — FINANCIAL ACCOUNTING DEVELOPMENTS

On February 25, 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition.   All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 20— SUBSEQUENT EVENTS

On April 16, 2010, VIASPACE and Sung Hsien Chang ("Chang") entered into a Share Purchase Agreement ("April 2010 Share Purchase Agreement") pursuant to which Chang would transfer 6,506,000 shares of common stock of VGE to the Company and the Company would grant Chang (i) 241,667,000 newly-issued shares of its common stock, (ii) one share of Series A Preferred Stock which controls 50.1% of the voting power of Company equity securities, and (iii) a secured promissory note in the principal amount of approximately $5.3 million.

The April 2010 Share Purchase Agreement was designed to close the acquisition of IPA discussed in Note 8.  The closing of the transactions contemplated under the April 2010 Share Purchase Agreement ("Revised Closing") is expected to occur on or before May 28, 2010. Immediately prior to the Revised Closing, it is expected that Chang would take ownership of the 5,100,000 shares of VGE common stock discussed in Note 8. Then, at the Revised Closing, under the terms of the April 2010 Share Purchase Agreement, VIASPACE will purchase 6,506,000 shares of VGE from Chang (including the 5,100,000 VGE shares that VIASPACE delivered to Chang) and will own 75.7% of the outstanding shares of VGE (this compares to 5.1 million shares or 59.3% of the outstanding shares of VGE in the Purchase Agreement). VGE will own 100% of the outstanding stock interests of IPA BVI and IPA China. Chang will receive additional 241,667,000 newly issued common shares of the Company and retain 400,000 shares of common stock in VGE (approximately a 4.7% beneficial interest). In addition, the Company will create a new class of preferred stock called "Series A Preferred Stock" and will grant to Chang one (1) newly issued share of Series A Preferred Stock. This 1 share of Series A Preferred Stock will give him 50.1% voting control of VIASPACE which will expire when certain conditions are met.

Under the April 2010 Share Purchase Agreement, the $4.8 million plus interest debt that was previously due to Chang at the Second Closing will be converted to a five-year Secured Promissory Note ("Secured Note") at 6% interest with a starting principal balance of approximately $5.3 million. On or before the Revised Closing, anticipated to occur on or before May 28, 2010, the Company, VGE, IPA BVI and IPA China will also enter into related security agreements including a Stock Pledge Agreement, Security Agreement and Guaranty Agreement. Through these agreements, the obligations under the Secured Note will be secured by all assets of the Company (other than the Company’s security ownership in its Direct Methanol Fuel Cell Corporation and Ionfinity LLC subsidiaries).

In addition, the Company has agreed to enter into a Registration Rights Agreement with Chang that will grant him unlimited "piggyback rights" and certain demand registration rights related to the newly issued common shares that VIASPACE will issue to Chang upon closing and other VIASPACE common shares that Chang holds.

Concurrent with the execution of the April 2010 Share Purchase Agreement, the Company delivered an irrevocable stock power that allows Chang to transfer title of 5,100,000 VGE shares of common stock from the Company to Chang at any time if the April 2010 Share Purchase Agreement is terminated or the Revised Closing does not occur on May 28, 2010. The stock power also entitled Chang as of April 16, 2010, to the full right and power to act for all intents and purposes as the sole and absolute owner of the 5.1 million shares, including the right to vote the VGE shares. The Company also agreed to indemnify Chang against any lawsuit brought by the Company for actions or omissions taken by Chang for exercising the powers under the stock power.

Upon the Revised Closing, Chang will transfer 6,506,000 VGE shares to VIASPACE (including 5,100,000 VGE shares in the name of VIASPACE but that Chang has the power to transfer title through the irrevocable stock power if the transaction is not closed by May 28, 2010), or 75.7% of the outstanding shares of VGE.

At the Revised Closing, the parties expect that Chang will also be appointed to VIASPACE’s board of directors and have the right to designate two additional board members to the VIASPACE board, which currently has five members. Chang will remain President of VGE. In addition, Dr. Carl Kukkonen, CEO of the Company will remain as CEO of VGE. Mr. Stephen Muzi, CFO of the Company will remain CFO of VGE. Chang, Kukkonen and Muzi will enter into new employment agreements with VGE prior to closing. Chang will receive a salary of no less than $240,000 per annum, Kukkonen will receive a salary of no less than $240,000 per annum, and Muzi will receive a salary of no less than $180,000 per annum. VGE will also grant Chang, Kukkonen and Muzi stock options to purchase 550,000, 550,000 and 250,000 shares of VGE common stock, respectively, with vesting to occur over a period of 24 months.

Chang’s obligation to effect the Revised Closing is subject to the satisfaction or waiver of various closing conditions, including without limitation: (1) the perfection of first priority liens in accordance with the terms of the Security Documents; (2) execution of the employment agreements between VGE and each of Kukkonen, Muzi and Chang; and (3) delivery of appropriate good standing certificates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2009 annual report on Form 10-K.

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in China and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells. We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  Both the grass and the fuel cartridge businesses could represent potentially large and recurring revenue streams.  We grow GKG on 250 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VIASPACE is based in California with business activities in China, Korea and Japan.

VIASPACE was founded in 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  VIASPACE has licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.    VIASPACE became a public company on June 22, 2005.  On October 21, 2008, the Company and its then wholly-owned subsidiary VIASPACE Green Energy (“VGE”), acquired an equity interest in Inter-Pacific Arts, Corp. (“IPA BVI”), a British Virgin Islands profitable company that manufactures high quality, copyrighted, framed artwork at its factory in the People’s Republic of China (“PRC’), and sells the framed art to large retailers in the US.  IPA BVI, through its wholly-owned subsidiary, Guangzhou Inter-Pacific Arts Corp., a Chinese wholly owned foreign enterprise registered in Guangdong province ("IPA China") which also has a worldwide license to cultivate and sell GKG.  See Note 8 and Note 20 for a description of the acquisition of IPA BVI and IPA China.

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

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The following accounting policies require significant management judgments and estimates:

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

Ionfinity has generated revenues to date on fixed-price contracts for government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone.  The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  The milestones do not require the delivery of multiple elements as noted in Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” ("EITF No. 00-21").   In accordance with SAB No. 104, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all the conditions of SAB No. 104 defined earlier are met.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues

Revenues were $927,000 and $820,000 for 2010 and 2009, respectively, an increase of $107,000.  IPA BVI and IPA China recorded revenues of $757,000 in 2010 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $166,000 from the comparable period in 2009.  Ionfinity incurred revenues of $170,000 in 2010, a decrease of $4,000 from 2009.  Ionfinity recorded revenues in both years from a Phase II U.S. Army contract and a Phase II U.S. Navy contract.  DMFCC recorded revenues in 2009 of $55,000 from a fuel cell contract it had with Samsung, but did not record any similar revenues in 2010.

Cost of Revenues

Costs of revenues were $676,000 and $526,000 for 2010 and 2009, respectively, an increase of $150,000.   IPA BVI and IPA China recorded cost of revenues of $532,000 from the sales of framed-artwork, an increase of $197,000 over the same period in 2009, due to higher revenues recorded during 2010 and higher manufacturing costs.  Ionfinity recorded increased cost of revenues of $2,000 during 2010 as compared with 2009.  DMFCC recorded decreased cost of revenues of $49,000 in 2010 compared with 2009.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profits from $294,000 in 2009 to $251,000 in 2010, a decrease of $43,000.

Operations Expenses

Operations expenses were $28,000 and $9,000 for 2010 and 2009, respectively, an increase of $19,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses were $894,000 and $1,066,000 for 2010 and 2009, respectively, a decrease of $172,000.  Commissions incurred in the framed-artwork business decreased $103,000 from 2009 to 2010 as less commissions were paid.  Stock option and stock compensation expenses decreased $283,000 from 2009 to 2010 primarily due to lower amounts of Company’s common stock issued to employees, consultants and vendors for services.  Consulting expenses increased $162,000 from 2009 to 2010 due to higher costs.  Accounting fees increased $56,000 due to increased audit fees from 2009 to 2010.  Legal fees increased $20,000 due to costs incurred related to the acquisition of IPA.  Travel costs increased $28,000 due to increased sales and marketing travel related to the GKG business.  Other selling, general and administrative expenses, net, decreased by $52,000 during 2010 from the same period in 2009.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses from 2009 to 2010 was a decrease in the loss from operations from $781,000 in 2009 to $671,000 in 2010, a decrease of $110,000.

Other Income (Expense), Net

Interest Expense

Interest expense decreased by $58,000 from 2009 to 2010, due to lower interest expense recorded on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008.

 Other Income

Other income increased $115,000 from 2009 to 2010 primarily due to interest income being recorded on the amounts owed to the Company by Sung Hsien Chang and JJ International.

Liquidity and Capital Resources

The Company’s net loss was $630,000.   Non-cash expenses totaled $330,000 for the three months ended March 31, 2010 composed primarily of stock compensation expense related to stock and stock options issued to employees, directors and consultants.  General working capital used $41,000 in 2010.  Net cash used in operating activities was $341,000 for the three months ended March 31, 2010.

Net cash used in investing activities was $109,000 for 2010, related primarily to capital expenditures incurred by VGE in building a new storage facility and purchasing equipment for its GKG business.  The Company also received proceeds of $17,000 from the disposal of a vehicle.  In addition, VGE incurred $4,000 in costs associated with entering into a new land lease in the PRC to grow GKG.

Net cash used in financing activities was $15,000 in 2010 related to principal payments on Company loans to the Community Development Commission.

At March 31, 2010, the Company has negative working capital of $2,564,000 and an accumulated deficit of $33,360,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Contractual Obligations

The following table summarizes our long-term contractual obligations at March 31, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
Long-term debt obligations (a)	$29,000	$17,000	$12,000	$	―	$	―

(a)
The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

There are no other major outstanding contractual obligations.

Due to Sung Hsien Chang

As discussed in Note 8, the Company is obligated to pay Sung Hsien Chang $4,800,000 related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company.  Interest expense on the $4,800,000 accrues at 6% for the first six months after the First Closing, and then 18% until June 10, 2009, and then an annual rate of 6%.  The $4,800,000 loan is shown as a related party loan in the accompanying consolidated balance sheet.  At March 31, 2010, there is accrued interest of $496,000 related to this loan included in accrued expenses.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2010.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 31, 2010.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any legal proceedings as of March 31, 2010.

ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

The Company wishes to caution that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than as set forth below:

Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the three months ended March 31, 2010 was $630,000.  The Company’s net loss decreased in 2010 from 2009 although we are not yet profitable on a consolidated basis.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG sales, framed-artwork sales, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company had one customer who made up 65% of the consolidated revenues of the Company for the three months ended March 31, 2010.  We believe that this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 923,458,602 were issued and outstanding as of March 31, 2010.  Of these issued and outstanding shares, 346,824,718 shares (37.6% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, President of VGE; Mr. Amjad Abdallat, Director; Mr. Rick Calacci, Director; General Bernard Randolph, Director; Ms. Angelina Galiteva, Director; and SNK Capital Trust).  On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011.  No other shares are currently subject to any lock-up arrangement.  Of the total shares issued and outstanding at March 31, 2010, 365,217,934 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  A total of 558,240,668 shares of the Company’s common stock are accounted for by our transfer agent as free trading shares at March 31, 2010.

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

Our executive officers, directors and principal shareholders own 37.6% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold, in the aggregate, 37.6% of our outstanding shares as of March 31, 2010.  This percentage will increase if the Company finalizes its arrangement with Chang. Accordingly, some of these shareholders may decide to act in concert, and can control us through their ability to determine the election of our directors, to amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and extraordinary transactions, and the terms of these transactions.  Mr. Chang would also be granted Series A Preferred Stock which empowers him with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2010, the Company issued Dr. Kukkonen, CEO of the Company, 3,358,712 unregistered shares of the Company’s common stock for salary valued at $50,000 on the date of issuance.  On January 25, 2010 and February 24, 2010, the Company issued Mr. Stephen Muzi, CFO of the Company, 4,068,966 unregistered shares of the Company’s common stock for salary valued at $60,000 on the date of issuance.  On February 24, 2010, the Company issued consultants 12,200,000 unregistered shares of the Company’s common stock for consulting services valued at $177,000 on the date of issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 20, 2010).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc.
(Registrant)

Date: May 14, 2010	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 14, 2010	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer