Form 10-Q
period 2010-06-30
VIASPACE Inc.
filed 2010-08-16
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,208,997,114 shares of $0.001 par value common stock issued and outstanding as of August 11, 2010.

VIASPACE INC.
INDEX
QUARTER ENDED JUNE 30, 2010

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
	Consolidated Statements of Operations For the Six Months Ended June 30, 2010 and 2009 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4
	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 (Unaudited)	5
	Notes to Consolidated Financial Statements June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Signatures		32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$649,000	$1,102,000
Accounts receivable, net	112,000	262,000
Inventory	596,000	455,000
Prepaid expenses	586,000	651,000
Related party receivables	1,250,000	1,911,000
Other current assets	201,000	52,000
TOTAL CURRENT ASSETS	3,394,000	4,433,000

FIXED ASSETS:
Fixed assets, net of accumulated depreciation	1,026,000	936,000

OTHER ASSETS:
Land use right, net of accumulated amortization	579,000	586,000
Intellectual property, net of accumulated amortization	154,000	163,000
Grass license, net of accumulated amortization	465,000	478,000
Goodwill	12,322,000	12,322,000
Other assets	7,000	7,000
TOTAL OTHER ASSETS	13,527,000	13,556,000

TOTAL ASSETS	$17,947,000	$18,925,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$732,000	$741,000
Accrued expenses	332,000	650,000
Current portion of long-term debt	25,000	44,000
Due to Sung Hsien Chang	1,066,000	4,800,000
Related party payables	405,000	478,000
TOTAL CURRENT LIABILITIES	2,560,000	6,713,000

LONG-TERM LIABILITIES:
Due to Sung Hsien Chang	4,265,000	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2010, no shares issued and outstanding in 2009	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,197,823,321 and 903,505,407 issued and outstanding in 2010 and 2009, respectively	1,198,000	904,000
Additional paid in capital	41,360,000	37,071,000
Accumulated deficit	(34,136,000)	(32,730,000)
Total stockholders’ equity	8,422,000	5,245,000
Noncontrolling interest	2,700,000	6,967,000
Total equity	11,122,000	12,212,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,947,000	$18,925,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
REVENUES
Government contracts		$136,000		$188,000		$306,000		$362,000
Commercial contracts		8,000		2,000		8,000		57,000
Framed artwork sales		620,000		1,280,000		1,377,000		1,871,000
Total revenues		764,000		1,470,000		1,691,000		2,290,000

COST OF REVENUES		524,000		857,000		1,200,000		1,383,000
GROSS PROFIT		240,000		613,000		491,000		907,000

OPERATING EXPENSES
Operations		34,000		9,000		62,000		18,000
Selling, general and administrative expenses		968,000		1,218,000		1,862,000		2,284,000
Total operating expenses		1,002,000		1,227,000		1,924,000		2,302,000
LOSS FROM OPERATIONS		(762,000)		(614,000)		(1,433,000)		(1,395,000)

OTHER INCOME (EXPENSE)
Interest expense		(77,000)		(155,000)		(149,000)		(285,000)
Other income		15,000		60,000		138,000		68,000
Other expense		―		―		―		(3,000)
Gain on sale of humidity sensor product line		―		176.000		―		176,000
Total other income (expense)		(62,000)		81,000		(11,000)		(44,000)
LOSS INCLUDING NON CONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS		(824,000)		(533,000)		(1,444,000)		(1,439,000)
Discontinued operations		―		5,000		―		12,000
Income taxes		―		(2,000)		―		(2,000)
Noncontrolling interests		48,000		(25,000)		38,000		23,000

NET LOSS ATTRIBUTED TO VIASPACE		$(776,000)		$(555,000)		$(1,406,000)		$(1,406,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
Discontinued operations		*		*		*		*
Noncontrolling interests		*		*		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE —Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,072,227,255		849,565,083		993,215,709		848,349,006

*     Less than $0.01 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(776,000)	$(555,000)	$(1,406,000)	$(1,406,000)

Other Comprehensive Income:
Unrealized holding gain (loss) on securities	―	―	―	―
Less reclassification adjustment for realized gain on securities included in net loss	―	―	―	―
Subtotal	―	―	―	―

COMPREHENSIVE LOSS	$(776,000)	$(555,000)	$(1,406,000)	$(1,406,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,406,000)		$(1,406,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		41,000		85,000
Amortization of intangible assets		42,000		33,000
Stock option compensation expense		376,000		92,000
Stock compensation expense related to stock issued		414,000		888,000
Operating expenses paid in stock issued		491,000		165,000
Noncontrolling interest		(38,000)		(24,000)
Gain on disposal of vehicle		(15,000)		―
Gain on sale of assets to Landtec		―		(176,000)
(Increase) decrease in:
Accounts receivable		150,000		(325,000)
Inventory		(141,000)		(79,000)
Prepaid expenses and other current assets		(203,000)		90,000
Increase (decrease) in:
Accounts payable		(9,000)		(175,000)
Unearned revenue		―		(13,000)
Accrued expenses and other		213,000		257,000
Related party payable		(220,000)		(131,000)
Net cash used in operating activities		(305,000)		(719,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(133,000)		(26,000)
Proceeds from disposal of vehicle		17,000		―
Proceeds from sale of assets to Landtec		―		210,000
Investment in land lease		(13,000)		(25,000)
Net cash provided by (used in) investing activities		(129,000)		159,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party loans		―		(550,000)
Payments on short-term debt		(19,000)		―
Net cash used in financing activities		(19,000)		(550,000)

EFFECT OF EXCHANGE RATE CHANG ON CASH AND CASH EQUIVALENTS		―		2,000

NET DECREASE IN CASH AND CASH EQUIVALENTS		(453,000)		(1,108,000)
CASH AND CASH EQUIVALENTS, Beginning of period		1,102,000		2,666,000
CASH AND CASH EQUIVALENTS, End of period		$649,000		$1,558,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2010:
●	The Company issued 18,000,000 shares of the Company’s common stock for future services valued at $257,000. This amount was recorded at issuance as prepaid expenses.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) through our majority owned subsidiary, VIASPACE Green Energy Inc.  (“VGE”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in the PRC and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  VIASPACE is headquartered in California with business activities in the PRC, Korea and Japan.

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

Company Background - On June 22, 2005, ViaSpace LLC, which was founded in July 1998, acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”).  GW was incorporated in the State of Nevada on July 14, 2003.  At merger, GW was renamed VIASPACE Inc.  The transaction was accounted for as a reverse merger and a recapitalization of the Company.

Going Concern - At June 30, 2010, the Company has working capital of $834,000 and an accumulated deficit of $34,136,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts in our financial statements.   The Company has addressed this concern by laying off certain of its staff n 2009 and reducing operating expenses.  In addition, the Company sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the June 30, 2009 consolidated financial statements, to conform to the June 30, 2010 consolidated financial statement presentation.

Noncontrolling Interest - Certain amounts presented for prior periods that were previously designated minority interest have been reclassified to conform to the current year presentation.  The Company follows “Noncontrolling Interests in Consolidated Financial Statements, codified in FASB Accounting Standards Codification (“ASC”) Topic 810 which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also required changes to certain presentation and disclosure requirements.  The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented.  As a result, upon adoption, the Company retroactively reclassified the “Minority interest” previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries.  The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

Noncontrolling interest in consolidated subsidiaries represents the minority stockholders’ proportionate share of equity of Direct Methanol Fuel Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”) and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At June 30, 2010 and December 31, 2009, the Company recorded $500,000 as NCI representing an investment in DMFCC by a minority shareholder.  At June 30, 2010 and December 31, 2009, the Company recorded $2,200,000 and $6,487,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.  On May 14, 2010, the Company completed a share exchange agreement with certain minority shareholders of VGE exchanging shares of VIASPACE for shares of VGE that such shareholders held.  This resulted in a decrease in NCI of VGE of $4,229,000.

Principles of Consolidation - The Company is generally a founding shareholder of its affiliated companies which are accounted for by consolidation. Affiliated companies include VGE, DMFCC, Ionfinity, VIASPACE Security, Inc. (“VIASPACE Security”) and Concentric Water Technology LLC (”Concentric Water”) in which the Company owns, directly or indirectly, a controlling voting interest, are consolidated.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

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

Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of “Accounting for Certain Investments in Debt and Equity Securities”, codified in FASB ASC Topic 320. This Topic provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. It applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At June 30, 2010 and December 31, 2009, the Company did not have any marketable securities.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at June 30, 2010 (unaudited):

	Raw Materials	Finished Goods	Total
Framed-Artwork	$478,000	$33,000	$511,000
Grass	85,000	―	85,000
Total	$563,000	$33,000	$596,000

The following is a summary of inventory at December 31, 2009:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$399,000	$	―	$399,000
Grass	56,000		―	56,000
Total	$455,000	$	―	$455,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  VGE acquired land use rights in 2010 on land of approximately 13 hectares, or 33 acres in Guangdong province of the PRC to grow GKG.  As of June 30, 2010, VGE has cumulative land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

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

Intangible Assets - The Company’s intangible assets consist of, among other things, (1) licenses to patents that are amortized over periods through the expiration date of the patents (up to twenty years); (2) software application code that is amortized over three years; and (3) software licenses with an estimated useful life of five years. All intangible assets are subject to impairment tests on an annual or periodic basis.  The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified in FASB ASC Topic 360.

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

Fair Value of Financial Instruments - “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Topic 85, requires the Company to disclose estimated fair values of financial instruments.  The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

Income Taxes– The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2010.  IPA BVI is a British Virgin Islands international company and not subject to any United States income taxes.  The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

Revenue Recognition – Product Revenue.  VIASPACE has generated revenues to date on product revenue shipments.  In accordance with “Revenue Recognition”, codified in FASB ASC Topic 605, VIASPACE recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s Balance Sheet.

Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined.  Ionfinity has generated revenues to date on fixed-price contracts for government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government.  The milestones do not require the delivery of multiple elements as noted in “Revenue Arrangements with Multiple Deliverables”, codified in FASB ASC Topic 605.  In accordance with this topic, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

Framed art sales.  In accordance with FASB ASC Topic 605, IPA BVI and IPA China recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

Cost of Revenues – Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

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

Segment Reporting and Geographic Information – "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Stock Based Compensation - VIASPACE and DMFCC have stock-based compensation plans.  Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718, using the modified prospective application transition method.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Research and Development - The Company charges research and development expenses to operations as incurred.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at June 30, 2010 (unaudited) and December 31, 2009:

	2010	2009

U.S. Government customers	$31,000	$74,000
Commercial customers	8,000	74,000
Framed artwork customers	73,000	206,000
Total accounts receivable	112,000	280,000
Less: Allowance for doubtful accounts	―	(18,000)
Accounts receivable, net	$112,000	$262,000

NOTE 3 — PREPAID EXPENSES

During 2009 and 2010, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of the Company’s common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company.  As of June 30, 2010 and December 31, 2009, the remaining value of these agreements was $482,000 (unaudited) and $601,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $104,000 (unaudited) and $50,000 at June 30, 2010 and December 31, 2009, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Building	$758,000	$705,000
Machinery and equipment	403,000	356,000
Office equipment	166,000	165,000
Vehicles	166,000	167,000
Leasehold improvements	1,000	1,000
Total property and equipment	1,494,000	1,394,000
Less: Accumulated depreciation	468,000	458,000
Fixed assets, net	$1,026,000	$936,000

Depreciation was $21,000 (unaudited) and $74,000 (unaudited) for the three months ended June 30, 2010 and 2009, respectively.  Depreciation was $41,000 (unaudited) and $85,000 (unaudited) for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at June 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Land use right	$720,000	$707,000
Less: Accumulated amortization	141,000	121,000
Land use right, net	$579,000	$586,000

Amortization was $11,000 (unaudited) and $8,000 (unaudited) for the three months ended June 30, 2010 and 2009, respectively.  Amortization was $20,000 (unaudited) and $13,000 (unaudited) for the six months ended June 30, 2010 and 2009, respectively.  The amortization for the next five years will be:  2011 - $41,000; 2012 - $38,000; 2013 - $32,000; 2014 - $30,000; and 2015 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances related to intellectual property are comprised of the following at June 30, 2010 (unaudited) and December 31, 2009, respectively:

	2010	2009
License to patent	$226,000	$380,000
Less: Accumulated amortization	72,000	217,000
Intellectual property, net	$154,000	$163,000

Amortization was $4,000 (unaudited) for the three months ended June 30, 2010 and 2009, respectively.  Amortization was $8,000 (unaudited) for the six months ended June 30, 2010 and 2009, respectively.  The amortization for the next five years will be $16,000 in each year.

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

Amortization was $7,000 (unaudited) for the three months ended June 30, 2010 and 2009.  Amortization was $13,000 (unaudited) for the six months ended June 30, 2010 and 2009.  The amortization expense for the next five years will be $26,000 in each year.

License to Grass is composed of the following at June 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
License to Grass	$507,000	$507,000
Less: Accumulated amortization	42,000	29,000
License to Grass, net	$465,000	$478,000

Goodwill

As more fully explained in Note 8, VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of June 30, 2010 and December 31, 2009, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of June 30, 2010 and December 31, 2009, the Company owned 75.7% and 59.3%, respectively, of the outstanding shares of VGE.  On May 14, 2010, the Company completed a share exchange agreement with certain minority shareholders of VGE exchanging shares of VIASPACE for shares of VGE.  This resulted in a decrease in NCI of VGE of $4,229,000 and the Company increasing its ownership in VGE from 59.3% to 75.7%.

Ionfinity. As of June 30, 2010 and December 31, 2009, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The minority interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

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

The Second Closing did not occur on the February 15, 2010 deadline.  As a result, VIASPACE had a contractual obligation to deliver all of the VGE shares it holds to Chang and Chang has an obligation to deliver the remaining 30% of IPA BVI equity to us.  However, Chang, VIASPACE and VGE continued negotiating an alternative closing and purchase of IPA.

On April 16, 2010, VIASPACE and Chang entered into a Share Purchase Agreement ("Share Purchase Agreement") pursuant to which Chang would transfer controlling interest of VGE to VIASPACE, or 6,506,000 shares of VGE capital stock, and VIASPACE would grant Chang (i) 241,667,000 newly-issued shares of its common stock, (ii) one share of its Series A Preferred Stock which controls 50.1% of the voting power of VIASPACE equity securities, and (iii) a secured promissory note in the principal amount of $5,331,025 (the "Note").

On May 14, 2010, VIASPACE, Chang and other VGE shareholders closed the transactions contemplated by the Share Purchase Agreement (the "Closing") and in connection with the Closing, VIASPACE, VGE, IPA BVI and IPA China entered into certain agreements with Chang. In particular, each executed (i) a Guarantee with Chang pursuant to which each company guaranteed VIASPACE’s repayment of the Note and (ii) a Security Agreement with Chang in which such company granted a security interest in a significant amount of assets of each company. In addition, VIASPACE also executed stock pledge agreement pledging all of the securities it owns in VGE as collateral for repayment of the Note.  VIASPACE also executed a registration rights agreement in which it granted Chang rights to register his newly issued shares of VIASPACE common stock. VGE also executed employment agreements for Carl Kukkonen, CEO; Sung Hsien Chang, President; and Stephen Muzi, Chief Financial Officer.

The value paid by VIASPACE and VGE for the acquisition on October 21, 2008 was $15,832,000 composed of:  fair market value of VIASPACE stock issued for assets acquired - $4,589,000; VIASPACE loan to Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which are recorded on the balance sheet of VIASPACE.

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

The Company recorded a gain on sale of assets related to this Landtec Purchase Agreement of $176,000 in the second quarter of 2009.  Discontinued operations of $12,000 for the six months ended June 30, 2009, related to the operations that were sold are shown in the accompanying consolidated statements of operations related to this business that was sold.

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

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board.  An aggregate of 76,121,634 shares were available for future grant at June 30, 2010.  During the six months ended June 30, 2010, the Company granted 30,000,000 stock options to employees to purchase common shares with an exercise price of $0.012 per share.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

For the six months ended June 30, 2010, the Company issued 7,295,158 shares of common stock under the Plan to employees for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant and totaled $103,200 for the six months ended June 30, 2010.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued, including those issued to employees, directors, consultants and advisory board members for the six months ended June 30, 2010 and 2009 (unaudited), the fair value was estimated at the date of grant using the following range of assumptions:

	2010	2009
Risk free interest rate	3.11%	2.53%
Dividends	0%	0%
Volatility factor	130.43%	126.13%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	16.1%	49.9%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2009	26,130,000	$0.03
Granted	30,000,000	0.01
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2010	56,130,000	$0.02	7.9	$203,000
Exercisable at June 30, 2010	24,551,250	$0.02	7.9	$48,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.012 per share.  The Company recorded $265,000 of compensation expense for employee and director stock options during 2010.  At June 30, 2010, there was a total of $332,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two years.  At June 30, 2010, the fair value of options vested for employees and directors was $439,000.  There were no options exercised during 2010.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2010	1,538,462	$0.02	2.1	$28,000
Exercisable at June 30, 2010	1,538,462	$0.02	2.1	$28,000

There were no stock options granted to consultants during 2010.  The Company recorded zero of compensation expense for consultant stock options during 2010.  At June 30, 2010, there was a total of zero unrecognized compensation costs related to non-vested share-based compensation arrangements.  At June 30, 2010, the fair value of options vested for consultants was $28,000.  There were no options exercised during 2010.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors.  As of June 30, 2010, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the period ended June 30, 2010, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan for the period ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at June 30, 2010	1,396,000	$.02	4.2	$45,000
Exercisable at June 30, 2010	1,396,000	$.02	4.2	$45,000

DMFCC recorded zero stock option compensation expense during 2010.  There were no options exercised during 2010.

VIASPACE Green Energy Inc. 2009 Stock Incentive Plan

On June 2, 2009, the Board of Directors of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board of Directors administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors.  An aggregate of 50,000 shares were available for future grant at June 30, 2010.  On March 25, 2010, VGE granted 1,350,000 stock options to the following:  Carl Kukkonen, VGE CEO 550,000 stock options; Sung Hsien Chang, VGE President 550,000 stock options; and Stephen Muzi, VGE CFO 250,000 stock options.  There were no stock options cancelled during 2010.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on dividend history.  The stock volatility factor is based on the historical volatility of VGE’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—	$—
Granted	1,350,000	0.80
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2010	1,350,000	$0.80	9.8	$—
Exercisable at June 30, 2010	168,750	$0.80	9.8	$—

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.80 per share.  The Company recorded $111,000 of compensation expense for employee and director stock options during 2010.  At June 30, 2010, there was a total of $779,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and nine months.  At June 30, 2010, the fair value of options vested for employees and directors was $135,000.  There were no options exercised during 2010.

VIASPACE Warrants

The Company has issued warrants to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.  These warrants expire between November 2, 2011 and March 8, 2012.

NOTE 11 — SHORT-TERM AND LONG-TERM DEBT

Loans with Community Development Commission

Concentric Water entered into a long-term debt agreement with the Community Development Commission (“CDC”) in 2004 for $100,000, with interest of 5%, monthly payments of $1,610, with the final payment originally due in September 2009.  The loan was secured by the assets of Concentric Water.  On January 27, 2010, the Company and the CDC restructured the agreement whereby Concentric Water agreed to pay $1,986 in monthly principal payments beginning February 1, 2010 for 18 months.  The interest rate on the loan remained at 5%.

VIASPACE Security entered into a long-term debt agreement with the CDC in 2004 for $50,000, with interest of 5%, monthly payments of $1,151, with the final payment due in September 2009.  The Company received an extension of time to repay this loan and paid this loan off in full on January 20, 2010.

Loans with the CDC are comprised of the following at June 30, 2010 (unaudited) and December 31, 2009, respectively:

	2010		2009
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011		$25,000		$35,000
CDC of the County of Los Angeles, secured, with interest at 5% due January 20, 2010		―		9,000
Total Long-term Debt		25,000		44,000
Less Current Portion of Long-term Debt		25,000		44,000
Net Long-term Debt	$	―	$	―

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At June 30, 2010, there is accrued interest of $41,000 related to the Note included in accrued expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2010 and December 31, 2009, the number of authorized shares of the Company’s preferred stock was 10,000,000 shares.  The par value of the preferred stock is $0.001.

There were no shares outstanding of preferred stock as of December 31, 2009.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE as discussed in Note 8, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of June 30, 2010 and December 31, 2009, the number of authorized shares of the Company’s common stock was 1,500,000,000 shares.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2009, there were 903,505,407 shares of common stock outstanding.  During 2010, the Company issued 325,517 shares of common stock under an existing Form S-8 Registration Statement to employees for services provided or to be provided to the Company.  In addition, the Company issued 19,627,678 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2010 were recorded at fair market value on the date of grant.  As of June 30, 2010, there were 923,458,602 shares of common stock outstanding.

NOTE 13 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at June 30, 2010.  As of the date of these financial statements, the 2008, 2007, and 2006 income tax years are open to the possibility of examination by federal and state taxing authorities.

The Company did not record a provision for income taxes for the six months ended June 30, 2010 as a result of operating losses.  The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $14,500,000 available at December 31, 2009.

NOTE 14 — RETIREMENT PLAN

The Company has no retirement plans in effect at June 30, 2010.

NOTE 15 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. For the six months ended June 30, 2010, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (Loss) From Operations:
Energy	$(11,000)	$(14,000)	$(22,000)	$(20,000)
Security	10,000	25,000	31,000	52,000
Framed-Artwork	18,000	362,000	119,000	390,000
Grass	(254,000)	(344,000)	(481,000)	(520,000)
Loss From Operations by Reportable Segments	(237,000)	29,000	(353,000)	(98,000)
Corporate Administrative Costs	(135,000)	(235,000)	(401,000)	(317,000)
Corporate Stock Compensation and Warrant Expense	(390,000)	(408,000)	(679,000)	(980,000)
Loss From Operations	$(762,000)	$(614,000)	$(1,433,000)	$(1,395,000)

	2010	2009
Assets:
Energy	$165,000	$164,000
Security	237,000	166,000
Framed-Artwork	4,040,000	4,256,000
Grass	838,000	775,000
VIASPACE Corporate	12,667,000	13,564,000
Total Assets	$17,947,000	$18,925,000

For the three months ended June 30, 2010 and 2009, the Company had one customer which made up 75% and 54%, respectively, of our total consolidated revenues.  For the six months ended June 30, 2010 and 2009, the Company had one customer which made up 69% and 53%, respectively, of our total consolidated revenues.

NOTE 16 — NET LOSS PER SHARE

The Company computes net loss per share in accordance with FASB ASC Topic 260  Under its provisions, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants.  The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with FASB ASC Topic 260 by application of the treasury stock method.  For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following table sets forth common stock equivalents (potential common stock) for the three and six months ended June 30, 2010 and 2009 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2010	2009
Stock Options	57,668,000	11,130,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010			2009	2010			2009
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(776,000)		$(555,000)		$(1,406,000)		$(1,406,000)
Denominator:
Weighted average shares of common stock outstanding		1,072,227,255		849,565,083		993,215,709		848,349,006
Net loss per share of common stock, basic and diluted	$		*	$(0.01)	$		*	$(0.02)

*  Less than $0.01 per share

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2010 and December 31, 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $145,000 from JJ for the six months ended June 30, 2010.

The following table represents a summary of Related Party Receivables at June 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Due from Sung Hsien Chang	$--	$759,000
Due from JJ International	1,234,000	1,134,000
Due from employee of IPA China	16,000	18,000
Total	$1,250,000	$1,911,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.

Related Party Payables

At June 30, 2010 and December 31, 2009, the Company included as a related party payable $94,000 and $110,000, respectively, representing accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at June 30, 2010 and December 31, 2009, the Company owes $281,000 to Dr. Kukkonen for earned salary that has not been paid.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates provided the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board of Directors until July 1, 2008 when Mr. Denda resigned from the Board for personal health reasons.  As of June 30, 2010, $11,000 is owed to Mr. Denda.

The following table represents a summary of Related Party Payables at June 30, 2010 (unaudited) and December 31, 2009:

	2010	2009
Due to employee of IPA China	$13,000	$20,000
Due to JJ International	-	29,000
Due to Carl Kukkonen	375,000	391,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	-	24,000
Due to Directors of Ionfinity	6,000	3,000
Total	$405,000	$478,000

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At June 30, 2010, there is accrued interest of $41,000 related to the Note included in accrued expenses.

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid in cash.  Each of them would be entitled to a bonus as determined by the VGE Board of Directors, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

NOTE 18— OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company is not currently in any long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for the three months ended June 30, 2010 and 2009 was $11,000 (unaudited) and $41,000 (unaudited), respectively.  Rent expense charged to operations for the six months ended June 30, 2010 and 2009 was $23,000 (unaudited) and $68,000 (unaudited), respectively.

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

Litigation

The Company is not party to any material legal proceedings at the present time.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2009 Annual Report on Form 10-K as filed with the SEC.

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate three separate businesses.  We grow a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, so the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We also manufacture framed copyrighted artwork in China and market and sell the artwork in the U.S.  We produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells. We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock. We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  Both the grass and the fuel cartridge businesses could represent potentially large and recurring revenue streams.  We grow GKG on 280 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VIASPACE is based in California with business activities in China, Korea and Japan.

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

VIASPACE and DMFCC have generated revenues on product revenue shipments.  In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), VIASPACE and DMFCC recognize product revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer.  The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, this revenue would be recorded as deferred revenue on the Company’s balance sheet.

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

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to June 30, 2009

Revenues

Revenues were $764,000 and $1,470,000 for 2010 and 2009, respectively, a decrease of $706,000 or 48%.  IPA BVI and IPA China recorded revenues of $620,000 in 2010 from the sales of framed-artwork primarily to retail U.S. customers, a decrease of $660,000 from the comparable period in 2009.  Ionfinity incurred revenues of $136,000 in 2010, a decrease of $52,000 from 2009.  Ionfinity recorded revenues in both years from a Phase II U.S. Army contract and a Phase II U.S. Navy contract.  DMFCC recorded revenues in 2010 of $8,000 from a fuel cell contract it had with Samsung, but did not record any similar revenues in 2010.  VIASPACE recorded revenues of $2,000 from a battery sale commercial contract in 2009 and had no battery sale revenues in 2010.

Cost of Revenues

Costs of revenues were $524,000 and $857,000 for 2010 and 2009, respectively, a decrease of $333,000 or 39%.   IPA BVI and IPA China recorded cost of revenues of $407,000 from the sales of framed-artwork, a decrease of $202,000 from the comparable period in 2009, due to lower revenues recorded during 2010 and higher manufacturing costs.  Ionfinity recorded decreased cost of revenues of $47,000 during 2010 as compared with 2009.  DMFCC recorded increased cost of revenues of $7,000 in 2010 compared with 2009.  VIASPACE recorded lower cost of revenues of $1,000 in 2010 compared with 2009.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profits from $613,000 in 2009 to $240,000 in 2010, a decrease of $373,000 or 61%.

Operations Expenses

Operations expenses were $34,000 and $9,000 for 2010 and 2009, respectively, an increase of $25,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $968,000 and $1,218,000 for 2010 and 2009, respectively, a decrease of $250,000 or 21%.  Commissions incurred in the framed-artwork business decreased $90,000 from 2009 to 2010 as less commissions were paid on lower sales recognized.  Payroll and payroll benefits decreased $98,000 due to lower payroll levels and headcount in 2010.  Stock option and stock compensation expenses increased $93,000 from 2009 to 2010 primarily due to higher amounts of Company’s common stock issued to employees, consultants and vendors for services.  Accounting fees decreased $96,000 due to lower audit fees from 2009 to 2010.  Legal fees increased $67,000 due to costs incurred related to the acquisition of IPA.  Public relations expenses decreased $39,000 during 2010 as compared to 2009.  Other selling, general and administrative expenses, net, decreased by $87,000 during 2010 from the comparable period in 2009.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses from 2009 to 2010 was an increase in loss from operations from $614,000 in 2009 to $762,000 in 2010, an increase of $148,000 or 24%.

Other Income (Expense), Net

Interest Expense

Interest expense decreased by $77,000 from 2009 to 2010, due to lower interest expense on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008.

Other Income

Other income decreased $45,000 from 2009 to 2010 primarily due to a retainer refund received in 2009 and recorded to other income.

Gain on Sale of Humidity Sensor Business Line

On April 20, 2009, the Company into an Asset Purchase and Support Services Agreement with Landtec North America.  The Purchased Assets primarily included assets related to the Seller's tunable diode laser-based humidity sensor business.  Landtec agreed to pay $210,000 for the purchased assets and support services.   The Company recorded a gain on sale of assets related to this agreement of $176,000 in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to June 30, 2009

Revenues

Revenues were $1,691,000 and $2,290,000 for 2010 and 2009, respectively, a decrease of $599,000 or 26%.  IPA BVI and IPA China recorded revenues of $1,377,000 in 2010 from the sales of framed-artwork primarily to retail U.S. customers, a decrease of $494,000 from the comparable period in 2009.  Ionfinity incurred revenues of $306,000 in 2010, a decrease of $56,000 from 2009.  Ionfinity recorded revenues in both years from a Phase II U.S. Army contract and a Phase II U.S. Navy contract.  DMFCC recorded revenues in 2010 of $8,000 from a fuel cell contract it had with Samsung and $55,000 from a Samsung contract in 2009, a decrease of $47,000.  VIASPACE recorded revenues of $2,000 from a battery sale commercial contract in 2009 and no corresponding revenues in 2010.

Cost of Revenues

Costs of revenues were $1,200,000 and $1,383,000 for 2010 and 2009, respectively, a decrease of $183,000 or 13%.   IPA BVI and IPA China recorded cost of revenues of $939,000 from the sales of framed-artwork, a decrease of $95,000 from the comparable period in 2009 due to lower revenues recorded during 2010.  Ionfinity recorded decreased cost of revenues of $45,000 during 2010 as compared with 2009.  DMFCC recorded decreased cost of revenues of $42,000 in 2010 compared with 2009 due to lower revenues recorded in 2010 on a fuel cell contract with Samsung.  VIASPACE recorded lower cost of revenues of $1,000 in 2010 compared with 2009.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profits from $907,000 in 2009 to $491,000 in 2010, a decrease of $416,000 or 46%.

Operations Expenses

Operations expenses were $62,000 and $18,000 for 2010 and 2009, respectively, an increase of $44,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,862,000 and $2,284,000 for 2010 and 2009, respectively, a decrease of $422,000 or 18%.  Commissions incurred in the framed-artwork business decreased $192,000 from 2009 to 2010 as less commissions were paid on lower sales recognized.  Payroll and payroll benefits decreased $86,000 due to lower payroll levels and headcount in 2010.  Stock option and stock compensation expenses decreased $190,000 from 2009 to 2010 primarily due to higher amounts of Company’s common stock issued to employees, consultants and vendors for services.  Accounting fees decreased $40,000 due to lower audit fees from 2009 to 2010.  Legal fees increased $87,000 due to costs incurred related to the acquisition of IPA.  Consulting expenses increased $159,000 due to higher levels of consultant services being used.  Public relations expenses decreased $54,000 during 2010 as compared to 2009.  Other selling, general and administrative expenses, net, decreased by $106,000 during 2010 from the same period in 2009.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses from 2009 to 2010 was an increase in the loss from operations from $1,396,000 in 2009 to $1,433,000 in 2010, an increase of $37,000 or 2%.

Other Income (Expense), Net

Interest Expense

Interest expense decreased by $136,000 from 2009 to 2010, due to lower interest expense on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008.

 Other Income

Other income increased $70,000 from 2009 to 2010 primarily due to interest income being recorded on the amounts owed to the IPA BVI by Sung Hsien Chang and JJ International.

Gain on Sale of Humidity Sensor Business Line

On April 20, 2009, the Company into an Asset Purchase and Support Services Agreement with Landtec North America.  The Purchased Assets primarily included assets related to the Seller's tunable diode laser-based humidity sensor business.  Landtec agreed to pay $210,000 for the purchased assets and support services.   The Company recorded a gain on sale of assets related to this agreement of $176,000 in the second quarter of 2009.

Liquidity and Capital Resources

The Company’s net loss was $1,406,000.   Non-cash expenses of $1,326,000 for the six months ended June 30, 2010 composed primarily of stock compensation expense and stock options issued to employees, directors and consultants.  General working capital used $210,000 in 2010.  The Company recorded a gain on the disposal of a vehicle of $15,000.   Net cash used in operating activities was $305,000 for the six months ended June 30, 2010.

Net cash used in investing activities was $129,000 for 2010, related primarily to capital expenditures incurred by VGE in building a new manufacturing and storage facility and purchasing equipment for its GKG business.  The Company also received proceeds of $17,000 from the disposal of a vehicle.  In addition, VGE incurred $13,000 in costs associated with entering into a new land lease in the PRC to grow GKG.

Net cash used in financing activities was $19,000 in 2010 related to principal payments on Company loans to the Community Development Commission.

At June 30, 2010, the Company has working capital of $834,000 and an accumulated deficit of $34,136,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Contractual Obligations

The following table summarizes our long-term contractual obligations at June 30, 2010:

	Total	Less than 1 Year	1-3 Years
Long-term debt obligations (a)	$25,000	$17,000	$8,000

(a)
The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

There are no other major outstanding contractual obligations.

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 related to the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At June 30, 2010, there is accrued interest of $41,000 related to the Note included in accrued expenses.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2010.

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

Most of our transactions are conducted in United States dollars, although we do have some sales and marketing agreements with consultants outside the United States.  The majority of these transactions are conducted in United States dollars.  If the exchange rate changed by ten percent, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 31, 2010.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2010.

ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than as set forth below:

Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the six months ended June 30, 2010 was $1,406,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG sales, framed-artwork sales, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future financing.

Goldman Kurland Mohidin, LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2009, which expresses substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in Goldman Kurland Mohidin, LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed.

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

The Company had one customer who made up 69% of the consolidated revenues of the Company for the six months ended June 30, 2010.  We believe this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

If we default on our secured debt to Chang, we may lose our interests in IPA BVI and IPA China.

VIASPACE has issued a secured note to Chang.   VIASPACE must pay Chang $5,331,025 over a five-year period. Principal must be repaid in five equal annual installments of $1,066,205 commencing on May 14, 2011. Payments under this note become due in 2011 and mature in 2015.  We and our subsidiaries IPA BVI and IPA China have guaranteed VIASPACE’s debt. We have also pledged our equity securities of VGE to Chang.  Likewise, VGE has pledged its securities of IPA BVI to Chang and IPA BVI has pledged its securities of IPA China to Chang.  We and our subsidiaries have also granted a security interest to Chang for all assets of our respective companies.

In the event that VIASPACE defaults in its obligation to Chang, Chang may foreclose on all assets of our company and/or our subsidiaries.   He may also seize the equity interests of our subsidiaries.   Any of these actions would cause us to relinquish all ownership of our assets and our company would then lose all of its value.  Under such circumstances, your securities may lose all of its value.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,197,823,321 were issued and outstanding as of June 30, 2010.  Of these issued and outstanding shares, 479,907,200 shares (40.1% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Mr. Rick Calacci, Director; General Bernard Randolph, Director; Ms. Angelina Galiteva, Director; and SNK Capital Trust).  On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011.  No other shares are currently subject to any lock-up arrangement.  Of the total shares issued and outstanding at June 30, 2010, 597,911,041 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  599,912,280 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2010.

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

Our executive officers, directors and principal shareholders own 40.1% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold, in the aggregate, 40.1% of our outstanding shares as of June 30, 2010.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE as discussed in Note 8.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, we issued 241,667,000 shares of its common stock to Sung Hsien Chang and certain other VGE shareholders as discussed in Note 8 of our Financial Statements.  Each of these holders were accredited investors with the Company.

On April 1, 2010, April 30, 2010, May 24, 2010 and June 30, 2010, the Company issued Dr. Kukkonen, CEO of the Company, 16,544,338 unregistered shares of the Company’s common stock for salary valued at $252,000.  On April 1, 2010, April 30, 2010, May 24, 2010 and June 30, 2010, the Company issued Mr. Stephen Muzi, CFO of the Company, 7,708,740 unregistered shares of the Company’s common stock for salary valued at $120,000.  On May 24, 2010 and June 10, 2010, the Company issued consultants 1,475,000 unregistered shares of the Company’s common stock for consulting services valued at $22,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1	Certificate of Designation dated May 14, 2010 (1)
10.1	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (2)
10.2	Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein. (1)
10.3	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang. (1)
10.4	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang. (1)
10.5	Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Green Energy Inc. and Carl Kukkonen. (1)
10.6	Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Green Energy Inc. and Stephen Muzi.(1)
10.7	Registration Rights Agreement dated May 14, 2010 by and between Registrant and Chang.(1)
10.8	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

(1)	Filed with the Company’s Form 8-K dated as of May 18, 2010
(2)	Filed with the Company’s Form 8-K dated as of April 20, 2010
* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 16, 2010	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 16, 2010	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer