Form 10-K
period 2010-12-31
VIASPACE Inc.
filed 2011-03-31
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2102 Business Center Drive, Suite 130
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(626) 768-3360
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐, and Smaller reporting filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenue for its most recent fiscal year: $4,376,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2011: $13,743,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 28, 2011: 1,269,100,405

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate four separate businesses.  We have a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant KingTM Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid biofuels, collectively called “Grassoline,” do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is approximately carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have satisfactory energy content, high bio methane production, and high potential for biofuels and biochemicals.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.

We also produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  We are also working on a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

VIASPACE is based in California with business activities in China, Korea and Japan.

The Company’s web site is www.VIASPACE.com.

Corporate History

ViaSpace Technologies LLC (“ViaSpace LLC”) was founded in July 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  ViaSpace LLC had licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.     On June 22, 2005, ViaSpace LLC acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”).  GW was incorporated in the State of Nevada on July 14, 2003.  At merger, GW was renamed VIASPACE Inc.  The transaction was accounted for as a reverse merger and a recapitalization of the Company.  VIASPACE became a public company on June 22, 2005.

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

Initially, the transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing (“First Closing”) on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated its results, assets and liabilities in our financial statements.  IPA China became a wholly-owned subsidiary of IPA BVI subsequent to the First Closing on June 9, 2009.

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

The conditions to Chang’s and Licensor’s obligation to consummate the second closing included: (1) representations and warranties of VIASPACE and us remained true at closing; (2) VIASPACE and we complied with the material covenants under the agreement; (3) books and records of VIASPACE were delivered or made available to Chang and his counsel; (4) any necessary third party consents shall have been obtained; and (5) VIASPACE shall deliver $4.8 million plus interest in cash to Chang.  To our knowledge, all of these criteria, other than the cash payment were met. Even if the Second Closing did not occur, the remaining 30% of IPA BVI was to be transferred by Chang to VGE prior to the Second Closing deadline.

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

As required by the Purchase Agreement, VGE filed a Registration Statement on Form S-1 with the SEC on June 3, 2009 covering the resale of a portion of VGE common stock issued pursuant to the Purchase Agreement as permitted by SEC regulations.  The SEC declared the VGE Registration Statement on Form S-1 effective December 31, 2009.  On January 14, 2010, VGE received approval from the Financial Industry Regulatory Authority (“FINRA”) that its shares of common stock were approved for listing on the OTC Bulletin Board (“OTCBB”) under the ticker symbol VGREF.OB. This satisfied the requirement in the Purchase Agreement that VGE stock be listed on a Trading Market.

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration was to accrue at 6% for the first nine months after the First Closing, and then 18% until June 10, 2009, and then at 6%  thereafter. We had control of the assets of IPA BVI through our majority ownership position in VGE and there was no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

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

Grass Business Division

Through our acquisition of IPA BVI and IPA China we obtained a worldwide sublicense to cultivate and sell GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 14 feet in height.   It can be harvested several times a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield).  We believe that GKG has the highest yield of any crop.  Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by multiple potential customers.  To our knowledge, the results have been very positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ear of corn has been harvested. Corn straw is used as fuel in many biomass power plants, and DP Clean Tech, a leading international biomass power provider, has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are potentially thousands of biogas plants worldwide that may use GKG.  A large European electric utility has tested GKG and examined prototype pellets. In addition to these current markets, GKG can be used as animal feed and has been tested for this purpose.

GKG can also be used as a feedstock to make cellulosic biofuels such as bio ethanol, bio butane and green gasoline, collectively called “Grassoline.”    Three companies have recently tested GKG as a potential feedstock for producing biofuels, biochemicals and bio plastics through fermentation method.  Laboratory results from these tests show that GKG has almost identical composition including sugar content as corn straw or wheat straw which are the agricultural waste products often targeted as a feedstock for cellulosic biofuels.  The projected bio ethanol yield is approximately 80 gallons per dry ton of GKG based on these tests.

Corn straw and wheat straw are the leftovers after food production. This agricultural waste material can only be collected after the food is harvested which means that the feedstock supply is very seasonal and must be stored for a long time--up to one year-- between harvests.  To support a single biofuel or power plant, agricultural waste must be collected from farms up to 50 or more miles away.  Giant King Grass is a high yield dedicated nonfood energy crop that can be harvested at any time in a tropical or subtropical climate. If the biofuel or power plant is co-located with a GKG plantation, the collection radius will only be about 3 miles. The high yield and logistical advantages mean that GKG can be grown and delivered to a co-located plant at a substantially lower price than currently paid for agricultural waste. The largest operating cost of a biomass power plant or biofuels plant is the cost of the fuel or feedstock, and the low cost and high quality of GKG are of major interest to these customers.

GKG as a dedicated energy crop has generated widespread interest from the renewable energy community. VIASPACE has been invited to make presentations on GKG at international conferences in the US, China, Singapore, Indonesia, Mexico and India.

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

There is a growing trend towards small dedicated power plants (5-30 megawatts) that are fueled exclusively by biomass such as grass and agricultural waste.  For example, since its founding in 2004, Dragon Power (which is now known as DP Clean Tech) in China has built and is operating 20 power plants powered by 100% biomass. On September 2, 2009, VGE and our parent VIASPACE signed a non-binding Memorandum of Understanding (“MOU”) with DP Clean Tech Co. Ltd. of Beijing China.  As part of their due diligence, DP Clean Tech commissioned an independent analysis of GKG by the China National Center for Quality Supervision and Test of Coal which confirmed that GKG has an energy content of 18.4 megajoules (MJ) per dry kilogram (4402 kilocalories (kcal) per kilogram). DP Clean Tech declared GKG suitable as a renewable feedstock for generating electric power in their power plants.

On February 9, 2011, our parent VIASPACE signed an MOU with PT Provident Agro of Jakarta Indonesia with the goal to use Giant King Grass as feedstock for a large scale pellet mill to manufacture a minimum of 300,000 metric tonnes per year of pellets for the export market, primarily in Europe.  An initial 10 hectare test plot will be established by PT Provident Agro.  Provident Agro owns extensive oil palm plantations and land in Sumatra, Kalimantan, and Sulawesi, Indonesia with a total land bank of 150,000 hectares (370,000 acres) producing more than 23,500 tons of crude palm oil each year. Provident Agro is owned 50% by the Saratoga Group and 50% by Provident Capital Indonesia.

On February 23, 2011, our Parent VIASPACE and General Biofuels signed a non-binding MOU that may become an exclusive agreement to develop a large Giant King Grass Plantation and a 250,000 to 400,000 tonne per year biomass pellet plant in the Dominican Republic.

Our strategy has been to build up our grass production capabilities in China where we have 113 ha (280 acres) under cultivation. This land serves as a small scale demonstration plantation and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce Green Log TM fireplace and campfire logs for the US market; and it is a nursery to provide seedlings for a major expansion.  We are in discussions with customers worldwide on GKG plantations co-located with power plants, pellet mills, biogas facilities and biofuel plants.  Most of these discussions are covered by executed nondisclosure and non-circumvention agreements.

We are considering leasing additional land in China.  We plan to expand our grass business into other areas of the world, and are in discussions with owners and developers of power plants, pellet mills and biogas facilities in Indonesia, Thailand, Malaysia, Cambodia, Singapore, Philippines, India, Africa, United States and Europe.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop will help solve this obstacle.

Because of its high yield, GKG provides feedstock with the lowest use of land and we believe therefore the lowest cost.  Any other energy crop with half the yield requires twice the land and other costs are nearly doubled. GKG not only allows a reliable source of feedstock supply, but offers lower cost.

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

Transportation applications requiring liquid fuels and biofuels have great potential.  Most biofuels are made from plants which are a renewable resource, and use of some biofuels can significantly reduce carbon emissions.  Growing grass or any plant matter absorbs carbon dioxide from the atmosphere during photosynthesis and stores it in the plant tissue.  Subsequent burning of the grass does emit carbon dioxide into the atmosphere; however the next crop of grass 60 days later absorbs carbon dioxide. If the process of growing, fertilizing, harvesting and transporting the grass can be done with minimal use of fossil fuels, a grass-based fuel can be a carbon neutral or low carbon process.  Burning coal, oil, or natural gas emits carbon dioxide without any mechanism to remove this carbon dioxide from the atmosphere.

Ethanol, which is the same alcohol in beer, wine or liquor, is the most well-known biofuel. Ethanol is blended with gasoline and burned in conventional automobile engines that have minor modifications.  In the U.S. today almost all ethanol is made from corn.  Government subsidies for ethanol have made ethanol price competitive with gasoline and much of the US corn crop now goes toward ethanol production.  These subsidies have led to an increased demand for corn for ethanol production.  According to the Money Morning Corn Price Report (quoting the US Department of Agriculture) one third of U.S. corn is devoted to ethanol production, and this is expected to increase in the future.  Corn prices have risen from about $2.00 per bushel at the beginning of 2006 to a peak of $7.65 in mid-2008.  Corn prices dropped during the economic recession, but have been rising rapidly, and corn is currently $6.71 per bushel.   More land in the U.S. is devoted to corn production at the expense of other crops and the prices of these other crops have risen as well.

Higher food prices have led to food shortages around the globe and it has been argued that people are starving so we can make the fuel to drive our cars.   This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain.  These are called cellulosic biofuels.

Cellulosic biofuels are based on nonfood plants including grass, shrubs and trees.  These plants do not have a lot of sugar and cannot be fermented directly like corn.  They do, however, have a lot of cellulose in their leaves, stalks and branches which contain carbon and hydrogen which can then be converted into ethanol called cellulosic ethanol.  GKG has been recently tested and shown to have potential for producing cellulosic biofuels including ethanol and for making biochemicals and bio plastics using a fermentation process.

VGE has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

In China we are pursuing the integrated plantation and processing facility model. We lease the land and employ labor and management to grow GKG and use it to produce Green LogsTM in our factory.   The grass be used to supply domestic Chinese biomass energy markets, or exported in pelletized form, to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with local landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers.  The terms of these joint ventures will be negotiated on a case-by-case basis.

Under a contract plantation establishment and licensing model, the customer would provide the land, labor and management and be responsible for growing GKG. We will provide initial seedlings, crop management services and knowledge transfer for a negotiated price.  In addition, there would be an ongoing license fee based on grass production.

We are in discussions with potential joint venture partners and customers that have land and the ability to grow the grass in other countries in Asia, Africa, India and the America’s.

Management believes both models will be important contributors to our revenue streams. We believe all our revenues initially will result from the integrated plantation & end-user model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract plantation establishment and licensing model with joint venture partners will be used for most of these projects.  The company may also serve as developer for integrated Giant King Grass plantations and bioenergy projects

In May 2010, the Company announced its first renewable energy/biomass product for sale: Green LogTM fireplace and campfire logs manufactured from Giant King Grass.  The U.S. distributor of Green Logs is Georgia-based JJ International, Inc., since 1988 a nationwide supplier of indoor and outdoor products for the home.  JJ International is a related party of the Company as it is solely owned by Sung Hsien Chang, our President.  We believe Green Logs are the first manufactured fire logs to be produced solely from a dedicated renewable energy crop. Green Logs have a zero net-carbon footprint, completely avoid the use of petroleum products which also produce net carbon emissions, and burn up to 66% longer compared to conventional manufactured logs currently being sold.  Since the Company is vertically integrated-- both growing Giant King Grass and manufacturing and distributing Green Logs-- we can offer Green Logs as a quality product and at a lower price than competitors.  Green Logs are the Company’s first product for the renewable energy market and exemplify the Company's ability to convert Giant King Grass into beneficial, competitive biomass products.   Manufactured fire logs represent a $400 million annual market in North America. With more than 100 million logs-made primarily of wood chips and sawdust-burned each year, we see an opportunity for Green Logs, which offer an environmentally friendly manufactured log. Green Logs also generate greater heat output than conventional logs, and its non-chemical, natural campfire aroma we believe makes it an even more appealing alternative.

Green Logs are manufactured at the Company's grass plantation and processing facility in China's Guangdong province. The factory was completed and manufacturing equipment was installed in April.

Framed Art Business Division

Our subsidiaries, IPA BVI and IPA China (collectively “IPA”) manufacture high quality, copyrighted, framed artwork in its factory in Guangzhou China, and sell the art to large US retailers through its sales organization in Atlanta, Georgia. IPA is a manufacturer and wholesaler of framed art.

The factory is on 1.6 hectares of land in China including two manufacturing buildings and one employee dorm and a dining facility. IPA, with its framed art business, has an established and stable production facility in China and a sales and distribution network in the United States.

The acquisition of IPA was a strategic move to acquire its revenue and profit from its current framed art business, as well as the grass business. With the profits from the framed art business, we are aggressively building the grass business without having to access external capital.  We are committed to grow this business by providing top-quality product at an attractive price for our retail chain and other customers.

The Company works with buyers from retail chains and their in-house designers to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have guaranteed to us that there are no counterfeits and that all royalties have been paid.  We then mockup the combination of art, mattes and frames for the customer.  Once the customer decides on a print, matte and frame combination, we ship the prints to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the US  We provide prints, frames and packaging that are all of high quality.  An example of quality packaging is our use of protective clear plastic covers on the corners of the frame.  The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.  Our customers interact closely with our quality control department in China. The customers make detailed inspections of the artwork before they authorize shipment to the US.  Our framed artwork typically retails for $50-$300.

VIASPACE Subsidiary - Direct Methanol Fuel Cell Corporation (“DMFCC”)

DMFCC is engaged in the development of disposable fuel cell cartridges for fuel-cell powered portable electronics such as notebook computers and mobile phones.  VIASPACE owns 71.4% of the outstanding common shares of DMFCC.

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

Fuel cells and fuel cell powered portable electronics are being developed by large electronics companies like Samsung, and by Toshiba commercialized their first product an external power source and battery charger in 2009 .  DMFCC does not make fuel cells, but rather we make the disposable fuel cartridges that are the energy source for these devices.  The fuel cell and cartridge is analogous to the “razor and blades” business model.  The fuel cell is like a razor and the cartridges are like razor blades.  Cartridges represent a recurring revenue stream.

DMFCC continues to work as a cartridge partner of Samsung.  DMFCC has also delivered cartridges and cartridge components to other companies.

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

DMFCC Disposable Cartridge Design and Safety Certification

DMFCC has expertise in fuel cell cartridge design and safety certification.  Since 2002, DMFCC has been working with the fuel cell industry, Underwriters Laboratories (“UL”), CSA International (“CSA”) and the IEC to develop international standards for the safety and performance of fuel cells and disposable fuel cartridges.  The IEC is the electrical counterpart of the International Standards Organization (“ISO”).  The US Department of Transportation issued a rule in 2008 allowing methanol fuel cell cartridges in the passenger compartment of commercial aircraft.  It was also stipulated that the fuel cartridges should not be refillable by the user.  DMFCC disposable fuel cartridges are designed to comply with the challenging international safety requirements.  DMFCC is focusing on methanol fuel cartridges, but may produce cartridges for any liquid fuel.

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

VIASPACE Subsidiary - Ionfinity LLC (“Ionfinity”)

Ionfinity is working on a next-generation mass spectrometry (“MS”) technology, which could improve the application of MS for industrial process control and environmental monitoring and could also lead to a new class of detection systems for homeland security.

Ionfinity entered into a new Phase II Army contract with its partners, including JPL, on August 4, 2008 to design a compact, field portable, stand-off high-efficiency, rugged, integrated detection and identification, system for chemical and biowarfare agents.  This contract was completed on July 31, 2010.  During 2010, Ionfinity recorded $219,000 in revenues on this Army contract.

Ionfinity entered into a new Phase II Navy contract with its partners, including JPL, on October 23, 2008, to develop an innovative smaller, lighter, and more sensitive electronic sniffer sensor that detects chemical, biological, radiological, explosive and illegal drug residue.  The Phase II Navy contract had a base value of $492,000 and had an original period of performance through April 23, 2010.   On March 16, 2010, the Navy exercised an option for Ionfinity on this contract which increased the total value from $492,000 to $1,278,000, an increase of $786,000.  The contract is a cost plus fixed fee type of contract.   Approximately $169,000 in revenues was recognized in 2010 by Ionfinity on this Navy contract.

Other VIASPACE Projects

The Company retains a worldwide nonexclusive license to certain patents and patent applications in the areas of interactive radio technology.

Research and Development

The Company did not record any research and development (“R&D”) activities in 2010.  In 2009,  R&D of $30,000 was charged to Operations expenses.  The Company is putting its focus on GKG and no longer has current plans to spend money on research and development expenses.

Competition

Framed Art Business

There are many framed art companies that compete with IPA.  For example, ICA Home Decor, Crown Arts, Wendover Art, Midwest Art and many more in the US, China and other countries.  IPA benefits from having its own factory in China and concentrates on large customers that typically order framed art work by the container load with a typical order of 1,400 copies of a single design.  These customers generally have many retail stores in their chains.  IPA only manufactures art after an order is placed and has virtually no inventory of framed art.  IPA guarantees its customers that all art is legitimate with full royalties paid, and that it will not sell the same product to another customer.   IPA sources high quality frame moldings, mattes and glass in China, and assembles the framed art in its factory in China.  IPA is able to control its expenses through its relationships with suppliers and control quality by assembly at its factory in China. We believe that these processes allow IPA's products to be sold at a favorable price in a competitive environment.

Grass Business Division

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications.  Monsanto is an example of a large company focusing on grass. Ceres is an example of a startup company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. The VIASPACE Green Energy GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts.  GKG is propagated by seedlings not by seeds. VIASPACE Green Energy is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors of GKG.

Direct Methanol Fuel Cell Corporation

DMFCC faces competitors in the cartridge business.  BIC Corporation in France and the US, and Tokai Corporation and Toyo Seikan in Japan have demonstrated cartridges for direct methanol fuel cells, and may become direct competitors. Other companies may enter the cartridge business.

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

Regulatory Issues

Companies operating in the portable/micro fuel cell industry, including DMFCC, are subject to current and future state, federal and international regulation, including safety codes and transportation regulations related to methanol fuel cells and cartridges.  The US Department of Transportation gave final approval in 2008 to carry methanol fuel cells and to spare cartridges in the passenger cabin of commercial airplanes.  This action now harmonizes US policy with that of the International Civil Aviation Organization (“ICAO”).  The same approvals have been given by Canada, United Kingdom Japan and China.  Approval to carry direct methanol fuel cells and cartridges on airplanes is a critical milestone which allows commercialization to move forward.

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

Dependence on a Few Major Customers

For 2010 and 2009, the Company had one customer in our framed artwork business, Hobby Lobby Stores, which made up 73% and 65%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

Intellectual Property

Grass License

IPA China received its sublicense authority to obtain and grow GKG from China Gate Technology Co. Ltd., a Brunei Darussalam company ("Licensor"), in an agreement dated November 11, 2008. The agreement does not provide any limitation on IPA China’s ability to grow, harvest and market the grass anywhere in the world.  No term length was specified in the agreement.  To our knowledge, China Gate has not entered into such license agreements with any other party.  The agreement between China Gate and IPA China enables us to plant our seedlings in other geographic regions outside Guangdong province and North America.

Art License

We purchase the copyrighted artwork that is placed into our picture frames from reputable publishers who pay the appropriate royalties to the artists.  These are companies we have longstanding relationships with, and we believe the chances that such artwork copyrights have not been obtained is minimal.

DMFCC

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

Trademarks

The Company has received issued trademarks for “VIASPACE” and “VIASPACE Technologies.  The Company has made trademark applications for “GIANT KING” grass and products made from GKG, and “GREEN LOG” fireplace and campfire logs.  In addition, we have trademark applications for “VIASPACE Energy” and “Ionfinity”.

 Employees

As of December 31, 2010 we have 58 full time employees, 53 of whom are based in China and 5 in the US.  We also have 28 part time employees, 25 of whom are based in China and 3 in the US.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Our net loss for 2010 was $2,833,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on achieving profitability or future financing.

Goldman Kurland Mohidin, LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2010, which expresses substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in Goldman Kurland Mohidin, LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed.

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
If we fail to make the cash payment due to Chang on May 14, 2011, or some other alternate arrangement is not reached, then Chang, we would be required to forfeit our interests in VGE.

On May 14, 2010, VIASPACE entered into a secured Note with Sung Hsien Chang and must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. The first payment is due May 14, 2011.  Chang may elect to receive payments in cash or VIASPACE equity securities. The Note is secured by certain assets of VIASPACE, including all securities of VGE held by VIASPACE.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including VIASPACE maintaining a net worth of $5 million on a consolidated basis.   If VIASPACE is ultimately unable to make this cash payment, or some other alternate arrangement is not reached, VIASPACE would be required to transfer all of the shares of VGE it holds to Chang.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of December 31, 2010, we had $12.3 million of goodwill, which represented 70.8% of total assets.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Our growth and acquisition of other agribusiness companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

We operate in competitive markets against companies that have significantly greater resources than we have.

DMFCC faces competitors in the cartridge business.  BIC Corporation in France and the US, and Tokai Corporation and Toyo Seikan in Japan have demonstrated cartridges for direct methanol fuel cells, and are direct competitors.  Other companies may enter the cartridge business.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel.  We face intense competition for all such personnel, and we may not be able to attract and retain these individuals.  Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us.  Key personnel include Dr. Carl Kukkonen, our CEO and Sung Hsien Chang, President of VGE and CEO of IPA BVI and IPA China.

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

For 2010 and 2009, the Company had one customer which made up 73% and 65%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

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

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as US laws, if at all.  We may be unable to protect our rights in proprietary technology in these countries.

Risks Related to our Grass Business

We currently have no meaningful customers for our grass business although we are starting to make progress.  If we are unable to attract any customers, our grass business will suffer.

We commenced our grass business in October 2008 and have not recorded substantial revenues yet.  While we believe we will be able to attract customers and achieve revenues, we cannot assure you we will.  There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable.  Further such customers may find other grass or plant products superior to GKG for their needs.  If we fail to attract a sufficient number of customers that purchase a sufficient amount of grass, our grass business will fail.

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

We have a sublicense relationship with respect to the GKG license.  If the license from our sublicensor is cancelled, terminated or otherwise is adversely affected, our sublicense may be materially affected.

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

Risks Related to our Framed Art Business

We are heavily dependent on one major customer for our revenues

For 2010 and 2009, sales to one customer comprised 73% and 65%, respectively, of our total revenues.  We believe this concentration of sales to one customer will continue in the near future. We do not have a long-term contract with this customer. A loss of this customer or even a dramatic reduction in sales could significantly reduce our future revenues and profitability.

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

We rely on outside content providers; therefore our revenues will be materially and adversely affected without adequate supply of content

We rely on outside sources to provide us visual content for our artwork, which we aggregate and make available to our customers. Although we work with entities we believe are reputable vendors, we cannot assure you such outside content provider will have the resources or personnel to provide us with content and artwork that is attractive to potential customers. If we are not able to acquire quality content in sufficient quantities that are favored by our customers, our revenue will be materially and adversely affected.

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

We rely primarily on trademark law, and other contractual restrictions to protect our intellectual property.  We also rely on Licensor and its licensor to protect our licensed intellectual properties.   These afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our licensed proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. Preventing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There is a risk the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing may have a material adverse effect on our business, results of operations and financial condition.

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

We conduct substantially all of our operations and generate most of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

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

China’s economic policies could affect our business.

A substantial portion of our assets are located in China and a significant portion of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the PRC, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of the PRC has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in the PRC are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Most of our revenues and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, IPA China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

In October 2005, the SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,228,651,926 were issued and outstanding as of December 31, 2010.  Of these issued and outstanding shares, 483,592,150 shares (39.4% of the total issued and outstanding shares) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Mr. Rick Calacci, Director; General Bernard Randolph, Director; Ms. Angelina Galiteva, Director; and SNK Capital Trust).  On April 10, 2006, SNK Capital Trust agreed to a lock-up of its 61,204,286 shares until April 9, 2011.  No other shares are currently subject to any lock-up arrangement.  Of the shares issued and outstanding at December 31, 2010, 576,239,586 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  652,412,340 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2010.

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

If we default on our secured debt to Chang, we may lose our interests in VGE which would impact our stock price.

If VIASPACE defaults in its obligation to Chang, Chang may foreclose on all assets of our Company and/or our subsidiaries.   He may also seize the equity interests of VGE.   Any of these actions would cause us to relinquish all ownership of our assets and our company would then lose most of its value.  Under such circumstances, your securities may lose most of its value.

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

Our executive officers, directors and principal shareholders own 39.4% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold 39.4% of our outstanding shares as of December 31, 2010.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the BOD and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE as discussed in footnotes.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

Because our common stock is considered a “penny stock” any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTCBB and is considered a “penny stock.”  The OTCBB is generally regarded as a less efficient trading market than the NASDAQ Small Cap Market.

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

Our articles of incorporation authorize issuance of 1,500,000,000 shares of common and 10,000,000 shares of preferred stock.  The common and preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our Board of Directors (“BOD”) without stockholder approval.  Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.  Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event buyers can be found therefore. Any future issuances of common or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.  Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the BOD and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE as discussed in footnotes.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

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

Other Matters

We were contacted informally by the Pacific Regional Office of the SEC in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The SEC or its staff has made no indication that any violations of the law have occurred.  We cooperated fully with this inquiry in 2006 and responded to the inquiry in writing in 2006.  There was no further inquiry in 2007, 2008, 2009 or 2010.

ITEM 2. PROPERTIES

The Company moved into new office space on April 1, 2009 located on 2102 Business Center Drive, Irvine, CA  92612.  IPA owns its manufacturing facility in Guangzhou, China.  Total rent expense for all locations for 2010 was approximately $44,000.  VGE also leases approximately 280 acres of land in Guangdong province of the PRC.  The Company recorded amortization of $41,000 on these land leases in 2010.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters were submitted to a vote of the majority of common security holders during the fourth quarter of 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices

The shares of our common stock have been listed and principally quoted on the OTCBB under the trading symbol “VSPC.OB” since June 22, 2005. Prior to June 22, 2005, the Company’s common stock was traded on the OTCBB under the symbol “GWPL.OB”.  The first day of trading for the Company’s common stock was June 4, 2004.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2010:
First Quarter	$0.024	$0.012
Second Quarter	$0.019	$0.014
Third Quarter	$0.018	$0.012
Fourth Quarter	$0.014	$0.009
Fiscal year ended December 31, 2009:
First Quarter	$0.013	$0.009
Second Quarter	$0.044	$0.011
Third Quarter	$0.028	$0.019
Fourth Quarter	$0.032	$0.019

Holders

As of March 28, 2011, there were approximately 51 shareholders of record of the Company’s Common Stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  There are no restrictions in our articles or incorporation or bylaws that prevent us from declaring dividends in the future.  Our future dividend policy will be examined periodically by our BOD based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan

Our discussion regarding the Company’s, DMFCC’s and VGE’s equity compensation plans under which the Company’s and DMFCC’s and VGE’s equity securities are authorized for issuance are discussed under the section titled “Equity Compensation Plan Information” under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

On November 16, 2010, the Company issued vendors a total of 175,000 unregistered shares of the Company’s common stock for investor relations services valued at $2,188 on the date of issuance.  On October 28, 2010 and November 29, 2010, the Company issued Mr. Stephen Muzi, CFO of the Company, 5,042,373 unregistered shares of the Company’s common stock for salary valued at $60,000 on the date of issuance.  These sales were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate four separate businesses.  We have a majority ownership in VIASPACE Green Energy Inc. “VGE”, a British Virgin Islands (“BVI”) company, which is the parent company of Inter Pacific Arts Corporation, a British Virgin Islands international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant KingTM Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production.  We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VGE is headquartered in California with business activities in China.

We grow a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process is low carbon, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production. We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.  We are growing GKG on 280 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.

We also manufacture framed copyrighted artwork in China and market and sell the artwork in the US.  We also produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  We are also working on a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

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

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America  requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions.  The following accounting policies discussed below require significant management judgments and estimates.

VIASPACE has generated revenues on product revenue shipments.  In accordance with “Revenue Recognition”, codified in FASB ASC Topic 605, VIASPACE recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, any cash received would be recorded as deferred revenue on the Company’s Balance Sheet.

Ionfinity has generated revenues on fixed-price contracts for government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government.  The milestones do not require the delivery of multiple elements as noted in “Revenue Arrangements with Multiple Deliverables”, codified in FASB ASC Topic 605.  In accordance with this topic, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

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

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Results of Operations

Year Ended December 31, 2010 Compared to December 31, 2009

Revenues

Revenues were $3,643,000 and $4,376,000 for 2010 and 2009, respectively, a decrease of $733,000 or 17%.  IPA BVI and IPA China recorded revenues of $3,240,000 in 2010 from the sales of framed-artwork primarily to retail US customers, a decrease of $392,000 from the comparable period in 2009.  During the fourth quarter of 2010, VGE recorded $7,000 in grass revenues related to the sale of its Green Log fireplace logs made from GKG.  There were no VGE grass revenues in 2009.  Ionfinity incurred revenues of $388,000 in 2010, a decrease of $313,000 from 2009.  Ionfinity recorded revenues in both years from a Phase II US Army contract and a Phase II US Navy contract.  The Phase II US Army contract ended July 31, 2010 which is the primary cause of the decrease in Ionfinity revenues.  DMFCC recorded revenues in 2010 of $8,000 from a fuel cell contract it had with Samsung and $55,000 from a Samsung contract in 2009, a decrease of $47,000.  VIASPACE recorded revenues of $2,000 from a battery sale commercial contract in 2009 and no corresponding revenues in 2010.

Cost of Revenues

Costs of revenues were $2,634,000 and $2,686,000 for 2010 and 2009, respectively, a decrease of $52,000 or 2%.   IPA BVI and IPA China recorded cost of revenues of $2,265,000 from the sales of framed-artwork, an increase of 246,000 from the comparable period in 2009 due to higher manufacturing costs in 2010.  VGE had $6,000 in grass cost of revenues related to the sale of its Green Log fireplace logs in 2010 and none in 2009.  Ionfinity recorded decreased cost of revenues of $261,000 during 2010 as compared with 2009 due to the ending of its Phase II US Army contract in July 2010.  DMFCC recorded decreased cost of revenues of $42,000 in 2010 compared with 2009 due to lower revenues recorded in 2010 on a fuel cell contract with Samsung.  VIASPACE recorded lower cost of revenues of $1,000 in 2010 compared with 2009.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from 2009 to 2010 was a decrease in gross profits from $1,690,000 in 2009 to $1,009,000 in 2010, a decrease of $681,000 or 40%.

Operations Expenses

Operations expenses were $178,000 and $30,000 for 2010 and 2009, respectively, an increase of $148,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes salaries, equipment, maintenance, utilities and fuel.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,650,000 and $4,387,000 for 2010 and 2009, respectively, a decrease of $737,000 or 17%.  Commissions incurred in the framed-artwork business decreased $315,000 from 2009 to 2010 as less commissions were paid on lower sales recognized.  Payroll and payroll benefits decreased $129,000 due to lower payroll levels and headcount in 2010.  Stock option expenses increased $481,000 primarily due to compensation recorded for VGE stock options issued in 2010.  Stock compensation expenses decreased $512,000 from 2009 to 2010 primarily due to lower amounts of Company’s common stock issued to employees, consultants and vendors for services.  Accounting fees decreased $64,000 due to lower audit fees from 2009 to 2010.  Legal fees decreased $328,000 primarily due to lower patent related costs received by DMFCC in 2010 compared with 2009.  Consulting costs increased $375,000 primarily due to costs associated with business development of GKG in China in 2010 as compared with 2009.  Public relations expenses decreased $132,000 during 2010 as compared to 2009.  Other selling, general and administrative expenses, net, decreased by $113,000 during 2010 from the same period in 2009.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses from 2009 to 2010 was an increase in the loss from operations from $2,727,000 in 2009 to $2,819,000 in 2010, an increase of $92,000 or 3%.

Other Income (Expense), Net

Interest Expense

Interest expense decreased by $119,000 from 2009 to 2010, due to lower interest expense on the related party loan payable to Sung Hsien Chang related to the acquisition of IPA by the Company on October 21, 2008.

Other Income

Other income increased $112,000 from 2009 to 2010 primarily due to interest income being recorded on the amounts owed to IPA BVI by Sung Hsien Chang and JJ International.

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

Liquidity and Capital Resources

The Company’s net loss was $2,833,000.   Non-cash expenses of $2,500,000 for 2010 composed primarily of stock compensation and stock options issued to employees, directors and consultants.  General working capital used $262,000 in 2010.  The Company recorded a gain on the disposal of a vehicle of $15,000.   Net cash used in operating activities was $610,000 for 2010.

Net cash used in investing activities was $153,000 for 2010, arising from primarily to capital expenditures incurred by VGE in building a new manufacturing and storage facility and purchasing equipment for its GKG business.  The Company also received proceeds of $17,000 from the disposal of a vehicle.  In addition, VGE incurred $13,000 in costs associated with entering into a new land lease in the PRC to grow GKG.

Net cash used in financing activities was $32,000 in 2010 arising from principal payments on Company loans to the Community Development Commission.

At December 31, 2010, the Company has working capital of $235,000 and an accumulated deficit of $35,568,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on three main business units including the GKG business, framed artwork business and the fuel cell business.

Contractual Obligations

The following table summarizes our long-term contractual obligations at December 21, 2010:

	Total	Less than 1 Year
Long-term debt obligations (a)	$12,000	$12,000

(a)    The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

The are no other major outstanding contractual obligations other than employment agreements and the note to Sung Chang as detailed below.

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 at the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At December 31, 2010, there is accrued interest of $202,000 arising from the Note included in accrued expenses.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2010.

ITEM 7. FINANCIAL STATEMENTS

See the Company’s audited financial statements on pages F-1 through F-25.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our BOD, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on such assessment, we believe our internal controls over financial reporting were effective as of December 31, 2010

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is a non-accelerated filer with the SEC.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them.  The Company’s named executive officers as of December 31, 2010 include the Chief Executive Officer and the Chief Financial Officer.  In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Dr. Carl Kukkonen	65	Chief Executive Officer and Director
Mr. Sung Hsien Chang	48	VGE President and Director
Mr. Stephen Muzi	47	Chief Financial Officer

Carl Kukkonen.   Dr. Kukkonen has been our Chief Executive Officer and Director since October 2008.  He is also the Chief Executive Officer and Director of VIASPACE, Inc., our parent corporation since 2005.  He is also the Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE since 2001, and the Chief Executive Officer and Director of VIASPACE Security Inc., a subsidiary of VSI since 2002.  He was the Co-founder and Chief Executive Officer of ViaSpace Technologies LLC (predecessor of VIASPACE) from 1998 to 2005.  Previously, Dr. Kukkonen served as the Director of the Center for Space Microelectronics Technology and Manager of Supercomputing at the Caltech NASA Jet Propulsion Laboratory from 1984 to 1998.  From 1977 to 1984, he was the Principal Research Engineer at Ford Motor Company.  Dr. Kukkonen has a B.S. in physics from the University of California at Davis and an M.S. and Ph.D. in physics from Cornell University.  He was also a Post-doctoral fellow at Purdue University.

Sung Hsien Chang.  Mr. Chang is the President and Director of VIASPACE Green Energy since October 2008.  He is also the Chief Executive Officer and founder of Inter-Pacific Arts, Inc., our subsidiary since 2002.  He worked at Jun Jung Metal prior to 2002.  He attended Taiwan Junior College.

Stephen Muzi.  Mr. Muzi is our Chief Financial Officer, Treasurer and Secretary since October 2008.  Since June 2005, he has also been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Inc., our parent corporation.  He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005.  He was also a controller for ViaLogy Corp., a spun-off former subsidiary of the Company from 2003 to 2005.  From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation, VIASPACE Security Inc. and Ionfinity LLC, subsidiaries of VIASPACE from 2004 to 2005.  Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE) in May 2000.  Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo.  He is a Certified Public Accountant.

(b)  Directors

The Company’s directors are as follows:

Name	Age	Position Held
Dr. Carl Kukkonen	65	Chief Executive Officer and Director
Mr. Sung Hsien Chang	48	VGE President and Director
Ms. Angelina Galiteva	44	Director
General Bernard P. Randolph	77	Director
Mr. Rick Calacci	58	Director

Carl Kukkonen – See background in Item 9 (a) under Executive Officers

Sung Hsien Chang – See background in Item 9 (a) under Executive Officers

Angelina Galiteva.  Director Since:  April 28, 2006. Committee Memberships of Company: Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee.  Independent Director: Yes.  Principal Occupation: Chairperson of the World Council for Renewable Energy (WCRE) specializing in strategic issues related to renewable energy, environmental, energy efficiency and overall sustainable policy programs for public and private entities, Founder and Principal of New Energy Options, Inc.  Other Directorships: Member of Board of Directors of American Distributed Generation, Inc. and TECOGEN.  Prior Business Experience: Prior to July 2003, Executive Director-Strategic Planning, for the City of Los Angeles Department of Water and Power (LADWP) responsible for managing the Departments’ Corporate Environmental Services Business Unit as well as all LADWP’s Green LA Programs and New Technology Initiatives, Prior to 1997, worked for the California Independent System Operator and Power Exchange Trusts and Corporations and for the New York Power Authority on conservation, renewable energy and air quality initiatives. Education: Attorney with a JD and Masters’ of Law Degrees in Environmental and Energy Law from Pace University School of Law, New York.

General Bernard P. Randolph.  Director Since: April 19, 2006. Committee Memberships of Company: Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Corporate Governance and Nominating Committee.  Independent Director:  Yes.  Principal Occupation: Senior Consultant to Science Applications International Corporation (SAIC) Space Air and Information Group (SAIG). Other Directorships: Board of Defense Acquisition University in Fort Belvoir, Virginia.  Prior Business Experience:  Senior Consultant in the Space Air and Information Group, Space Systems Engineering Division, Senior Consultant to the Aerospace Corporation, 35 years of service in the United States Air Force retiring with Rank of General, Final Air Force assignment was as Commander of the Air Force Systems Command charged with the development and procurement of all major defense systems for the Air Force, Key technology management positions in Air Force including:  Vice Commander of the Warner Robins Air Logistics Center; Vice Commander and Deputy Commander of Space Systems acquisition at the Air Force's Space Division; Director of Space Systems and Command, Control and Communications in the Office of the Deputy Chief of Staff; Research, Development and Acquisition at Air Force Headquarters; and program director for such major space systems as the Air Force Satellite Communications Program and Space Defense Program, TRW Space and Electronics Group in Redondo Beach, California dual line and staff roles including as Vice President and General Manager of the Defense Communications Division and Vice President and Special Assistant to the Group General Manager, Member of the Defense Science Board in DoD pursuing adoption of cost saving commercial procurement practices, Member of the Defense Intelligence Agency Scientific advisory Board, Consultant for the Institute for Defense Analyses, Member of the Advisory Board for Lincoln Laboratory at Massachusetts Institute of Technology.  Education: Degree in chemistry from Xavier University (New Orleans, Louisiana), Bachelor's and master's degrees in electrical engineering from the University of North Dakota, Master's degree in business administration from Auburn University, Honorary doctorate of engineering from the University of North Dakota.

Rick Calacci.  Director Since: February 1, 2007. Committee Memberships of Company: None. Independent Director: Yes. Principal Occupation: President of Access Sales Group, a provider of national coverage for “Best in Class”, “Variable Cost” and “Outsourcing Solution” sales, marketing and management services to meet the dynamic ever changing needs of the retail channel for vendor partners.  Other Directorships: None.  Prior Business Experience: General Manager / Sr. Vice President of Sales and Market for Hannspree California, Inc., a developer, manufacturer and distributor of LCD display technologies – 2005 to 2006, President of Moxell Technology, Inc., a Motorola consumer electronics licensee for displays, recording media, connectivity, IT and related accessory products in the Americas and Europe - 2003 to 2005, Senior Executive Vice President / Group General Manager – Consumer Electronics of Sharp Electronics Corporation, a leading global consumer electronics and home appliances company - 2001 to 2003, Vice President Sales of Toshiba America Consumer Products, a leading global consumer electronics and computer company from 1995 to 2001.  Served in other roles as Regional General Manager, Central Zone Vice President and Western Sales Group Vice President - 1984 to 1995, Sales Manager positions with Pioneer Video, Inc. and Sony Corporation of America - 1977 to 1983.  Education: Business program, Northern Illinois University and Rock Valley Junior College.

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

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:.

(i)	any federal or state securities or commodities law or regulation;

(ii)
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

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

Committees of the Board of Directors

Audit Committee.  On October 20, 2005, our BOD established an Audit Committee.  Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.  The Company does not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-B.  The Company intends to identify and recruit a suitable candidate to serve as the audit committee financial expert during 2010.

Compensation Committee.  On October 20, 2005, our BOD established a Compensation Committee.  Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success.  The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present.

Governance and Nominating Committee.  On October 20, 2005, our BOD established a Governance and Nominating Committee.  This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates.  The Governance and Nominating Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2010 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s Chief Executive Officer, VGE President and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Carl Kukkonen,	2010	-	-	604,568	386,253	-	990,821
Chief Executive Officer of Company	2009	40,000	-	676,412	35,000	-	751,412
	2008	214,352	-	178,731	131,218	13,717	538,018

Stephen J. Muzi,	2010	25,167	-	360,000	249,441	14,703	649,311
Chief Financial Officer, Treasurer and	2009	51,040	-	368,244	65,417	15,210	499,911
Secretary of Company	2008	143,047	-	118,407	501,772	-	763,226

Sung Hsien Chang,	2010	240,000	-	-	206,253	-	446,253
President VIASPACE Green Energy, Inc.	2009	240,000	-	-	-	-	240,000
	2008	40,000	-	-	-	-	40,000

(1)
Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer.  The amount shown includes awards granted in and prior to 2007.  Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements for 2010.  There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever by realized.

(2)
Dr. Kukkonen received $13,717 in additional stock awards in 2009 and 2010 for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan).  Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company on his behalf.

(3)
Dr. Kukkonen deferred a portion of his 2009 and 2010 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2010: 11,195,707 shares for deferred 2009 compensation and 8,467,939 shares for deferred 2010 compensation.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Stock Option Grants

The following table provides information on stock options granted in 2010 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.
GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Carl Kukkonen	2/12/10								20,000,000	$0.012	$220,000
Stephen Muzi	2/12/10								10,000,000	$0.012	$110,000

(1)
Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options vest monthly over 24 months.  If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)
Column (g) represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2010.

VIASPACE INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2010

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	7,500,000	12,500,000		$0.012	2/12/20
Stephen Muzi	3,750,000	6,250,000		$0.0225	8/19/19
Carl Kukkonen	5,000,000	-		$0.0225	8/19/19
Stephen Muzi	5,000,000	-		$0.0225	8/19/19
Stephen Muzi	2,125,000	875,000		$0.039	2/14/18
Stephen Muzi	187,500	62,500		$0.08	12/10/17

There were no shares of the Company’s common stock acquired during 2010 upon the exercise of the options.

VIASPACE Green Energy Inc. Stock Incentive Plan

On June 2, 2009, the BOD of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of VGE’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock (16.28% of outstanding shares at December 31, 2010).  The number of shares in the stock option plan will adjust annually and remain at 16.28% of outstanding shares.

Stock Option Grants

The following table provides information on stock options granted in 2010 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE GREEN ENERGY INC.
GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Carl Kukkonen	3/25/10								550,000	$0.80	$362,828
Sung Hsien Chang	3/25/10								550,000	$0.80	$362,828
Stephen Muzi	3/25/10								250,000	$0.80	$164,922

(1)
Options allow the grantee to purchase a share of VGE common stock for the fair market value of a share of VGE Common Stock on the grant date. Options vest monthly over 24 months.  If a grantee’s employment is terminated, options that are then vested expire five years from termination date and unvested options expire immediately.

(2)
Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2010.

VIASPACE GREEN ENERGY INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2010

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	206,253	343,747		$0.80	3/25/20
Sung Hsien Chang	206,253	343,747		$0.80	3/25/20
Stephen Muzi	93,753	156,247		$0.80	3/25/20

There were no shares of the Company’s common stock acquired during 2010 upon the exercise of the options.

Direct Methanol Fuel Cell Corporation Option Plan

As explained in the footnotes to the Company’s consolidated financial statements, the Company’s subsidiary, DMFCC also has in place an equity-based stock option plan that allows for the grant of stock options to employees, directors and consultants.  There were no grants of securities underlying options granted in 2010 by DMFCC to the Company’s Named Executive Officers.  There were no shares of DMFCC common stock acquired during 2010 upon the exercise of options by the Company’s Named Executive Officers.

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers in DMFCC on December 31, 2010.

DIRECT METHANOL FUEL CELL CORPORATION
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2010

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Carl Kukkonen	1,000,000	―	$0.005	4/18/12
Stephen J. Muzi	30,000	―	$0.05	11/22/12
Stephen J. Muzi	50,000	―	$0.05	1/14/15

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2010.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
General Bernard P. Randolph	―	―	$40,813	―	$40,813
Angelina Galiteva	―	―	$40,813	―	$40,813
Rick Calacci	―	―	$21,438	―	$21,438

(1)
Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, and not an amount paid to or realized by the Director.  The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes.  There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

August 19, 2009, the Directors of the Company voted unanimously that compensation for 2010 will be 1 million stock options each vesting over a one-year period.  General Randolph and Ms. Galiteva received an additional grant of 500,000 options each for their service on committees of the Company.  No cash compensation was paid in 2010 to Directors.  There are currently no cash retainer or meeting fees scheduled to be paid to Directors of the Company.  On the date of appointment to the BOD, new non-employee outside Directors are entitled to a one-time grant of 125,000 non-qualified stock options (or such other number of shares determined by the BOD in its discretion as Administrator).  The price of the option is the closing market price on the date of grant, generally vesting over four years for which the BOD member holds office (or such other vesting period as determined by the BOD in its discretion as Administrator).  Further, the BOD in its discretion as Administrator of the Plan may make additional grants of non-qualified stock options to non-employee directors at any time.

Non-employee Directors may also be granted other awards, as referred to in the 2005 Stock Incentive Plan, by the BOD in its discretion as Administrator of the Plan such as Stock Appreciation Rights, Dividend Equivalent Rights, Restricted Stock, Performance Unit or Performance Shares.  No awards of this kind were granted to any non-employee Director in 2010.

Directors of the Company, who are employees of the Company or of a Company subsidiary, do not receive additional compensation for their services as Directors.

Retirement Plans

The Company does not have any retirement plans at December 31, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2011 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO (c)	52,525,653	17,500,000	70,025,653	5.3%
Sung Hsien Chang (d)	358,043,658	-	358,043,658	27.3%
General Bernard P. Randolph	1,276,596	3,744,792	5,021,388	0.4%
Angelina Galiteva	903,764	3,744,792	4,648,556	0.4%
Rick Calacci	1,872,995	2,213,542	4,086,537	0.3%

Other Named Officers:
Stephen J. Muzi, CFO	19,029,597	13,901,042	32,930,639	2.5%

All Named Executive Officers and Directors as a group (6 persons)	433,652,263	41,104,168	474,756,431	36.2%

(a)	Includes options that become exercisable on or before May 28, 2011.

(b)
The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 28, 2011 and the number of options of the beneficial owner that are exercisable on or before May 28, 2011.

(c)	17,162,462 shares were gifted to family members in 2010.

(d)	Mr. Chang is President of VGE and CEO of IPA BVI and IPA China. Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC and Chang Family Foundation.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2010.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	58,292,462	$0.02	68,300,141
Equity compensation plans approved by security holders for DMFCC	1,396,000	0.02	604,000
Equity compensation plans approved by security holders for VGE	1,350,000	0.80	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	61,038,462	$0.04	68,954,141

Our current stock option plans (the “Plans”) are explained in detail in the footnotes to the accompanying consolidated financial statements and provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants. VIASPACE, DMFCC and VGE each have separate stock option plans.

Our BOD, with assistance from the executive officers of the Company, administers the Plans, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of each of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant for incentive stock options (110% of the fair market value on the date of the grant for employees that own 10% or more of Company stock).  In the case of non-qualified stock options, the exercise price shall not be less than 85% of fair market value on the date of the grant. The term of the options granted under the Plans cannot be greater than 10 years. Options vest at varying rates for employees, directors and consultants.

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2010.

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2010 and 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $362,000 from JJ for the year ended December 31, 2010.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2010, $97,000 was recorded as interest income to JJ.  This amount is included in Other Income in the Company’s Consolidated Statements of Operations.

The following table represents a summary of Related Party Receivables at December 31, 2010 and 2009:

	2010	2009
Due from Sung Hsien Chang	$—	$759,000
Due from JJ International	1,259,000	1,134,000
Due from employee of IPA China	21,000	18,000
Total	$1,280,000	$1,911,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at December 31, 2010.  The effect on VIASPACE is a decrease in accumulated paid in capital at December 31, 2010.

Related Party Payables

At December 31, 2010 and 2009, the Company included as a related party payable $89,000 and $110,000, respectively, for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at December 31, 2010 and 2009, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at December 31, 2010 and 2009, the Company owed Dr. Kukkonen $302,000 and $201,000 for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock to be issued to Dr. Kukkonen for this amount is 19,663,646.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates provided the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the BOD until July 1, 2008 when Mr. Denda resigned from the BOD for personal health reasons.  As of December 31, 2010, $11,000 is owed to Mr. Denda.

The following table is a summary of Related Party Payables at December 31, 2010 and 2009:

	2010	2009
Due to employee of IPA China	$6,000	$20,000
Due to JJ International	17,000	29,000
Due to Carl Kukkonen	471,000	391,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	—	24,000
Due to Directors of Ionfinity	—	3,000
Total	$505,000	$478,000

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 at the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At December 31, 2010, there is accrued interest of $202,000 arising from the Note included in accrued expenses.

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Director Independence

Our BOD has determined that it currently has three members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.  The independent directors are: General Bernard P. Randolph, Ms. Angelina Galiteva and Mr. Rick Calacci.

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

3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).
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
10.48
STTR Phase II Contract between Ionfinity and the US Army for Advanced Robotic Detection of Chemical Agents, Toxic Industrial Gases, and IEDs for Force Health Protection effective August 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 14, 2008).

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

10.51
Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 27, 2008).

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
10.57
STTR Phase II Contract between Ionfinity and the US Navy for Miniature Electronic Sniffer for Navy Vertical Take off Unmanned Aerial Vehicles (VTUAVs) effective October 23, 2008. (incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 31, 2009).

10.58
Asset Purchase and Support Services Agreement dated April 20, 2009 by and between the Registrant and Landtec North America (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 23, 2009).

10.59
Amendment to Securities Purchase Agreement dated June 22, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 26, 2009).

10.60
Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 25, 2009).

10.61
Amendment No. 3 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 16, 2009).

10.62
Amendment No. 4 to Securities Purchase Agreement dated November 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 23, 2009).

10.63
Amendment No. 5 to Securities Purchase Agreement dated November 25, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2009).

10.64
Amendment No. 6 to Securities Purchase Agreement dated December 18, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2009).

10.65	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 20, 2010).
10.66
Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).

10.67	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).
10.68	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).
10.69
Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Green Energy Inc. and Carl Kukkonen (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed May 18, 2010).

10.70
Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Green Energy Inc. and Stephen Muzi (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K filed May 18, 2010).

10.71	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.72	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
14.1
VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

21	* List of subsidiaries of Company.
23.1	* Consent of Goldman Kurland Mohidin LLP dated March 30, 2011.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**
Confidential treatment approved by the Securities and Exchange Commission on March 2, 2007.  Exhibit 10.13 received approval for confidential treatment through October 26, 2019.  Exhibit 10.14 received approval for confidential treatment through November 10, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2010	2009
Audit Fees	$151,000	$195,000
Audit-Related Fees	—	19,000
Tax Fees	7,000	8,000
	$158,000	$222,000

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2011
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2011
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ SUNG HSIEN CHANG	Director	March 30, 2011
Sung Hsien Chang

/s/ GENERAL BERNARD P. RANDOLPH	Director	March 30, 2011
General Bernard P. Randolph

/s/ ANGELINA GALITEVA	Director	March 30, 2011
Angelina Galiteva

/s/ RICK CALACCI	Director	March 30, 2011
Rick Calacci

ITEM 7. FINANCIAL STATEMENTS

VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
VIASPACE Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with US generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations.  In addition, at December 31, 2010, the Company has working capital of $235,000 and an accumulated deficit of $35,568,000.  These facts raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP
Encino, California
March 30, 2011

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$307,000	$1,102,000
Accounts receivable, net	309,000	262,000
Inventory	551,000	455,000
Prepaid expenses	300,000	651,000
Related party receivables	1,280,000	1,911,000
Other current assets	163,000	52,000
TOTAL CURRENT ASSETS	2,910,000	4,433,000

FIXED ASSETS:
Fixed assets, net	999,000	936,000

OTHER ASSETS:
Land use right, net	558,000	586,000
Intellectual property, net	146,000	163,000
Grass license, net	453,000	478,000
Goodwill	12,322,000	12,322,000
Other assets	7,000	7,000
TOTAL OTHER ASSETS	13,486,000	13,556,000

TOTAL ASSETS	$17,395,000	$18,925,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$621,000	$741,000
Accrued expenses	471,000	650,000
Current portion of long-term debt	12,000	44,000
Due to Sung Hsien Chang	1,066,000	4,800,000
Related party payables	505,000	478,000
TOTAL CURRENT LIABILITIES	2,675,000	6,713,000

LONG-TERM LIABILITIES:
Due to Sung Hsien Chang	4,265,000	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2010, no shares issued and outstanding in 2009	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,228,651,926 and 903,505,407 issued and outstanding in 2010 and 2009, respectively	1,229,000	904,000
Additional paid in capital	42,165,000	37,071,000
Accumulated comprehensive income	25,000	—
Accumulated deficit	(35,568,000)	(32,730,000)
Total stockholders’ equity	7,851,000	5,245,000
Noncontrolling interest	2,604,000	6,967,000
Total equity	10,455,000	12,212,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,395,000	$18,925,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2010		2009
REVENUES
Government contracts		$388,000		$701,000
Commercial contracts		8,000		57,000
Framed artwork sales		3,240,000		3,618,000
Grass revenues		7,000		―
Total revenues		3,643,000		4,376,000

COST OF REVENUES		2,634,000		2,686,000
GROSS PROFIT		1,009,000		1,690,000

OPERATING EXPENSES
Operations		178,000		30,000
Selling, general and administrative		3,650,000		4,387,000
Total operating expenses		3,828,000		4,417,000
LOSS FROM OPERATIONS		(2,819,000)		(2,727,000)

OTHER INCOME (EXPENSE)
Interest expense		(312,000)		(431,000)
Other income		173,000		61,000
Other expenses		(3,000)		―
Gain on sale of humidity sensor product line		―		176,000
Total other income (expense)		(142,000)		(194,000)

LOSS INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES		(2,961,000)		(2,921,000)

Discontinued operations		―		12,000
Noncontrolling interests		128,000		―
NET LOSS ATTRIBUTED TO VIASPACE		(2,833,000)		(2,909,000)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss		(25,000)		―

COMPREHENSIVE LOSS		$(2,858,000)		$(2,909,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS AND BEFORE DISCONTINUED OPERATIONS
—Basic and diluted	$	*	$	*
Discontinued operations		*		*
Noncontrolling interests		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,110,584,827		866,143,989

*     Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock
	Shares	Amount	Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total

BALANCE, DECEMBER 31, 2008	814,336,863	$814,000	$35,168,000	$	―	$	―	$(29,804,000)	$6,178,000	$6,987,000	$13,165,000

Net loss								(2,909,000)	(2,909,000)		(2,909,000)
Noncontrolling share										(20,000)	(20,000)
Cash distribution from Ionfinity, LLC			17,000					(17,000)	―		―
Stock compensation expense related to stock options			298,000						298,000		298,000
Shares issued for services	89,168,544	90,000	1,588,000						1,678,000		1,678,000

BALANCE, DECEMBER 31, 2009	903,505,407	$904,000	$37,071,000	$	―	$	―	$(32,730,000)	$5,245,000	$6,967,000	$12,212,000

Net loss								(2,833,000)	(2,833,000)		(2,833,000)
Noncontrolling share										(134,000)	(134,000)
Share exchange between VIASPACE and VGE shareholders										(4,229,000)	(4,229,000)
Cash distribution from Ionfinity, LLC			5,000					(5,000)	―		―
Foreign currency translation							25,000		25,000		25,000
Shares issued to Sung Hsien Chang and related parties related to Share Purchase Agreement	241,667,000	242,000	3,987,000						4,229,000		4,229,000
Stock compensation expense related to stock options			779,000						779,000		779,000
Shares issued for services	83,479,519	83,000	1,131,000						1,214,000		1,214,000
Repayment of Sung Hsien Chang receivable with shares of stock issued to IPA BVI			(808,000)						(808,000)		(808,000)

BALANCE, DECEMBER 31, 2010	1,228,651,926	$1,229,000	$42,165,000	$	―		$25,000	$(35,568,000)	$7,851,000	$2,604,000	$10,455,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,833,000)		$(2,909,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		82,000		124,000
Amortization of intangible assets		83,000		71,000
Stock option compensation		779,000		298,000
Stock compensation related to stock issued		911,000		1,486,000
Operating expenses paid in stock		645,000		296,000
Gain on disposal of vehicle		(15,000)		―
Gain on sale of assets to Landtec		―		(176,000)
Noncontrolling interest		(134,000)		(20,000)
(Increase) decrease in:
Accounts receivable		(47,000)		17,000
Inventory		(96,000)		(78,000)
Prepaid expenses and other current assets		(87,000)		38,000
Increase (decrease) in:
Accounts payable		(120,000)		(37,000)
Accrued expenses and other		377,000		438,000
Related party payable		(155,000)		111,000
Net cash used in operating activities		(610,000)		(341,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(157,000)		(286,000)
Investment in land lease		(13,000)		(102,000)
Proceeds from disposal of vehicle		17,000		―
Proceeds from sale of assets to Landtec		―		210,000
Net cash used in investing activities		(153,000)		(178,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt		(32,000)		—
Related party loans		―		(1,045,000)
Net cash used in financing activities		(32,000)		(1,045,000)

NET DECREASE IN CASH AND EQUIVALENTS		(795,000)		(1,564,000)
CASH AND EQUIVALENTS, Beginning of year		1,102,000		2,666,000
CASH AND EQUIVALENTS, End of year		$307,000		$1,102,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$1,000		$6,000
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Financing for 2010:
•	The Company issued 18,000,000 shares of common stock for future services valued at $257,000. This amount was recorded at issuance as prepaid expenses.

Supplemental Disclosure of Non-Cash Activities for 2009:
•	The Company issued 23,377,927 shares of common stock for future services valued at $638,000. This amount was recorded at issuance as prepaid expenses.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2010 AND 2009

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate four separate businesses.  We have a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant KingTM Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.  Cellulosic ethanol, bio butanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content, very high bio methane production, and high potential for biofuels and biochemicals.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM product.

We also produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  We are also working on a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

VIASPACE is based in California with business activities in China, Korea and Japan.

Company Background - ViaSpace Technologies LLC (“ViaSpace LLC”) was founded in July 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  ViaSpace LLC had licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA.     On June 22, 2005, ViaSpace LLC acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”).  GW was incorporated in the State of Nevada on July 14, 2003.  At merger, GW was renamed VIASPACE Inc.  The transaction was accounted for as a reverse merger and a recapitalization of the Company.  VIASPACE became a public company on June 22, 2005.

Going Concern - At December 31, 2010, the Company has working capital of $235,000 and an accumulated deficit of $35,568,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may differ from the amounts in our financial statements.

Basis of Presentation - The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2009 consolidated financial statements to conform to the December 31, 2010 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of Direct Methanol Fuel Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”) and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At December 31, 2010 and 2009, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At December 31, 2010 and 2009, the Company recorded $2,104,000 and $6,467,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.  On May 14, 2010, the Company completed a share exchange agreement with certain minority shareholders of VGE exchanging shares of VIASPACE for shares of VGE that such shareholders held.  This resulted in a decrease in NCI of VGE of $4,229,000.  At December 31, 2010 and 2009, the Company recorded $2,104,000 and $6,467,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

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

Cash and Equivalents - The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

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

Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of “Accounting for Certain Investments in Debt and Equity Securities”, codified in FASB ASC Topic 320. This Topic provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. It applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At December 31, 2010 and 2009, the Company did not have any marketable securities.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

The following is a summary of inventory at December 31, 2009:

Raw Materials
Framed-Artwork	$399,000
Grass	56,000
Total	$455,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  VGE acquired land use rights in 2010 on approximately 13 hectares, or 33 acres in Guangdong province of the PRC to grow GKG.  As of December 31, 2010, VGE has land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

License – IPA China has a worldwide license for a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  IPA China sublicensed this right from China Gate Technology Co., Ltd. which obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

Intangible Assets - The Company’s intangible assets consist of licenses to patents that are amortized through the expiration date of the patents (up to twenty years). All intangible assets are subject to impairment tests on an annual or periodic basis.  The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified in FASB ASC Topic 360.

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

Fair Value of Financial Instruments - “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Topic 85, requires the Company disclose estimated fair values of financial instruments at least annually.  The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

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

Revenue Recognition – Product Revenue.  VIASPACE has generated revenues on product revenue shipments.  In accordance with “Revenue Recognition”, codified in FASB ASC Topic 605, VIASPACE recognizes product revenue provided that (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, any cash received would be recorded as deferred revenue on the Company’s Balance Sheet.

Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined.  Ionfinity has generated revenues on fixed-price contracts for government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government.  The milestones do not require the delivery of multiple elements as noted in “Revenue Arrangements with Multiple Deliverables”, codified in FASB ASC Topic 605.  In accordance with this topic, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

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

Stock Based Compensation - VIASPACE and DMFCC have stock-based compensation plans.  Effective with VIASPACE and DMFCC’s fiscal year that began January 1, 2006, the Company adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718, using the modified prospective application transition method.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Research and Development - The Company charges research and development expenses to operations as incurred.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at December 31, 2010 and December 31, 2009:
	2010	2009
US Government customers	$6,000	$74,000
Framed artwork customers	303,000	206,000
Total accounts receivable	309,000	280,000
Less: Allowance for doubtful accounts	―	(18,000)
Accounts receivable, net	$309,000	$262,000

NOTE 3 — PREPAID EXPENSES

During 2009 and 2010, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company.  As of December 31, 2010 and 2009, the remaining value of these agreements was $264,000 and $601,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $36,000 and $50,000 at December 31, 2010 and 2009, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Building	$772,000	$705,000
Machinery and equipment	417,000	356,000
Office equipment	127,000	165,000
Vehicles	170,000	167,000
Leasehold improvements	1,000	1,000
Total property and equipment	1,487,000	1,394,000
Less: Accumulated depreciation	488,000	458,000
Fixed assets, net	$999,000	$936,000

Depreciation was $82,000 for 2010 and $124,000 for 2009.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Land use right	$720,000	$707,000
Less: Accumulated amortization	162,000	121,000
Land use right, net	$558,000	$586,000

Amortization was $41,000 for 2010 and $30,000 for 2009.  The amortization for the next five years from December 31, 2010 will be:  2011 - $41,000; 2012 - $34,000; 2013 - $30,000; 2014 - $30,000; and 2015 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances for intellectual property are comprised of the following at December 31, 2010 and December 31, 2009, respectively:

	2010	2009
License to patent	$226,000	$380,000
Less: Accumulated amortization	80,000	217,000
Intellectual property, net	$146,000	$163,000

Amortization was $16,000 for 2010 and 2009.  The amortization for the next five years from December 31, 2010 will be $16,000 in each year.

License to Grass

As more fully explained in Note 8, VIASPACE through its majority owned subsidiary VGE, acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license for a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  VIASPACE issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is amortized over an estimated useful life of 20 years.

Amortization was $25,000 for 2010 and 2009.  The amortization for the next five years from December 31, 2010 will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2010 and December 31, 2009:

	2010	2009
License to Grass	$507,000	$507,000
Less: Accumulated amortization	54,000	29,000
License to Grass, net	$453,000	$478,000

Goodwill

As more fully explained in Note 8, the Company and Parent Company acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of December 31, 2010 and December 31, 2009, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of December 31, 2010 and December 31, 2009, the Company owned 75.7% and 59.3%, respectively, of the outstanding shares of VGE.  On May 14, 2010, as discussed in Note 8, the Company completed a share exchange agreement with certain minority shareholders of VGE exchanging newly-issued shares of VIASPACE for existing shares of VGE.  This resulted in a decrease in non-controlling interest of VGE of $4,229,000 and the Company increasing its ownership in VGE from 59.3% to 75.7%.  VGE owns 100% of the outstanding shares of IPA BVI.  IPA BVI owns 100% of the outstanding shares of IPA China.   During the fourth quarter of 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore.  At December 31, 2010, VIASPACE Pte. has no active operations or assets.  VGE has established VIASPACE Pte. to explore business opportunities for its GKG in Singapore.

Ionfinity. As of December 31, 2010 and December 31, 2009, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The noncontrolling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

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

Initially, the transactions under the Purchase Agreement ("Acquisition") were to involve two phases.  At the first closing (“First Closing”) on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to Licensor.  Chang delivered 70% of the outstanding common stock of IPA BVI to us.  At that point, we controlled 70% of IPA BVI.  Accordingly, we consolidated its results, assets and liabilities in our financial statements.  IPA China became a wholly-owned subsidiary of IPA BVI subsequent to the First Closing on June 9, 2009.

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

The conditions to Chang’s and Licensor’s obligation to consummate the second closing included: (1) representations and warranties of VIASPACE and us remained true at closing; (2) VIASPACE and we complied with the material covenants under the agreement; (3) books and records of VIASPACE were delivered or made available to Chang and his counsel; (4) any necessary third party consents shall have been obtained; and (5) VIASPACE shall deliver $4.8 million plus interest in cash to Chang.  To our knowledge, all of these criteria, other than the cash payment were met. Even if the Second Closing did not occur, the remaining 30% of IPA BVI was to be transferred by Chang to VGE prior to the Second Closing deadline.

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

Following various additional amendments to the Purchase Agreement, the deadline for the Second Closing in which the remaining minority interest of 30% of IPA BVI equity holdings would be transferred to us was February 15, 2010.  At the Second Closing deadline, VIASPACE was to pay $4.8 million ("Cash Consideration") plus Interest (as determined below) since the First Closing, in cash to Chang. Interest on the Cash Consideration was to accrue at 6% for the first nine months after the First Closing, and then 18% until June 10, 2009, and then at 6%  thereafter. We had control of the assets of IPA BVI through our majority ownership position in VGE and there was no restriction on the Company’s ability to transfer or capitalize on such assets at any time, including prior to the cash payment due Chang from VIASPACE.

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

The Company recorded a gain on sale of assets related to this Landtec Purchase Agreement of $176,000 in the second quarter of 2009.  Discontinued operations of $12,000 for the nine months ended September 30, 2009, for the operations sold are shown in the accompanying consolidated statements of operations for this business.

Return of Battery License to Caltech

On August 11, 2009, the Company and California Institute of Technology (“Caltech”) entered into an agreement whereby the Company returned to Caltech the license it received from Caltech on August 15, 2007 related to certain electrochemical thermodynamic measurement system technology.  In exchange for the return of this license and $25,000, Caltech cancelled $134,000 payable by the Company for electrochemical thermodynamic measurement system technology and patent costs related to DMFCC fuel cell technology licensed from Caltech.  The Company also agreed to return its fuel cell patents to Caltech if it ever fails to maintain the patents or if it fails by August 11, 2013 to commercialize or license one or more of the fuel cell patents received from Caltech.  The Company is free to not maintain one or more individual patents if they do not meet business objectives in which case such individual patent shall revert back to Caltech.  If the portfolio is returned to Caltech, DMFCC will be granted a royalty-free nonexclusive license without the right to sublicense to the patents covering the ability to make, use, sell, offer to sell and import the items covered by the patents.

NOTE 10 — STOCK OPTIONS AND WARRANTS

VIASPACE Inc. 2005 Stock Incentive Plan

On October 20, 2005, the BOD of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”).  The Plan was also approved by the holders of a majority of the Company’s common stock.  The Plan originally provided for issuance of up to 28,000,000 shares of the Company’s common stock.  On July 12, 2006, the Company filed a Form S-8 Registration Statement with the SEC registering 28,000,000 shares of the Company’s common stock.  On February 14, 2008, the BOD and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increased the maximum aggregate number of shares which may be issued in the Plan to 99,000,000 shares.  On April 30, 2008, the Company filed a Registration Statement on Form S-8 registering 71,000,000 shares of the Company’s common stock.  In addition, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, the maximum number of shares under the Plan are to be increased so that the maximum number of shares is equivalent to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31.  On February 4, 2009, the Company filed a Registration Statement on Form S-8 registering 146,500,000 shares of the Company’s common stock based on the number of shares of common stock outstanding on December 31, 2008.

The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through awarding incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.  On February 13, 2006, the BOD approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and the 2006 Director Plan was approved by the holders of a majority of the Company’s common stock. The 2006 Director Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the BOD as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s BOD and annual grants of 50,000 options, or such other number of options as determined by the BOD, to outside members of the BOD that have served at least six months.

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD.  68,300,141 shares were available for future grant at December 31, 2010.  During the first quarter of 2010, the Company granted 30,000,000 stock options to employees to purchase common shares with an exercise price of $0.012 per share.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

For 2010, the Company issued 15,116,551 shares of common stock under the Plan to employees and consultants for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant.

FASB ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method.   FASB ASC Topic requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Consolidated Statements of Operations.

The Company adopted the detailed method provided in FASB ASC Topic for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of FASB ASC Topic.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued, including those issued to employees, directors, consultants and advisory board members for 2010 and 2009, the fair value was estimated at the date of grant using the following range of assumptions:

	2010	2009
Risk free interest rate	3.11%	2.53% - 3.31%
Dividends	0%	0%
Volatility factor	130.43%	126.13% - 134.16%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	16.1%	28.6% - 49.9%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at December 31, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	26,130,000	$0.03
Granted	30,000,000	0.01
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	56,130,000	$0.02	7.4	$—
Exercisable at December 31, 2010	36,309,000	$0.02	7.4	$—

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.012 per share.  The Plan recorded $445,000 of compensation expense for employee and director stock options for 2010.  At December 31, 2010, there was $215,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two years.  At December 31, 2010, the fair value of options vested for employees and directors was $334,000.  There were no options exercised during 2010.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	1,538,462	$0.02	1.6	$—
Exercisable at December 31, 2010	1,538,462	$0.02	1.6	$—

There were no stock options granted to consultants during 2010.  The Company recorded no compensation expense for consultant stock options during 2010.  At December 31, 2010, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At December 31, 2010, the fair value of options vested for consultants was $14,000.  There were no options exercised during 2010.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the BOD of DMFCC, BOD members of its parent company, consultants, and other independent advisors.  As of December 31, 2010, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the year ended December 31, 2010, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at December 31, 2010	1,396,000	$.02	3.7	$45,000
Exercisable at December 31, 2010	1,396,000	$.02	3.7	$45,000

DMFCC recorded zero stock option compensation expense during 2010.  There were no options exercised during 2010.

VIASPACE Green Energy Inc. 2009 Stock Incentive Plan

On June 2, 2009, the BOD of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE BOD administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE BOD.  50,000 shares were available for future grant at December 31, 2010.  On March 25, 2010, VGE granted stock options to the following:  Carl Kukkonen, VGE CEO 550,000 stock options; Sung Hsien Chang, VGE President 550,000 stock options; and Stephen Muzi, VGE CFO 250,000 stock options.  There were no stock options cancelled during 2010.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan for 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—	$—
Granted	1,350,000	0.80
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	1,350,000	$0.80	9.3	$1,190,000
Exercisable at December 31, 2010	506,000	$0.80	9.3	$3,173,000

The weighted-average grant date fair value of stock options granted to employees and directors during 2010 was $0.80 per share.  The Company recorded $334,000 of compensation expense under the VGE Plan for employee and director stock options for 2010.  At December 31, 2010, there was $557,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year and three months.  At December 31, 2010, the fair value of options vested for employees and directors was $405,000.  There were no options exercised during 2010.

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

Loans with the CDC are comprised of the following at December 31, 2010 and December 31, 2009, respectively:

	2010		2009
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011		$12,000		$35,000
CDC of the County of Los Angeles, secured, with interest at 5% due January 20, 2010		―		9,000
Total Long-term Debt		12,000		44,000
Less Current Portion of Long-term Debt		12,000		44,000
Net Long-term Debt	$	―	$	―

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 at the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At December 31, 2010, there is accrued interest of $202,000 arising from the Note included in accrued expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2010 and 2009, the number of authorized shares of the Company’s preferred stock was 10,000,000.   The par value of the preferred stock is $0.001.

There were no shares outstanding of preferred stock as of December 31, 2009.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the BOD and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE as discussed in Note 8, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of December 31, 2010 and 2009, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2009, there were 903,505,407 shares of common stock outstanding.  During 2010, the Company issued 15,116,551 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 310,029,968 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  Included in newly issued unregistered shares were 241,667,000 shares of common stock issued to Mr. Chang as discussed in Note 8.  All of the share issuances in 2010 were recorded at fair market value on the date of grant.  As of December 31, 2010, there were 1,228,651,926 shares of common stock outstanding.

NOTE 13 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at December 31, 2010.  As of the date of these financial statements, the 2009, 2008, and 2007 income tax years are open to examination by federal and state taxing authorities.

The Company did not record a provision for income taxes for 2010 or 2009 as a result of operating losses.  The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $15,000,000 available at December 31, 2010, which expire through 2030.

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2010 and 2009.

	2010		2009
U.S Statutory rates	(34.0%	)	(34.0%	)
State taxes, net of Federal benefit	7.2%		7.2%
Income from non-taxable jurisdiction	(8.2%	)	(8.2%	)
Valuation allowance for US net operating losses	35.0%		35.0%

Effective income tax rate	0.0%		0.0%

Note 14 — RETIREMENT PLAN

The Company has no retirement plans in effect at December 31, 2010.

Note 15 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. For the year ended December 31, 2010, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

(ii)
VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including batteries, alternative fuels, and new products to conserve energy and reduce emissions.

Security Segment:

(i)
Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US

Grass Segment:

(i)
VGE:  VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC.  GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  GKG can also be used as animal feed.

The accounting policies of the reportable segments are described in the summary of significant accounting policies (see Note 1 to these financial statements).  The Company evaluates segment performance based on income (loss) from operations excluding infrequent and unusual items.

The amounts shown as “Corporate Administrative Costs” consist of unallocated corporate-level operating expenses.  In addition, the Company does not allocate other income/expense, net to reportable segments.

Information on reportable segments for the years ended December 31, 2010 and 2009 is shown below:

	2010	2009
Revenues:
Energy	$8,000	$57,000
Security	388,000	701,000
Framed-Artwork	3,240,000	3,618,000
Grass	7,000	―
Total Revenues	$3,643,000	$4,376,000

Income (Loss) From Operations:
Energy	$(44,000)	$(365,000)
Security	―	65,000
Framed-Artwork	408,000	759,000
Grass	(1,106,000)	(879,000)
Loss From Operations by Reportable Segments	(742,000)	(420,000)
Corporate Administrative Costs	(721,000)	(523,000)
Corporate Stock Compensation and Warrant Expense	(1,356,000)	(1,784,000)
Loss From Operations	$(2,819,000)	$(2,727,000)

	2010	2009
Assets:
Energy	$148,000	$164,000
Security	132,000	166,000
Framed-Artwork	4,046,000	4,256,000
Grass	753,000	775,000
VIASPACE Corporate	12,316,000	13,564,000
Total Assets	$17,395,000	$18,925,000

For 2010 and 2009, the Company had one customer which made up 73% and 65%, respectively, of our total consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2010 and 2009 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2010	2009
Stock Options	57,668,000	27,668,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for 2010 and 2009, respectively:

	2010		2009
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(2,833,000)		$(2,909,000)
Denominator:
Weighted average shares of common stock outstanding		1,110,584,827		866,143,989

Net loss per share of common stock, basic and diluted	$	*	$	*

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2010 and 2009 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $362,000 from JJ for the year ended December 31, 2010.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2010, $97,000 was recorded as interest income to JJ.  This amount is included in Other Income in the Company’s Consolidated Statements of Operations.

The following table represents a summary of Related Party Receivables at December 31, 2010 and 2009:

	2010	2009
Due from Sung Hsien Chang	$—	$759,000
Due from JJ International	1,259,000	1,134,000
Due from employee of IPA China	21,000	18,000
Total	$1,280,000	$1,911,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at December 31, 2010.  The effect on VIASPACE is a decrease in accumulated paid in capital at December 31, 2010.

Related Party Payables

At December 31, 2010 and 2009, the Company included as a related party payable $89,000 and $110,000, respectively, for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at December 31, 2010 and 2009, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at December 31, 2010 and 2009, the Company owed Dr. Kukkonen $302,000 and $201,000 for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock to be issued to Dr. Kukkonen for this amount is 19,663,646.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates provided the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the BOD until July 1, 2008 when Mr. Denda resigned from the BOD for personal health reasons.  As of December 31, 2010, $11,000 is owed to Mr. Denda.

The following table is a summary of Related Party Payables at December 31, 2010 and 2009:

	2010	2009
Due to employee of IPA China	$6,000	$20,000
Due to JJ International	17,000	29,000
Due to Carl Kukkonen	471,000	391,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	—	24,000
Due to Directors of Ionfinity	—	3,000
Total	$505,000	$478,000

Due to Sung Hsien Chang

As discussed in Note 8, VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 at the Second Closing of the acquisition of IPA China and IPA BVI by VGE and the Company including interest.  The Second Closing did not occur on the February 15, 2010 deadline.  On May 14, 2010, the Company entered into a secured Note with Chang.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At December 31, 2010, there is accrued interest of $202,000 arising from the Note included in accrued expenses.

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi.  Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE.  Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.  For the first 12 months, Messrs. Kukkonen and Muzi would be paid by VIASPACE.  The remainder of the employment term they would be paid by VGE.  Each of them would be entitled to a bonus as determined by the VGE BOD, customary insurance and health benefits, 20 business days paid leave per year, and reimbursement for out-of-pocket expenses in the course of his employment.

Note 18— OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for 2010 and 2009 was $44,000 and $65,000, respectively.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends codification Topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011.