Form 10-Q
period 2011-03-31
VIASPACE Inc.
filed 2011-05-16
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,281,518,159 shares of $0.001 par value common stock issued and outstanding as of May 13, 2011.

VIASPACE INC.

INDEX
MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	(Audited) December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$208,000	$307,000
Accounts receivable, net	169,000	309,000
Inventory	852,000	551,000
Prepaid expenses	410,000	300,000
Related party receivables	1,285,000	1,280,000
Other current assets	132,000	163,000
TOTAL CURRENT ASSETS	3,056,000	2,910,000

FIXED ASSETS:
Fixed assets, net	997,000	999,000

OTHER ASSETS:
Land use right, net	548,000	558,000
Intellectual property, net	142,000	146,000
Grass license, net	446,000	453,000
Goodwill	12,322,000	12,322,000
Other	7,000	7,000
TOTAL OTHER ASSETS	13,465,000	13,486,000

TOTAL ASSETS	$17,518,000	$17,395,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$865,000	$621,000
Accrued expenses	473,000	471,000
Current portion of long-term debt	8,000	12,000
Due to Sung Hsien Chang	1,066,000	1,066,000
Related party payables	652,000	505,000
TOTAL CURRENT LIABILITIES	3,064,000	2,675,000

LONG-TERM LIABILITIES:
Due to Sung Hsien Chang	4,265,000	4,265,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,269,100,405 and 1,228,651,926 issued and outstanding in 2011 and 2010, respectively	1,269,000	1,229,000
Additional paid in capital	42,695,000	42,165,000
Accumulated comprehensive income	30,000	25,000
Accumulated deficit	(36,329,000)	(35,568,000)
Total stockholders’ equity	7,665,000	7,851,000
Noncontrolling interest	2,524,000	2,604,000
Total equity	10,189,000	10,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,518,000	$17,395,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011		2010
REVENUES
Government contracts		$48,000		$170,000
Framed artwork sales		534,000		757,000
Total revenues		582,000		927,000

COST OF REVENUES		461,000		676,000
GROSS PROFIT		121,000		251,000

OPERATING EXPENSES
Operations		36,000		28,000
Selling, general and administrative		873,000		894,000
Total operating expenses		909,000		922,000
LOSS FROM OPERATIONS		(788,000)		(671,000)

OTHER INCOME (EXPENSE)
Interest expense		(79,000)		(72,000)
Other income		20,000		123,000
Other expense		(1,000)		―
Gain on sale of marketable securities		6,000		―
Total other income (expense)		(54,000)		51,000

LOSS INCLUDING NONCONTROLLING INTERESTS		(842,000)		(620,000)

Noncontrolling interests		80,000		(10,000)
NET LOSS ATTRIBUTED TO VIASPACE		(762,000)		(630,000)

Foreign currency translation loss		(5,000)		―

COMPREHENSIVE LOSS		$(767,000)		$(630,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS — Basic and diluted	$	*	$	*
Discontinued operations		*		*
Noncontrolling interests		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,255,735,431		913,326,255
____________
*     Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests		$(842,000)		$(620,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		22,000		20,000
Amortization of intangible assets		21,000		21,000
Stock option compensation expense		170,000		123,000
Stock compensation expense related to stock issued		249,000		166,000
Operating expenses paid in stock issued		46,000		229,000
Gain on disposal of vehicle		―		(15,000)
(Increase) decrease in:
Accounts receivable		140,000		(71,000)
Inventory		(301,000)		58,000
Prepaid expenses and other current assets		29,000		(43,000)
Increase (decrease) in:
Accounts payable		244,000		17,000
Accrued expenses and other		2,000		66,000
Related party payable		142,000		(292,000)
Net cash used in operating activities		(78,000)		(341,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(22,000)		(122,000)
Proceeds from disposal of vehicle		―		17,000
Investment in land lease		―		(4,000)
Net cash used in investing activities		(22,000)		(109,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt		(4,000)		(15,000)
Net cash used in financing activities		(4,000)		(15,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS		5,000		―

NET DECREASE IN CASH AND EQUIVALENTS		(99,000)		(465,000)
CASH AND EQUIVALENTS, Beginning of period		307,000		1,102,000
CASH AND EQUIVALENTS, End of period		$208,000		$637,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―		$1,000
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2011:
●	The Company issued 13,680,672 shares of the Company’s common stock for future services valued at $134,000. This amount was recorded at issuance as prepaid expenses.

Supplemental Disclosure of Non-Cash Activities for 2010:
●	The Company issued 12,000,000 shares of the Company’s common stock for future services valued at $174,000. This amount was recorded at issuance as prepaid expenses.

 The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. Through our majority owned subsidiaries, we operate four separate businesses.  We have a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) which is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores.

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

Going Concern - At March 31, 2011, the Company has negative working capital of $8,000 and an accumulated deficit of $36,329,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may differ from the amounts in our financial statements.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the three ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the March 31, 2010 consolidated financial statements, to conform to the March 31, 2011 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of Direct Methanol Fuel Corporation (“DMFCC”), Ionfinity LLC (“Ionfinity”) and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At March 31, 2011 and December 31, 2010, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At March 31, 2011 and December 31, 2010, the Company recorded $2,024,000 and $2,104,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

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

Marketable Securities - The Company accounts for marketable securities in accordance with the provisions of “Accounting for Certain Investments in Debt and Equity Securities”, codified in FASB ASC Topic 320. This Topic provides accounting and disclosure guidance for investments in equity securities that have readily determinable fair values and all debt securities. It applies to marketable equity securities and all debt securities, carried at fair value with unrealized gains and losses, net of related deferred tax effect, and requires that they be reported as an item of other comprehensive income. At March 31, 2011 and December 31, 2010, the Company did not have any marketable securities.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method.  Market is determined using net realizable value.  The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at March 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$761,000	$	―	$761,000
Grass	78,000		13,000	91,000
Total	$839,000		$13,000	$852,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  As of March 31, 2011, VGE has land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

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

Income Taxes– The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2011.  IPA BVI and VGE are BVI international companies and not subject to any US income taxes.  The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

Revenue Recognition – Product Revenue.  VIASPACE has generated revenues on product shipments.  In compliance with SEC Staff Accounting Bulletin (“SAB”) 104 and in accordance with “Revenue Recognition”, codified in FASB ASC Topic 605, VIASPACE recognizes revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, any cash received would be recorded as deferred revenue on the Company’s Balance Sheet.

Product Development Revenue on Fixed-Price Contracts With Milestone Values Defined.  Ionfinity has generated revenues from fixed-price government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government.  The milestones do not require the delivery of multiple elements as noted in “Revenue Arrangements with Multiple Deliverables”, codified in FASB ASC Topic 605.  In accordance with this topic, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

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

Stock Based Compensation – VIASPACE, DMFCC and VGE have stock-based compensation plans.  The Company has adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718, using the modified prospective application transition method.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at March 31, 2011 and December 31, 2010:

	2011	2010
US Government customers	$14,000	$6,000
Framed artwork customers	155,000	303,000
Total accounts receivable	169,000	309,000
Less: Allowance for doubtful accounts	―	―
Accounts receivable, net	$169,000	$309,000

NOTE 3 — PREPAID EXPENSES

The Company entered into agreements with certain of its consultants and vendors whereby the Company issues registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock for future services to be provided to the Company.  During 2011, the Company issued new shares of common stock for future services valued at $134,000 on the date of issuance.  As of March 31, 2011 and December 31, 2010, the remaining value of these agreements was $369,000 and $264,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.  Other prepaid expenses were $41,000 and $36,000 at March 31, 2011 and December 31, 2010, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2011 and December 31, 2010:
	2011	2010
Building	$782,000	$772,000
Machinery and equipment	433,000	417,000
Office equipment	127,000	127,000
Vehicles	171,000	170,000
Leasehold improvements	1,000	1,000
Total property and equipment	1,514,000	1,487,000
Less: Accumulated depreciation	517,000	488,000
Fixed assets, net	$997,000	$999,000

Depreciation was $22,000 and $20,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	172,000	162,000
Land use right, net	$548,000	$558,000

Amortization was $10,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively.  The amortization for the next five years from March 31, 2011 will be:  2012 - $41,000; 2013 - $33,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances arising from intellectual property are comprised of the following at March 31, 2011 and December 31, 2010, respectively:

	2011	2010
License to patent	$226,000	$226,000
Less: Accumulated amortization	84,000	80,000
Intellectual property, net	$142,000	$146,000

Amortization was $4,000 for the three months ended March 31, 2011 and 2010, respectively.  The amortization for the next five years will be $16,000 in each year.

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

Amortization was $7,000 for the three months ended March 31, 2011 and 2010.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at March 31, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	61,000	54,000
License to Grass, net	$446,000	$453,000

Goodwill

VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of March 31, 2011 and December 31, 2010, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of March 31, 2011 and December 31, 2010, the Company owned 75.6% and 75.7%, respectively, of the outstanding shares of VGE.  During 2011, the Company sold 2,060 of its VGE shares on the open market under an existing S-1 Registration Statement.  VGE owns 100% of the outstanding shares of IPA BVI.  IPA BVI owns 100% of the outstanding shares of IPA China.   During the fourth quarter of 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore.  At March 31, 2011 and December 31, 2010, VIASPACE Pte. has no active operations or assets.

Ionfinity. As of March 31, 2011 and December 31, 2010, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The non-controlling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

NOTE 8 — STOCK OPTIONS AND WARRANTS

VIASPACE Inc. 2005 Stock Incentive Plan

On October 20, 2005, the Board of Directors (the “Board”) of the Company adopted the 2005 Stock Incentive Plan (the “Plan”) including the 2005 Non-Employee Director Option Program (the “2005 Director Plan”).  The Plan was also approved by the holders of a majority of the Company’s common stock.  The Plan originally provided for issuance of up to 28,000,000 shares of the Company’s common stock.  On July 12, 2006, the Company filed a Form S-8 Registration Statement with the SEC registering 28,000,000 shares of the Company’s common stock.  On February 14, 2008, the Board and the holders of a majority of the Company’s common stock approved an amendment to the Plan which increased the maximum number of shares which may be issued under the Plan to 99,000,000.  On April 30, 2008, the Company filed a Registration Statement on Form S-8 registering 71,000,000 shares of the Company’s common stock.  In addition, effective January 1, 2009 and each January 1 thereafter during the term of the Plan, the maximum number of shares under the Plan are to be increased so that the maximum number of shares is equivalent to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31.  On February 4, 2009, the Company filed a Registration Statement on Form S-8 registering 146,500,000 shares of the Company’s common stock based on the number of shares of common stock outstanding on December 31, 2008.

The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through awarding incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.  On February 13, 2006, the Board approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and the 2006 Director Plan was approved by the holders of a majority of the Company’s common stock. The 2006 Director Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the Board as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s Board and annual grants of 50,000 options, or such other number of options as determined by the Board, to outside members of the Board that have served at least six months.

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board.  62,955,733 shares were available for future grant at March 31, 2011.

For the three months ended March 31, 2011, the Company issued 5,344,408 shares of common stock, respectively, under the Plan to employees for services provided to the Company.  Stock compensation expense of $65,000 was recorded relating to these share issuances and based on fair market value on the date of grant.

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

During the first quarter of 2011, no stock options were granted.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued to employees, directors, consultants and advisory board members for 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.11%
Dividends	0%
Volatility factor	130.43%
Expected life	6.67 years
Annual forfeiture rate	16.1%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	56,130,000	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2011	56,130,000	$0.02	7.2	$140,000
Exercisable at March 31, 2011	40,311,000	$0.02	7.2	$80,000

There were no stock options granted to employees and directors in 2011.  The Plan recorded $59,000 of stock option compensation expense for employee and director stock options for the three months ended March 31, 2011.  At March 31, 2011, there was $164,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two years.  At March 31, 2011, the fair value of options vested for employees and directors was $644,000.  There were no options exercised during 2011.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2011	1,538,462	$0.02	1.3	$—
Exercisable at March 31, 2011	1,538,462	$0.02	1.3	$—

There were no stock options granted to consultants during 2011.  The Company recorded no compensation expense for consultant stock options during 2011.  At March 31, 2011, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At March 31, 2011, the fair value of options vested for consultants was $25,000.  There were no options exercised during 2011.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors.  As of March 31, 2011, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the period ended March 31, 2011, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan at March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at March 31, 2011	1,396,000	$.02	3.4	$—
Exercisable at March 31, 2011	1,396,000	$.02	3.4	$—

DMFCC recorded no stock option compensation expense during 2011.  There were no options exercised during 2011.

VIASPACE Green Energy Inc. 2009 Stock Incentive Plan

On June 2, 2009, the Board of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board.  50,000 shares were available for future grant at March 31, 2011.  There were no stock options issued during the three months ended March 31, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2011	1,350,000	$0.80	9.0	$—
Exercisable at March 31, 2011	675,000	$0.80	9.0	$—

There were no stock options issued in the VGE Plan in 2011. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2011.  At March 31, 2011, there was $445,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year.  At March 31, 2011, the fair value of options vested for employees and directors was $540,000.  There were no options exercised during 2011.

VIASPACE Warrants

The Company issued warrants in 2006 and 2007 to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.  These warrants expire between November 2, 2011 and March 8, 2012.

NOTE 11 — SHORT-TERM AND LONG-TERM DEBT

Loan with Community Development Commission

Concentric Water LLC (“Concentric”), a wholly owned subsidiary of the Company that was closed in 2009, entered into a long-term debt agreement with the Community Development Commission (“CDC”) in 2004 for $100,000, with interest of 5%, and monthly payments of $1,610.  The loan was guaranteed by the Company and the Company is making the payments.  On January 27, 2010, the Company and the CDC restructured the agreement whereby Concentric agreed to pay $1,986 in monthly principal payments beginning February 1, 2010 for 18 months.  The interest rate on the loan remained at 5%.

Loans with the CDC are comprised of the following at March 31, 2011 and December 31, 2010, respectively:

	2010		2009
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011		$8,000		$12,000
Less Current Portion of Long-term Debt		8,000		12,000
Net Long-term Debt	$	―	$	―

Due to Sung Hsien Chang

VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At March 31, 2011 and December 31, 2010, there is accrued interest of $281,000 and $202,000, respectively, arising from the Note included in accrued expenses.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2011 and December 31, 2010, the number of authorized shares of the Company’s preferred stock was 10,000,000.   The par value of the preferred stock is $0.001.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of March 31, 2011 and December 31, 2010, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2010, there were 1,228,651,926 shares of common stock outstanding.  During 2011, the Company issued 5,344,408 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 35,104,071 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2011 were recorded at fair market value on the date of grant.  As of March 31, 2011, there were 1,269,100,405 shares of common stock outstanding.

NOTE 13 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at March 31, 2011.  As of the date of these financial statements, the 2009, 2008, and 2007 income tax years are open to examination by federal and state taxing authorities.

The Company did not record a provision for income taxes for 2011 or 2010 as a result of operating losses.  The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $15,000,000 available at December 31, 2010, which expire through 2030.

NOTE 14 — RETIREMENT PLAN

The Company has no retirement plans in effect at March 31, 2011.

NOTE 15 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of March 31, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in four reportable segments.  The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment.  The operations of Ionfinity are included in the Security segment.  The operations of IPA China and IPA BVI are included in the Framed Artwork segment.  The operations of VGE parent company are included in the Grass segment.

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

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US.

Grass Segment:

(i)
VGE parent company:  VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC.  GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  GKG can also be used as animal feed.

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

	Three Months Ended
	March 31, 2011		March 31, 2010
Revenues:
Energy	$	―	$	―
Security		48,000		170,000
Framed-Artwork		534,000		757,000
Grass		―		―
Total Revenues		$582,000		$927,000

Income (Loss) From Operations:
Energy		$(11,000)		$(11,000)
Security		3,000		21,000
Framed-Artwork		14,000		101,000
Grass		(366,000)		(227,000)
Loss From Operations by Reportable Segments		(360,000)		(116,000)
Corporate Administrative Costs		(121,000)		(266,000)
Corporate Stock Compensation and Warrant Expense		(307,000)		(289,000)
Loss From Operations		$(788,000)		$(671,000)

	2011	December 31, 2010
Assets:
Energy	$144,000	$148,000
Security	135,000	132,000
Framed-Artwork	4,064,000	4,046,000
Grass	768,000	753,000
VIASPACE Corporate	12,407,000	12,316,000
Total Assets	$17,518,000	$17,395,000

For the three months ended March 31, 2011 and 2010, the Company had one customer which made up 61% and 65%, respectively, of our consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) for the three months ended March 31, 2011 and 2010 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010
Stock Options	57,668,000	57,668,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2011 and 2010, respectively:

	2011			2010
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(762,000)			$(630,000)
Denominator:
Weighted average shares of common stock outstanding		1,255,735,431			913,326,255
Net loss per share of common stock, basic and diluted	$		*	$	*

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $43,000 from JJ for the three months ended March 31, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the three months ended March 31, 2011, $11,000 was recorded as interest income to JJ.  This amount is included in Other Income in the Company’s Consolidated Statements of Operations.

The following table represents a summary of Related Party Receivables at March 31, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,275,000	$1,259,000
Due from employee of IPA China	10,000	21,000
Total	$1,285,000	$1,280,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at March 31, 2011 and December 31, 2010.  The financial statement effect on VIASPACE is a decrease in accumulated paid in capital at March 31, 2011 and December 31, 2010.

Related Party Payables

At March 31, 2011 and December 31, 201, the Company included as a related party payable $89,000 for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at March 31, 2011 and December 31, 2010, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at March 31, 2011 and December 31, 2010, the Company owed Dr. Kukkonen $352,000 and $302,000, respectively, for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock obligated to be issued to Dr. Kukkonen by the Company at March 31, 2011 for this amount is 25,199,984 shares.

On October 31, 2006, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Denda Associates Co. Ltd. ("Denda Associates").  Pursuant to the Consulting Agreement, Denda Associates provided the Company with consulting and business development expertise to assist the Company with expanding into the Japanese market. Denda Associates was founded by Mr. Nobuyuki Denda, who serves as its CEO and who also served on the Board until July 1, 2008 when Mr. Denda resigned from the Board for personal health reasons.  As of March 31, 2011 and December 31, 2010, $11,000 is owed to Mr. Denda.

The following table is a summary of Related Party Payables at March 31, 2011 and December 31, 2010:
	2011	2010
Due to employee of IPA China	$20,000	$6,000
Due to JJ International	33,000	17,000
Due to Carl Kukkonen	521,000	471,000
Due to Nobuyuki Denda	11,000	11,000
Due to Sung Hsien Chang	62,000	—
Due to Officers of Ionfinity	5,000	—
Total	$652,000	$505,000

Due to Sung Hsien Chang

VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At March 31, 2011 and December 31, 2010, there is accrued interest of $281,000 and $202,000, respectively, arising from the Note included in accrued expenses.

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

NOTE 18— OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for the three months ended March 31, 2011 and 2010 was $12,000.

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

NOTE 19 — FINANCIAL ACCOUNTING DEVELOPMENTS

 In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

NOTE 20 - SUBSEQUENT EVENTS

Amendment to Secured Promissory Note

On May 16, 2011, VIASPACE and Sung Hsien Chang ("Chang") entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties entered into the Secured Promissory Note on May 14, 2010 (the "Issue Date") pursuant to which VIASPACE promised to pay Chang, the sum of Five Million Three Hundred Thirty One and Twenty Five Dollars ($5,331,025). VIASPACE was to pay Chang in five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the first, second, third, fourth and fifth anniversary dates of the Issue Date.  The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.

The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC.

Amendment to Senior Executive Employment Agreements

On May 16, 2011, Carl Kukkonen, CEO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

On May 16, 2011, Stephen Muzi, CFO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2010 Annual Report on Form 10-K as filed with the SEC.

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

We also manufacture framed copyrighted artwork in China and market and sell it in the US.  We also produce disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  We are also working on a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

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

VIASPACE has generated revenues from product shipments.  In accordance with “Revenue Recognition”, codified in FASB ASC Topic 605, VIASPACE recognizes product revenue provided (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments. Our standard shipping terms are freight on board shipping point.  If the Company ships product whereby a customer has a right of return or review period, the Company does not recognize revenue until the right of return or review period has lapsed.  Prior to the period lapsing, any cash received would be recorded as deferred revenue on the Company’s Balance Sheet.

Ionfinity has generated revenues from fixed-price contracts for government contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. The government is not obligated to pay Ionfinity the complete value of the contract and can cancel the contract if the Company fails to meet a milestone.  Although the government can cancel the contract if a milestone is not met, the Company is not required to refund any payments for prior milestones that have been approved and paid by the government.  The milestones do not require the delivery of multiple elements as noted in “Revenue Arrangements with Multiple Deliverables”, codified in FASB ASC Topic 605.  In accordance with this topic, the Company treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to March 31, 2010

Revenues

Revenues were $582,000 and $927,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $345,000.  IPA BVI and IPA China recorded revenues of $534,000 during three months ended March 31, 2010 from the sales of framed-artwork primarily to retail U.S. customers, a decrease of $223,000 from the comparable period in 2010 due to reduced customer shipments.  Ionfinity incurred revenues of $48,000 for the three months ended March 31, 2011, a decrease of $122,000 from the comparable period in 2010.  Ionfinity did not record revenues on its Phase II U.S. Army contract in 2011 as the contract was completed in 2010.  Ionfinity recorded revenues in both years on a Phase II U.S. Navy contract.

Cost of Revenues

Costs of revenues were $461,000 and $676,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $215,000.   IPA BVI and IPA China recorded cost of revenues of $417,000 from the sales of framed-artwork during the three months ended March 31, 2011, a decrease of $115,000 over the same period in 2010, due to lower revenues recorded during 2011.  Ionfinity recorded lower cost of revenues of $100,000 during the three months ended March 31, 2011 as compared with the comparable period in 2010.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from the three months ended March 31, 2010 to 2011 was a decrease in gross profits from $251,000 for the three months ended March 31, 2010 to $121,000 for the three months ended March 31, 2011, a decrease of $130,000.

Operations Expenses

Operations expenses were $36,000 and $28,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of $8,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $873,000 and $894,000 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $21,000.  Stock option and stock compensation expenses increased $128,000 for the three months ended March 31, 2011 from the same period in 2010 primarily due to increased stock option expense and stock compensation expense related to Company common stock issued to employees, consultants and vendors for services.  Consulting expenses decreased $119,000 for the three months ended March 31, 2011 from the same period in 2010 due to reduced consultant requirements in 2011.  Accounting fees decreased $18,000 for the three months ended March 31, 2011 from the same period in 2010.  Legal fees decreased $73,000.  Travel costs increased $8,000 due to increased sales and marketing travel related to the GKG business.  Public relations expenses increased $43,000 as the Company incurred higher investor relations expenses.  Other selling, general and administrative expenses, net, increased by $10,000 for the three months ended March 31, 2011 compared with the same period in 2010.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was an increase in the loss from operations from $671,000 for the three months ended March 31, 2010 to $788,000 for the three months ended March 31, 2011, an increase of $117,000.

Other Income (Expense), Net

Interest Expense

Interest expense increased by $7,000 the three months ended March 31, 2011 as compared to the same period in 2010, due to higher interest expense recorded on the related party loan payable to Sung Hsien Chang arising from the acquisition of IPA by the Company on October 21, 2008.

 Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2011 was $762,000.   Non-cash expenses of $508,000 for the three months ended March 31, 2011 composed primarily of stock compensation expense and stock options expense issued to employees, directors and consultants.  Working capital was positive $176,000 for the three months ended March 31, 2011 primarily due to an increase in accounts payable.  Net cash used in operating activities was $78,000 for the three months ended March 31, 2011.

Net cash used in investing activities was $22,000 for the three months ended March 31, 2011, arising from capital expenditures incurred by VGE in purchasing equipment for its GKG business.

Net cash used in financing activities was $4,000 for the three months ended March 31, 2011 arising from principal payments on Company loans to the Community Development Commission.

At March 31, 2011, the Company has negative working capital of $8,000 and an accumulated deficit of $36,329,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.

Contractual Obligations

The following table summarizes our long-term contractual obligations at March 31, 2011:

	Total	Less than 1 Year
Long-term debt obligations (a)	$8,000	$8,000

(a)           The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

There are no other major outstanding contractual obligations other than employment agreements and the note to Sung Hsien Chang as detailed below.

Due to Sung Hsien Chang

VIASPACE was obligated to pay Sung Hsien Chang $4,800,000 arising from the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.   At March 31, 2011 and December 31, 2010, there is accrued interest of $281,000 and $202,000, respectively, arising from the Note included in accrued expenses.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and equivalents.  We invest excess cash and equivalents in high-quality money market funds that invest in federal agency notes and US treasury notes, which we believe are subject to limited credit risk.  We currently do not hedge interest rate exposure.  The effective duration of our portfolio is all current with no investment of a long-term duration.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Most of our transactions are conducted in US dollars, although we do have some sales and marketing agreements with consultants outside the US.  The majority of these transactions are conducted in US dollars.  If the exchange rate changed by ten percent, we do not believe it would have a material impact on our results of operations or cash flows.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2011.

ITEM 1A.  RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than as set forth below:

Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the three months ended March 31, 2011 was $762,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG sales, framed-artwork sales, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company had one customer who made up 61% of the consolidated revenues of the Company for the three months ended March 31, 2011.  We believe this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,269,100,405 were issued and outstanding as of March 31, 2011.  Of these issued and outstanding shares, 433,652,263 shares (34.2%) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Mr. Rick Calacci, Director; Ms. Angelina Galiteva, Director; and Mr. Paul Kim, Director).  Of the shares issued and outstanding at December 31, 2010, 602,816,531 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  666,283,874 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2011.

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

Our executive officers, directors and principal shareholders own 34.2% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold 34.2% of our outstanding shares as of March 31, 2011.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 3,296,703 unregistered shares of the Company’s common stock for salary valued at $30,000.  On January 20, 2011, the Company issued consultants 12,000,000 unregistered shares of the Company’s common stock for consulting services valued at $114,000.  On January 26, 2011, the Company issued Dr. Kukkonen, CEO of the Company, 6,219,837 unregistered shares of the Company’s common stock for salary valued at $50,400 and issued Mr. Stephen Muzi, CFO of the Company, 3,703,704 unregistered shares of the Company’s common stock for salary valued at $30,000.  On February 1, 2011 and February 2, 2011, the Company issued consultants 4,400,000 unregistered shares of the Company’s common stock for consulting services valued at $37,500.  On February 28, 2011, the Company issued Dr. Kukkonen, CEO of the Company, 3,731,902 unregistered shares of the Company’s common stock for salary valued at $50,400 and issued Mr. Stephen Muzi, CFO of the Company, 2,222,222 unregistered shares of the Company’s common stock for salary valued at $30,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Amendment to Secured Promissory Note

On May 16, 2011, VIASPACE and Sung Hsien Chang ("Chang") entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties entered into the Secured Promissory Note on May 14, 2010 (the "Issue Date") pursuant to which VIASPACE promised to pay Chang, the sum of Five Million Three Hundred Thirty One and Twenty Five Dollars ($5,331,025). VIASPACE was to pay Chang in five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the first, second, third, fourth and fifth anniversary dates of the Issue Date.  The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.

The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC.

Amendment to Senior Executive Employment Agreements

On May 16, 2011, Carl Kukkonen, CEO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

On May 16, 2011, Stephen Muzi, CFO of VIASPACE entered into an Amendment to Senior Executive Employment Agreement with VIASPACE and VGE. The Senior Executive Employment Agreement was entered into on May 14, 2010. This Amendment changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1	Amendment to Secured Promissory Note dated May 16, 2011 by and among Registrant and Sung Hsien Chang.*
10.2	Amendment to Senior Executive Employment Agreement dated May 16, 2011, by and among Registrant, VIASPACE Green Energy, Inc. and Carl Kukkonen.*
10.3	Amendment to Senior Executive Employment Agreement dated May 16, 2011, by and among Registrant, VIASPACE Green Energy, Inc. and Stephen Muzi.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 13, 2011	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 13, 2011	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer