Form 10-Q
period 2011-06-30
VIASPACE Inc.
filed 2011-08-15
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

(626) 768-3360
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,318,900,716 shares of $0.001 par value common stock issued and outstanding as of August 12, 2011.

VIASPACE INC.

INDEX
FISCAL QUARTER ENDED JUNE 30, 2011

		Page
Part I.	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
	Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited) and Consolidated Statements of Comprehensive Loss For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4
	Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 (Unaudited)	5
	Notes to Consolidated Financial Statements June 30, 2011 (Unaudited) and December 31, 2010	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$806,000	$307,000
Accounts receivable, net	514,000	309,000
Inventory	584,000	551,000
Prepaid expenses	502,000	300,000
Related party receivables	1,395,000	1,377,000
Other current assets	54,000	66,000
TOTAL CURRENT ASSETS	3,855,000	2,910,000

FIXED ASSETS:
Fixed assets, net	977,000	999,000

OTHER ASSETS:
Land use right, net	538,000	558,000
Intellectual property, net	138,000	146,000
Grass license, net	440,000	453,000
Goodwill	12,322,000	12,322,000
Other	6,000	7,000
TOTAL OTHER ASSETS	13,444,000	13,486,000

TOTAL ASSETS	$18,276,000	$17,395,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,043,000	$621,000
Accrued expenses	155,000	269,000
Current portion of long-term debt	2,000	12,000
Due to Sung Hsien Chang	1,066,000	1,066,000
Related party payables	966,000	707,000
TOTAL CURRENT LIABILITIES	3,232,000	2,675,000

LONG-TERM LIABILITIES:
Due to Sung Hsien Chang	4,265,000	4,265,000

COMMITMENTS AND CONTINGENCIES (Notes 17 and 18)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,304.402,033 and 1,228,651,926 issued and outstanding in 2011 and 2010, respectively	1,304,000	1,229,000
Additional paid in capital	43,119,000	42,084,000
Accumulated comprehensive income	37,000	25,000
Accumulated deficit	(36,469,000)	(35,568,000)
Total stockholders’ equity	7,991,000	7,770,000
Noncontrolling interest	2,788,000	2,685,000
Total equity	10,779,000	10,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,276,000	$17,395,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
REVENUES
Framed-artwork		$2,775,000		$620,000		$3,309,000		$1,377,000
Security		45,000		136,000		93,000		306,000
Energy		―		8,000		―		8,000
Grass		3,000		―		3,000		―
Total revenues		2,823,000		764,000		3,405,000		1,691,000

COST OF REVENUES		1,924,000		524,000		2,385,000		1,200,000
GROSS PROFIT		899,000		240,000		1,020,000		491,000

OPERATING EXPENSES
Operations		60,000		34,000		96,000		62,000
Selling, general and administrative		833,000		968,000		1,706,000		1,862,000
Total operating expenses		893,000		1,002,000		1,802,000		1,924,000
INCOME (LOSS) FROM OPERATIONS		6,000		(762,000)		(782,000)		(1,433,000)

OTHER INCOME (EXPENSE)
Interest expense		(80,000)		(77,000)		(159,000)		(149,000)
Other income		62,000		15,000		82,000		138,000
Other expense		―		―		(1,000)		―
Gain on sale of marketable securities		―		―		6,000		―
Total other expense		(18,000)		(62,000)		(72,000)		(11,000)

NET LOSS		(12,000)		(824,000)		(854,000)		(1,444,000)
Net (income) loss attributed to noncontrolling interests		(128,000)		48,000		(48,000)		38,000

NET LOSS ATTRIBUTED TO VIASPACE		$(140,000)		$(776,000)		$(902,000)		$(1,406,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS —Basic and diluted	$	*	$	*	$	*	$	*
Noncontrolling interests		*		*		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS—Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,289,112,524		1,072,227,255		1,272,516,179		993,215,709
____________
* Less than $0.01 per common share.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET LOSS ATTRIBUTED TO VIASPACE	$(140,000)	$(776,000)	$(902,000)	$(1,406,000)

Other Comprehensive Income:
Foreign currency translation	7,000	―	12,000	―
Subtotal	7,000	―	12,000	―

COMPREHENSIVE LOSS	$(133,000)	$(776,000)	$(890,000)	$(1,406,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(854,000)		$(1,444,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		46,000		41,000
Amortization of intangible assets		41,000		42,000
Stock option compensation expense		340,000		376,000
Stock compensation expense related to stock issued		497,000		414,000
Operating expenses paid in stock issued		132,000		491,000
Gain on disposal of vehicle		―		(15,000)
(Increase) decrease in:
Accounts receivable		(205,000)		150,000
Inventory		(33,000)		(141,000)
Prepaid expenses and other current assets		7,000		(203,000)
Increase (decrease) in:
Accounts payable		422,000		(9,000)
Accrued expenses and other		(113,000)		213,000
Related party, net		241,000		(220,000)
Net cash provided by (used in) operating activities		521,000		(305,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(24,000)		(133,000)
Proceeds from disposal of vehicle		―		17,000
Investment in land lease		―		(13,000)
Net cash used in investing activities		(24,000)		(129,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt		(10,000)		(19,000)
Net cash used in financing activities		(10,000)		(19,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		12,000		―

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		499,000		(453,000)
CASH AND CASH EQUIVALENTS, Beginning of period		307,000		1,102,000
CASH AND CASH EQUIVALENTS, End of period		$806,000		$649,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2011:
●	The Company issued 28,680,672 shares of the Company’s common stock for future services valued at $296,000. This amount was recorded at issuance as prepaid expenses.

Supplemental Disclosure of Non-Cash Activities for 2010:
●	The Company issued 12,000,000 shares of the Company’s common stock for future services valued at $174,000. This amount was recorded at issuance as prepaid expenses.

 The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

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

IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant King™ Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.  Cellulosic ethanol, bio butanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content, very high bio methane production, and high potential for biofuels and biochemicals.

We are growing GKG on approximately 280 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green Log™ product.

Our subsidiary Direct Methanol Fuel Corporation (“DMFCC”) produces disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  We are also working on a next-generation mass spectrometry technology for industrial process control and environmental monitoring through our subsidiary Ionfinity LLC (“Ionfinity”).

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

Going Concern - At June 30, 2011, the Company has positive working capital of $623,000 and an accumulated deficit of $36,469,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may differ from the amounts in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.  The Company expects cash on hand as of June 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010 filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the June 30, 2010 consolidated financial statements, to conform to the June 30, 2011 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At June 30, 2011 and December 31, 2010, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At June 30, 2011 and December 31, 2010, the Company recorded $2,288,000 and $2,185,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

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

The following is a summary of inventory at June 30, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$497,000	$	―	$497,000
Grass	78,000		9,000	87,000
Total	$575,000		$9,000	$584,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its artwork manufacturing facility in 2005.  As of June 30, 2011, VGE has land use rights of approximately 113 hectares, or 280 acres in Guangdong province of the PRC.

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

Goodwill - Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identiﬁable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data.

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

Income Taxes– The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2011.  IPA BVI and VGE are BVI international companies and not subject to any US income taxes.  The Company does not have any net deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

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

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at June 30, 2011 and December 31, 2010:

	2011	2010
US Government customers	$6,000	$6,000
Framed artwork customers	508,000	303,000
Total accounts receivable	514,000	309,000
Less: Allowance for doubtful accounts	―	―
Accounts receivable, net	$514,000	$309,000

NOTE 3 — PREPAID EXPENSES

The Company entered into agreements with certain of its consultants and vendors whereby the Company issues registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock for future services to be provided to the Company.  During 2011, the Company issued new shares of common stock for future services valued at $296,000 on the date of issuance.  As of June 30, 2011 and December 31, 2010, the remaining value of these agreements was $459,000 and $264,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.  Other prepaid expenses were $43,000 and $36,000 at June 30, 2011 and December 31, 2010, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Building	$782,000	$772,000
Machinery and equipment	444,000	417,000
Office equipment	127,000	127,000
Vehicles	171,000	170,000
Leasehold improvements	1,000	1,000
Total property and equipment	1,525,000	1,487,000
Less: Accumulated depreciation	548,000	488,000
Fixed assets, net	$977,000	$999,000

Depreciation was $22,000 and $21,000 for the three months ended June 30, 2011 and 2010, respectively.  Depreciation was $44,000 and $41,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	182,000	162,000
Land use right, net	$538,000	$558,000

Amortization was $10,000 and $11,000 for the three months ended June 30, 2011 and 2010, respectively.  Amortization was $20,000 and $21,000 for the six months ended June 30, 2011 and 2010, respectively.  The amortization for the next five years from June 30, 2011 will be:  2012 - $38,000; 2013 - $32,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances arising from intellectual property are comprised of the following at June 30, 2011 and December 31, 2010, respectively:

	2011	2010
License to patent	$226,000	$226,000
Less: Accumulated amortization	88,000	80,000
Intellectual property, net	$138,000	$146,000

Amortization was $4,000 for the three months ended June 30, 2011 and 2010 and $8,000 for the six months ended June 30, 2011 and 2010.  The amortization for the next five years will be $16,000 in each year.

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

Amortization was $6,000 for the three months ended June 30, 2011 and 2010 and $13,000 for the six months ended June 30, 2011 and 2010.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at June 30, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	67,000	54,000
License to Grass, net	$440,000	$453,000

Goodwill

VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of June 30, 2011 and December 31, 2010, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of June 30, 2011 and December 31, 2010, the Company owned 75.6% and 75.7%, respectively, of the outstanding shares of VGE.  During 2011, the Company sold 2,060 of its VGE shares on the open market under an existing S-1 Registration Statement.  VGE owns 100% of the outstanding shares of IPA BVI.  IPA BVI owns 100% of the outstanding shares of IPA China.   During the fourth quarter of 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore.  At June 30, 2011 and December 31, 2010, VIASPACE Pte. has no active operations or assets.

Ionfinity. As of June 30, 2011 and December 31, 2010, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The non-controlling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

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

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board.  52,396,136 shares were available for future grant at June 30, 2011.

For the six months ended June 30, 2011, the Company issued 15,904,005 shares of common stock, respectively, under the Plan to employees and consultants for services provided to the Company.  Stock compensation expense of $180,000 was recorded relating to these share issuances and based on fair market value on the date of grant.

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

During the six months ended June 30, 2011, no stock options were granted.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

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

2010
Risk free interest rate	3.11%
Dividends	0%
Volatility factor	130.43%
Expected life	6.67 years
Annual forfeiture rate	16.1%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	56,130,000	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2011	56,130,000	$0.02	6.9	$5,000
Exercisable at June 30, 2011	44,313,000	$0.02	6.9	$5,000

There were no stock options granted to employees and directors in 2011.  The Plan recorded $118,000 of stock option compensation expense for employee and director stock options for the six months ended June 30, 2011.  At June 30, 2011, there was $112,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one and one-half years.  At June 30, 2011, the fair value of options vested for employees and directors was $487,000.  There were no options exercised during 2011.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2011	1,538,462	$0.02	1.1	$—
Exercisable at June 30, 2011	1,538,462	$0.02	1.1	$—

There were no stock options granted to consultants during 2011.  The Company recorded no compensation expense for consultant stock options during 2011.  At June 30, 2011, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At June 30, 2011, the fair value of options vested for consultants was $17,000.  There were no options exercised during 2011.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors.  As of June 30, 2011, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the period ended June 30, 2011, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan at June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at June 30, 2011	1,396,000	$.02	3.2	$—
Exercisable at June 30, 2011	1,396,000	$.02	3.2	$—

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board.  50,000 shares were available for future grant at June 30, 2011.  There were no stock options issued during the six months ended June 30, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2011	1,350,000	$0.80	9.0	$—
Exercisable at June 30, 2011	675,000	$0.80	9.0	$—

There were no stock options issued in the VGE Plan in 2011. The Company recorded $222,000 of compensation expense under the VGE Plan for employee and director stock options for the six months ended June 30, 2011.  At June 30, 2011, there was $334,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year.  At June 30, 2011, the fair value of options vested for employees and directors was $675,000.  There were no options exercised during 2011.

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

Loans with the CDC are comprised of the following at June 30, 2011 and December 31, 2010, respectively:

	2011		2010
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011		$2,000		$12,000
Less Current Portion of Long-term Debt		2,000		12,000
Net Long-term Debt	$	―	$	―

Due to Sung Hsien Chang

VIASPACE was obligated to pay Sung Hsien Chang (“Chang”) $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities of VIASPACE or VGE.  All payments of VIASPACE or VGE common stock shall be valued at the 10-day average closing price of its respective common shares preceding the applicable payment date or by other reasonable methods determined by the board of directors of VIASPACE or VGE, as the case may be if the shares are not trading at the time of payment.  The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.

On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC.

At June 30, 2011 and December 31, 2010, there is accrued interest of $361,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

NOTE 12 — STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2011 and December 31, 2010, the number of authorized shares of the Company’s preferred stock was 10,000,000.   The par value of the preferred stock is $0.001.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of June 30, 2011 and December 31, 2010, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2010, there were 1,228,651,926 shares of common stock outstanding.  During 2011, the Company issued 15,904,005 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 59,846,102 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2011 were recorded at fair market value on the date of grant determined by the price of the Company’s common stock trading on the OTC Bulletin Board.  As of June 30, 2011, there were 1,304,402,033 shares of common stock outstanding.

NOTE 13 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at June 30, 2011.  As of the date of these financial statements, the 2009, 2008, and 2007 income tax years are open to examination by federal and state taxing authorities.

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

NOTE 14 — RETIREMENT PLAN

The Company has no retirement plans in effect at June 30, 2011.

NOTE 15 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of June 30, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in four reportable segments.  The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment.  The operations of Ionfinity are included in the Security segment.  The operations of IPA China and IPA BVI are included in the Framed Artwork segment.  The operations of VGE (but not including operations of its subsidiaries, IPA China and IPA BVI) are included in the Grass segment.

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

Grass Segment:

(i)
VGE (but not including operations of its subsidiaries, IPA China and IPA BVI):  VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC.  GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  GKG can also be used as animal feed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (Loss) From Operations:
Energy	$(9,000)	$(11,000)	$(20,000)	$(22,000)
Security	25,000	10,000	28,000	31,000
Framed-Artwork	708,000	18,000	722,000	119,000
Grass	(372,000)	(254,000)	(738,000)	(481,000)
Loss From Operations by Reportable Segments	352,000	(237,000)	(8,000)	(353,000)
Corporate Administrative Costs	(39,000)	(135,000)	(160,000)	(401,000)
Corporate Stock Compensation Expense	(307,000)	(390,000)	(614,000)	(679,000)
Loss From Operations	$6,000	$(762,000)	$(782,000)	$(1,433,000)

	2011	December 31, 2010
Assets:
Energy	$140,000	$148,000
Security	184,000	132,000
Framed-Artwork	4,821,000	4,046,000
Grass	684,000	753,000
VIASPACE Corporate	12,447,000	12,316,000
Total Assets	$18,276,000	$17,395,000

For the three months ended June 30, 2011 and 2010, the Company had one customer which made up 94% and 75%, respectively, of our consolidated revenues.  For the six months ended June 30, 2011 and 2010, the Company had one customer which made up 89% and 69%, respectively, of our consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) for the three and months ended June 30, 2011 and 2010, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010
Stock Options	57,668,000	57,668,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for the three months and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(140,000)		$(776,000)		$(902,000)		$(1,406,000)
Denominator:
Weighted average shares of common stock outstanding		1,289,112,524		1,072,227,255		1,272,516,179		993,215,709
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $75,000 from JJ for the six months ended June 30, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the six months ended June 30, 2011, $22,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations.  Included in the Due from JJ International amount shown below is $119,000 and $97,000 at June 30, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at June 30, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,389,000	$1,356,000
Due from employee of IPA China	6,000	21,000
Total	$1,395,000	$1,377,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at June 30, 2011 and December 31, 2010.  The financial statement effect on VIASPACE is a decrease in accumulated paid in capital at June 30, 2011 and December 31, 2010.

Related Party Payables

At June 30, 2011 and December 31, 201, the Company included as a related party payable $89,000 for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at June 30, 2011 and December 31, 2010, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at June 30, 2011 and December 31, 2010, the Company owed Dr. Kukkonen $352,000 and $302,000, respectively, for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock obligated to be issued to Dr. Kukkonen by the Company at June 30, 2011 for this amount is 25,199,984 shares.

The following table is a summary of Related Party Payables at June 30, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$1,000	$6,000
Due to JJ International	24,000	17,000
Due to Carl Kukkonen	521,000	471,000
Due to former director	11,000	11,000
Due to Sung Hsien Chang	404,000	202,000
Due to Officers of Ionfinity	5,000	—
Total	$966,000	$707,000

Included in the amount due to Sung Hsien Chang at June 30, 2011 and December 31, 2010, is accrued interest of $361,000 and $202,000, respectively, related to the Note owed to Mr. Chang discussed in Note 11.

NOTE 18 — OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for the three months ended June 30, 2011 and 2010 was $2,000 and $11,000, respectively.  Rent expense charged to operations for the six months ended June 30, 2011 and 2010 was $10,000 and $23,000, respectively.

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

IPA China’s sales, purchases and expenses transactions are denominated in RMB and all of IPA China’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

On May 16, 2011, Dr. Kukkonen and Mr. Muzi each entered into an Amendment to Senior Executive Employment Agreement (the “Amendment”) with VIASPACE and VGE. Both Amendments changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.  All other terms remained the same.

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

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. We operate four separate businesses.  We have a majority ownership in VIASPACE Green Energy Inc. “VGE”, a British Virgin Islands (“BVI”) company, which is the parent company of Inter Pacific Arts Corporation, a British Virgin Islands international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has a sublicense to a fast-growing, high yield, low carbon, nonfood energy crop called Giant King™ Grass (“GKG”) which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  Cellulosic ethanol and other liquid biofuels, collectively called Grassoline, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that the process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process has some carbon dioxide emissions, but much lower than burning coal or other fossil fuels directly.   GKG has been independently tested by customers and been shown to have excellent energy content and very high bio methane production.  We do not build the power plant or biofuel plant; rather we grow GKG that is needed as the fuel or feedstock.

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

Our subsidiary Direct Methanol Fuel Corporation (“DMFCC”) produces disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells.  We do not make fuel cells, but instead we make disposable fuel cartridges for fuel cell and electronics manufacturers such as Samsung.  We are also working on a next-generation mass spectrometry technology for industrial process control and environmental monitoring through our subsidiary Ionfinity LLC (“Ionfinity”).

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

Results of Operations

Three Months Ended June 30, 2011 Compared to June 30, 2010

Revenues

Revenues were $2,823,000 and $764,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $2,059,000.  IPA BVI and IPA China recorded revenues of $2,775,000 during the three months ended June 30, 2011 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $2,155,000 from the comparable period in 2010 due to increased customer orders and demand for artwork.  Ionfinity incurred revenues of $45,000 for the three months ended June 30, 2011, a decrease of $91,000 from the comparable period in 2010.  Ionfinity did not record revenues on its Phase II U.S. Army contract in 2011 as the contract was completed in 2010.  Ionfinity recorded revenues in both years on a Phase II U.S. Navy contract.  DMFCC recorded revenues of $8,000 for the three months ended June 30, 2010 but no revenues in 2011.  VGE recorded $3,000 related to grass sales for the three months ended June 30, 2011 but no revenues in 2010.

Cost of Revenues

Costs of revenues were $1,924,000 and $524,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $1,400,000.   IPA BVI and IPA China recorded increased cost of revenues of $1,496,000 due to increased sales of framed-artwork during the three months ended June 30, 2011 as compared with the same period in 2010.  Ionfinity recorded lower cost of revenues of $92,000 during the three months ended June 30, 2011 as compared with the comparable period in 2010 due to the completion of the U.S. Army contract in 2010.  DMFCC recorded lower cost of revenues of $7,000 and VGE recorded increased cost of revenues of $3,000.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from the three months ended June 30, 2010 to 2011 was an increase in gross profits from $240,000 for the three months ended June 30, 2010 to $899,000 for the three months ended June 30, 2011, an increase of $659,000.

Operations Expenses

Operations expenses were $60,000 and $34,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of $26,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $833,000 and $968,000 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $135,000.  Stock option expense decreased $82,000 for the three months ended June 30, 2011 as compared with the same period in 2010 as vesting was completed related to previously issued stock options.  Legal fees decreased $132,000 in 2011 due to the absence of legal fees incurred in 2010 from the acquisition of IPA.  Public relations expenses increased $39,000 as the Company incurred higher investor relations expenses.  Other selling, general and administrative expenses, net, increased by $40,000 for the three months ended June 30, 2011 compared with the same period in 2010.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $762,000 for the three months ended June 30, 2010 to income from operations of $6,000 for the three months ended June 30, 2011, an improvement of $768,000.

Other Income (Expense), Net

Interest Expense

Interest expense increased by $3,000 the three months ended June 30, 2011 as compared to the same period in 2010, due to higher interest expense recorded on the related party loan payable to Sung Hsien Chang arising from the acquisition of IPA by the Company on October 21, 2008.

Other Income

Other income increased by $47,000 for the three months ended June 30, 2011 as compared to the same period in 2010 primarily related to the settlement of contract costs by Ionfinity related to its government contracts.

Six Months Ended June 30, 2011 Compared to June 30, 2010

Revenues

Revenues were $3,405,000 and $1,691,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $1,714,000.  IPA BVI and IPA China recorded revenues of $3,309,000 during the six months ended June 30, 2011 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $1,932,000 from the comparable period in 2010 due to increased customer orders and demand for artwork.  Ionfinity incurred revenues of $93,000 for the six months ended June 30, 2011, a decrease of $213,000 from the comparable period in 2010.  Ionfinity did not record revenues on its Phase II U.S. Army contract in 2011 as the contract was completed in 2010.  Ionfinity recorded revenues in both years on a Phase II U.S. Navy contract.  DMFCC recorded revenues of $8,000 for the six months ended June 30, 2010 but no revenues in 2011.  VGE recorded $3,000 related to grass sales for the six months ended June 30, 2011 but no revenues in 2010.

Cost of Revenues

Costs of revenues were $2,385,000 and $1,200,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $1,185,000.   IPA BVI and IPA China recorded increased cost of revenues of $1,381,000 due to increased sales of framed-artwork during the six months ended June 30, 2011 as compared with the same period in 2010.  Ionfinity recorded lower cost of revenues of $192,000 during the six months ended June 30, 2011 as compared with the comparable period in 2010 due to the completion of the U.S. Army contract in 2010.  DMFCC recorded lower cost of revenues of $7,000 and VGE recorded increased cost of revenues of $3,000.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from the six months ended June 30, 2010 to 2011 was an increase in gross profits from $491,000 for the six months ended June 30, 2010 to $1,020,000 for the six months ended June 30, 2011, an increase of $529,000.

Operations Expenses

Operations expenses were $96,000 and $62,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of $34,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,706,000 and $1,862,000 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $156,000.  Stock option expense decreased $36,000 for the six months ended June 30, 2011 as compared with the same period in 2010 as vesting was completed related to previously issued stock options.  Stock compensation expense increased $83,000 in 2011 as compared with 2010 as additional stock was issued to employees for services.  Legal fees decreased $205,000 in 2011 due to the absence of legal fees incurred in 2010 from the acquisition of IPA.  Consultant expenses decreased $136,000 as reduced consultants were required in 2011 as compared with 2010.  Public relations expenses increased $82,000 as the Company incurred higher investor relations expenses.  Other selling, general and administrative expenses, net, increased by $56,000 for the six months ended June 30, 2011 compared with the same period in 2010.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $1,433,000 for the six months ended June 30, 2010 to loss from operations of $782,000 for the six months ended June 30, 2011, an improvement of $651,000.

Other Income (Expense), Net

Interest Expense

Interest expense increased by $10,000 the six months ended June 30, 2011 as compared to the same period in 2010, due to higher interest expense recorded on the related party loan payable to Sung Hsien Chang arising from the acquisition of IPA by the Company on October 21, 2008.

Other Income

Other income decreased by $56,000 for the six months ended June 30, 2011 as compared to the same period in 2010 primarily related to lower interest income recorded on amounts owed by JJ International and Sung Hsien Chang to the Company.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2011 was $854,000.   Non-cash expenses of $924,000 for the six months ended June 30, 2011 composed primarily of stock compensation expense and stock options expense issued to employees, directors and consultants.  Working capital was positive $451,000 for the six months ended June 30, 2011 primarily due to an increase in accounts payable.  Net cash provided by operating activities was $521,000 for the six months ended June 30, 2011.

Net cash used in investing activities was $24,000 for the six months ended June 30, 2011, arising from capital expenditures incurred by VGE in purchasing equipment for its GKG business.

Net cash used in financing activities was $10,000 for the six months ended June 30, 2011 arising from principal payments on Company loans to the Community Development Commission.

At June 30, 2011, the Company has positive working capital of $623,000 and an accumulated deficit of $36,469,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.  The Company expects cash on hand as of June 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The following table summarizes our long-term contractual obligations at June 30, 2011:

	Total	Less than 1 Year
Long-term debt obligations (a)	$2,000	$2,000

(a)           The annual installment of principal and interest on the notes payable owed to the Community Development Commission as discussed in the accompanying footnotes to the consolidated financial statements are noted.

There are no other major outstanding contractual obligations other than employment agreements and the note to Sung Hsien Chang as detailed below.

Due to Sung Hsien Chang

VIASPACE was obligated to pay Sung Hsien Chang (“Chang”) $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities. The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.

On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC.

At June 30, 2011 and December 31, 2010, there is accrued interest of $361,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

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

On May 16, 2011, Dr. Kukkonen and Mr. Muzi each entered into an Amendment to Senior Executive Employment Agreement (the “Amendment”) with VIASPACE and VGE. Both Amendments changed the responsibility of payment in the second year of the Employment Agreement from VGE to VIASPACE.  All other terms remained the same.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2011.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2011.

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

Our net loss for the six months ended June 30, 2011 was $854,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG sales, framed-artwork sales, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future financing.

Goldman Kurland Mohidin, LLP, our independent registered public accounting firm for 2010, included an explanatory paragraph in its report on our financial statements for 2010, which expresses substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in Goldman Kurland Mohidin, LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed.

On June 20, 2011, the Company switched auditors from Goldman Kurland Mohidin, LLC to Hein & Associates LLP.  Neither the Company’s management nor the Company’s directors had any disagreement with the prior auditors.

At June 30, 2011, the Company has positive working capital of $623,000 and an accumulated deficit of $36,469,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.  The Company has addressed this concern by laying off certain of its staff and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.  The Company expects cash on hand as of June 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

The Company had one customer who made up 89% of the consolidated revenues of the Company for the six months ended June 30, 2011.  We believe this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

If we default on our secured debt to Chang, we may lose our interests in IPA BVI and IPA China.

VIASPACE issued a secured note to Chang.   The secured note was amended by the Company on May 16, 2011.  Under the amended Note, VIASPACE must pay Chang $5,331,025 over a five-year period. Principal must be repaid in five equal annual installments of $1,066,205 commencing May 14, 2012. Payments under this note become due in 2012 and mature in 2016.  We and our subsidiaries IPA BVI and IPA China have guaranteed VIASPACE’s debt. We have also pledged our equity securities in VGE to Chang.  Likewise, VGE has pledged its securities of IPA BVI to Chang and IPA BVI has pledged its securities of IPA China to Chang.  We and our subsidiaries have also granted a security interest to Chang for all assets of our respective companies.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,304,402,033 were issued and outstanding as of June 30, 2011.  Of these issued and outstanding shares, 423,766,633 shares (32.5%) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Mr. Rick Calacci, Director; Ms. Angelina Galiteva, Director; and Mr. Paul Kim, Director).  Of the shares issued and outstanding at June 30, 2011, 584,905,492 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  719,496,541 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2011.

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

Our executive officers, directors and principal shareholders own 32.5% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold 32.5% of our outstanding shares as of June 30, 2011.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2011, the Company issued Dr. Carl Kukkonen, CEO of the Company, 3,271,473 unregistered shares of the Company’s common stock for salary valued at $50,400.  On April 4, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 1,948,052 unregistered shares of the Company’s common stock for salary valued at $30,000.  On April 29, 2011, the Company issued Dr. Carl Kukkonen, CEO of the Company, 3,677,422 unregistered shares of the Company’s common stock for salary valued at $50,400.  On April 29, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 2,189,781 unregistered shares of the Company’s common stock for salary valued at $30,000.  On April 29, 2011, the Company issued consultants 1,000,000 unregistered shares of the Company’s common stock for consulting services valued at $13,700.  On May 18, 2011, the Company issued consultants 5,000,000 unregistered shares of the Company’s common stock for consulting services valued at $54,000.  On May 29, 2011, the Company issued Dr. Carl Kukkonen, CEO of the Company, 4,798,160 unregistered shares of the Company’s common stock for salary valued at $50,400.  On April 29, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 2,857,143 unregistered shares of the Company’s common stock for salary valued at $30,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 12, 2011	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 12, 2011	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer