Form 10-Q
period 2011-09-30
VIASPACE Inc.
filed 2011-11-14
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,325,583,176 shares of $0.001 par value common stock issued and outstanding as of November 11, 2011.

VIASPACE INC.

INDEX
FISCAL QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$801,000	$307,000
Accounts receivable, net	558,000	309,000
Inventory	471,000	551,000
Prepaid expenses	341,000	300,000
Related party receivables	1,366,000	1,377,000
Other current assets	20,000	66,000
TOTAL CURRENT ASSETS	3,557,000	2,910,000

FIXED ASSETS:
Fixed assets, net	1,105,000	999,000

OTHER ASSETS:
Land use right, net	527,000	558,000
Intellectual property, net	134,000	146,000
Grass license, net	434,000	453,000
Goodwill	12,322,000	12,322,000
Other	6,000	7,000
TOTAL OTHER ASSETS	13,423,000	13,486,000

TOTAL ASSETS	$18,085,000	$17,395,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$872,000	$621,000
Accrued expenses	121,000	269,000
Current portion of long-term debt	—	12,000
Due to Changs LLC	866,000	1,066,000
Related party payables	1,068,000	707,000
TOTAL CURRENT LIABILITIES	2,927,000	2,675,000

LONG-TERM LIABILITIES:
Due to Changs LLC	4,265,000	4,265,000

COMMITMENTS AND CONTINGENCIES (Notes 17 and 18)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,316,376,453 and 1,228,651,926 issued and outstanding in 2011 and 2010, respectively	1,316,000	1,229,000
Additional paid in capital	43,393,000	42,084,000
Accumulated comprehensive income	45,000	25,000
Accumulated deficit	(36,740,000)	(35,568,000)
Total stockholders’ equity	8,014,000	7,770,000
Noncontrolling interest	2,879,000	2,685,000
Total equity	10,893,000	10,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,085,000	$17,395,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
REVENUES
Framed-artwork		$2,150,000		$855,000		$5,459,000		$2,232,000
Security		20,000		57,000		113,000		363,000
Energy		―		―		―		8,000
Grass		―		―		3,000		―
Total revenues		2,170,000		912,000		5,575,000		2,603,000

COST OF REVENUES		1,482,000		682,000		3,867,000		1,882,000
GROSS PROFIT		688,000		230,000		1,708,000		721,000

OPERATING EXPENSES
Operations		43,000		54,000		139,000		116,000
Selling, general and administrative		814,000		928,000		2,520,000		2,790,000
Total operating expenses		857,000		982,000		2,659,000		2,906,000
INCOME (LOSS) FROM OPERATIONS		(169,000)		(752,000)		(951,000)		(2,185,000)

OTHER INCOME (EXPENSE)
Interest expense		(80,000)		(81,000)		(239,000)		(230,000)
Other income		66,000		12,000		154,000		150,000
Other expense		(6,000)		(1,000)		(7,000)		(1,000)
Total other expense		(20,000)		(70,000)		(92,000)		(81,000)

LOSS BEFORE INCOME TAXES		(189,000)		(822,000)		(1,043,000)		(2,266,000)
INCOME TAXES		18,000		―		18,000		―

NET LOSS		(207,000)		(822,000)		(1,061,000)		(2,266,000)
Net (income) loss attributed to noncontrolling interests		(64,000)		52,000		(112,000)		90,000
NET LOSS ATTRIBUTED TO VIASPACE		$(271,000)		$(770,000)		$(1,173,000)		$(2,176,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS —Basic and diluted	$	*	$	*	$	*	$	*
Noncontrolling interests		*		*		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS—Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,317,937,086		1,207,007,007		1,287,822,859		1,063,903,702
____________
* Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET LOSS ATTRIBUTED TO VIASPACE	$(271,000)	$(770,000)	$(1,173,000)	$(2,176,000)

Other Comprehensive Income:
Foreign currency translation	8,000	6,000	20,000	6,000
Subtotal	8,000	6,000	20,000	6,000
COMPREHENSIVE LOSS	$(263,000)	$(764,000)	$(1,153,000)	$(2,170,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,061,000)		$(2,266,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		72,000		63,000
Amortization of intangible assets		62,000		63,000
Stock option compensation expense		505,000		608,000
Stock compensation expense related to stock issued		745,000		662,000
Operating expenses paid in stock issued		199,000		638,000
Gain (loss) on disposal of assets		3,000		(15,000)
(Increase) decrease in:
Accounts receivable		(249,000)		71,000
Inventory		80,000		(202,000)
Prepaid expenses and other current assets		34,000		(174,000)
Increase (decrease) in:
Accounts payable		251,000		144,000
Accrued expenses and other		(147,000)		277,000
Related party, net		372,000		(308,000)
Net cash provided by (used in) operating activities		866,000		(439,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(244,000)		(147,000)
Proceeds from disposal of assets		64,000		17,000
Investment in land lease		―		(13,000)
Net cash used in investing activities		(180,000)		(143,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to Changs LLC		(200,000)		―
Payments on short-term debt		(12,000)		(23,000)
Net cash used in financing activities		(212,000)		(23,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		20,000		―

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		494,000		(605,000)
CASH AND CASH EQUIVALENTS, Beginning of period		307,000		1,102,000
CASH AND CASH EQUIVALENTS, End of period		$801,000		$497,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2011:
●	The Company issued 18,680,672 shares of the Company’s common stock for future services valued at $196,000. This amount was recorded at issuance as prepaid expenses.

Supplemental Disclosure of Non-Cash Activities for 2010:
●	The Company issued 18,000,000 shares of the Company’s common stock for future services valued at $257,000. This amount was recorded at issuance as prepaid expenses.

 The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable and alternative energy company with a global reach. Through our subsidiaries, we operate four separate businesses.  We have a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) which is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores.

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

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green Log™ product.

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

Going Concern - At September 30, 2011, the Company has positive working capital of $630,000 and an accumulated deficit of $36,740,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may differ from the amounts in our financial statements.   The Company has addressed this concern by terminating certain employees and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.  The Company expects cash on hand as of September 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Basis of Presentation – The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010 filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the September 30, 2010 consolidated financial statements, to conform to the September 30, 2011 consolidated financial statement presentation.

Noncontrolling Interest - The Company follows “Noncontrolling Interests in Consolidated Financial Statements, codified in FASB Accounting Standards Codification (“ASC”) Topic 810 which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also required changes to certain presentation and disclosure requirements.  The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented.  As a result, upon adoption, the Company retroactively reclassified the “Minority interest” previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries.  The adoption also impacted certain captions previously used on the consolidated statement of income and other comprehensive income, largely identifying net income including NCI and net income attributable to the Company.

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At September 30, 2011 and December 31, 2010, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At September 30, 2011 and December 31, 2010, the Company recorded $2,379,000 and $2,185,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

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

The following is a summary of inventory at September 30, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$384,000	$	―	$384,000
Grass	78,000		9,000	87,000
Total	$462,000		$9,000	$471,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its artwork manufacturing facility in 2005.   During the third quarter of 2011, VGE subleased 22 hectares (54 acres) of its land under lease to another party.  As of September 30, 2011, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

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

Stock Based Compensation – VIASPACE, DMFCC and VGE have stock-based compensation plans.  The Company has adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

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

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at September 30, 2011 and December 31, 2010:

	2011	2010
US Government customers	$7,000	$6,000
Framed artwork customers	551,000	303,000
Total accounts receivable	558,000	309,000
Less: Allowance for doubtful accounts	―	―
Accounts receivable, net	$558,000	$309,000

NOTE 3 — PREPAID EXPENSES

The Company entered into agreements with certain of its consultants and vendors whereby the Company issues registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock for future services to be provided to the Company.  During 2011, the Company issued new shares of common stock for future services valued at $196,000 on the date of issuance.  As of September 30, 2011 and December 31, 2010, the remaining value of these agreements was $291,000 and $264,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.  Other prepaid expenses were $50,000 and $36,000 at September 30, 2011 and December 31, 2010, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Building	$806,000	$772,000
Machinery and equipment	465,000	417,000
Office equipment	130,000	127,000
Vehicles	222,000	170,000
Leasehold improvements	1,000	1,000
Total property and equipment	1,624,000	1,487,000
Less: Accumulated depreciation	519,000	488,000
Fixed assets, net	$1,105,000	$999,000

Depreciation was $28,000 and $22,000 for the three months ended September 30, 2011 and 2010, respectively.  Depreciation was $72,000 and $63,000 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	193,000	162,000
Land use right, net	$527,000	$558,000

Amortization was $11,000 for the three months ended September 30, 2011 and 2010.  Amortization was $31,000 for the nine months ended September 30, 2011 and $30,000 for the nine months ended September 30, 2010.  The amortization for the next five years from September 30, 2011 will be:  2012 - $36,000; 2013 - $31,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances arising from intellectual property are comprised of the following at September 30, 2011 and December 31, 2010, respectively:

	2011	2010
License to patent	$226,000	$226,000
Less: Accumulated amortization	92,000	80,000
Intellectual property, net	$134,000	$146,000

Amortization was $4,000 for the three months ended September 30, 2011 and 2010, $12,000 for the nine months ended September 30, 2011, and $13,000 for the nine months ended September 30, 2010.  The amortization for the next five years will be $16,000 in each year.

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

Amortization was $6,000 for the three months ended September 30, 2011 and 2010 and $19,000 for the nine months ended September 30, 2011 and $20,000 for the nine months ended September 30, 2010.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at September 30, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	73,000	54,000
License to Grass, net	$434,000	$453,000

Goodwill

VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of September 30, 2011 and December 31, 2010, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of September 30, 2011 and December 31, 2010, the Company owned 75.6% and 75.7%, respectively, of the outstanding shares of VGE.  During 2011, the Company sold 2,060 of its VGE shares on the open market under an existing S-1 Registration Statement.  VGE owns 100% of the outstanding shares of IPA BVI.  IPA BVI owns 100% of the outstanding shares of IPA China.   During the fourth quarter of 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore.  At September 30, 2011 and December 31, 2010, VIASPACE Pte. has no active operations or assets.

Ionfinity. As of September 30, 2011 and December 31, 2010, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The non-controlling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

NOTE 8 — STOCK OPTIONS, WARRANTS AND ISSUED STOCKS

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

The Company’s Board administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the Board.  37,725,233 shares were available for future grant at September 30, 2011.

For the nine months ended September 30, 2011, the Company issued 16,574,908 shares of common stock, respectively, under the Plan to employees and consultants for services provided to the Company.  Stock compensation expense of $187,500 was recorded relating to these share issuances and based on fair market value on the date of grant.

FASB ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.   FASB ASC Topic requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Consolidated Statements of Operations.

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

During the nine months ended September 30, 2011, 14,000,000 stock options were granted to employees of the Company.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued to employees, directors, consultants and advisory board members for 2011 and 2010, the fair value was estimated at the date of grant using the following range of assumptions:

	2011	2010
Risk free interest rate	1.60%	3.11%
Dividends	0%	0%
Volatility factor	124.49%	130.43%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	13.4%	16.1%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2010	56,130,000	$0.019
Granted	14,000,000	0.008
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2011	70,130,000	$0.017	7.0	$21,000
Exercisable at September 30, 2011	48,784,063	$0.019	7.0	$1,000

There were 14,000,000 stock options granted to an employee in 2011.  The Plan recorded $171,000 of stock option compensation expense for employee and director stock options for the nine months ended September 30, 2011.  At September 30, 2011, there was $150,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one and one-half years.  At September 30, 2011, the fair value of options vested for employees and directors was $463,000.  There were no options exercised during 2011.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2011	1,538,462	$0.02	0.8	$—
Exercisable at September 30, 2011	1,538,462	$0.02	0.8	$—

There were no stock options granted to consultants during 2011.  The Company recorded no compensation expense for consultant stock options during 2011.  At September 30, 2011, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At September 30, 2011, the fair value of options vested for consultants was $15,000.  There were no options exercised during 2011.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the board of directors of DMFCC, board members of its parent company, consultants, and other independent advisors.  As of September 30, 2011, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the period ended September 30, 2011, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan at September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at September 30, 2011	1,396,000	$.02	2.9	$—
Exercisable at September 30, 2011	1,396,000	$.02	2.9	$—

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

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board.  50,000 shares were available for future grant at September 30, 2011.  There were no stock options issued during the nine months ended September 30, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2011	1,350,000	$0.80	8.5	$—
Exercisable at September 30, 2011	1,012,500	$0.80	8.5	$—

There were no stock options issued in the VGE Plan in 2011. The Company recorded $334,000 of compensation expense under the VGE Plan for employee and director stock options for the nine months ended September 30, 2011.  At September 30, 2011, there was $223,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately one year.  At September 30, 2011, the fair value of options vested for employees and directors was $810,000.  There were no options exercised during 2011.

VIASPACE Warrants

The Company issued warrants in 2006 and 2007 to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.  These warrants expire between November 2, 2011 and March 8, 2012.

NOTE 9 — SHORT-TERM AND LONG-TERM DEBT

Loan with Community Development Commission

Concentric Water LLC (“Concentric”), a wholly owned subsidiary of the Company that was closed in 2009, entered into a long-term debt agreement with the Community Development Commission (“CDC”) in 2004 for $100,000, with interest of 5%, and monthly payments of $1,610.  The loan was guaranteed by the Company and the Company is making the payments.  On January 27, 2010, the Company and the CDC restructured the agreement whereby Concentric agreed to pay $1,986 in monthly principal payments beginning February 1, 2010 for 18 months.  The interest rate on the loan remained at 5%.  The loan was paid off in the third quarter of 2011.

Loans with the CDC are comprised of the following at September 30, 2011 and December 31, 2010, respectively:

	2011		2010
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011	$	―		$12,000
Less Current Portion of Long-term Debt		―		12,000
Net Long-term Debt	$	―	$	―

Due to Changs LLC

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

On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

At September 30, 2011 and December 31, 2010, there is accrued interest of $441,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2011 and December 31, 2010, the number of authorized shares of the Company’s preferred stock was 10,000,000.   The par value of the preferred stock is $0.001.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of September 30, 2011 and December 31, 2010, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2010, there were 1,228,651,926 shares of common stock outstanding.  During 2011, the Company issued 16,574,908 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 71,149,619 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2011 were recorded at fair market value determined by the price of the Company’s common stock trading on the OTC Bulletin Board on the date of grant.  Stock compensation of $944,000 was recorded relating to these share issuances.  As of September 30, 2011, there were 1,316,376,453 shares of common stock outstanding.

NOTE 11 — INCOME TAX

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at September 30, 2011.  As of the date of these financial statements, the 2010, 2009, and 2008 income tax years are open to examination by federal and state taxing authorities.

The Company did not record a provision for income taxes for 2011 or 2010 as a result of operating losses.  The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $16,000,000 available at December 31, 2010, which expire through 2030.

NOTE 12 — RETIREMENT PLAN

The Company has no retirement plans in effect at September 30, 2011.

NOTE 13 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of September 30, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Grass Segment:

(i)
VGE (but operations of its subsidiaries, IPA China and IPA BVI):  VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC.  GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  GKG can also be used as animal feed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (Loss) From Operations:
Energy	$(4,000)	$(12,000)	$(24,000)	$(34,000)
Security	6,000	(8,000)	34,000	23,000
Framed-Artwork	527,000	117,000	1,249,000	236,000
Grass	(350,000)	(324,000)	(1,088,000)	(805,000)
Loss From Operations by Reportable Segments	179,000	(227,000)	171,000	(580,000)
Corporate Administrative Costs	(45,000)	(156,000)	(205,000)	(557,000)
Corporate Stock Compensation Expense	(303,000)	(369,000)	(917,000)	(1,048,000)
Loss From Operations	$(169,000)	$(752,000)	$(951,000)	$(2,185,000)

	2011	December 31, 2010
Assets:
Energy	$135,000	$148,000
Security	181,000	132,000
Framed-Artwork	4,820,000	4,046,000
Grass	905,000	753,000
VIASPACE Corporate	12,044,000	12,316,000
Total Assets	$18,085,000	$17,395,000

For the three months ended September 30, 2011 and 2010, the Company had one customer which made up 96% and 61%, respectively, of our consolidated revenues.  For the nine months ended September 30, 2011 and 2010, the Company had one customer which made up 92% and 66%, respectively, of our consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) for the three and months ended September 30, 2011 and 2010, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010
Stock Options	71,668,000	57,668,000
Warrants	624,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(271,000)		$(770,000)		$(1,173,000)		$(2,176,000)
Denominator:
Weighted average shares of common stock outstanding		1,317,937,086		1,207,007,007		1,287,822,859		1,063,903,702
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*
__________________
            *  Less than $0.01 per share

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $63,000 from JJ for the nine months ended September 30, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the nine months ended September 30, 2011, $32,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations.  Included in the Due from JJ International amount shown below is $129,000 and $97,000 at September 30, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at September 30, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,356,000	$1,356,000
Due from employee of IPA China	10,000	21,000
Total	$1,366,000	$1,377,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at September 30, 2011 and December 31, 2010.  The financial statement effect on VIASPACE is a decrease in accumulated paid in capital at September 30, 2011 and December 31, 2010.

Related Party Payables

At September 30, 2011 and December 31, 201, the Company included as a related party payable $89,000 for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at September 30, 2011 and December 31, 2010, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at September 30, 2011 and December 31, 2010, the Company owed Dr. Kukkonen $352,000 and $302,000, respectively, for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock obligated to be issued to Dr. Kukkonen by the Company at September 30, 2011 for this amount is 25,199,984 shares.

The following table is a summary of Related Party Payables at September 30, 2011 and December 31, 2010:

	2011	2010
Due to employee of IPA China	$78,000	$6,000
Due to Carl Kukkonen	521,000	471,000
Due to former director	11,000	11,000
Due to Sung Hsien Chang	17,000	—
Due to Changs LLC	441,000	202,000
Due to JJ International	—	17,000
Total	$1,068,000	$707,000

Amounts shown as due to Changs LLC at September 30, 2011 and December 31, 2010, represent accrued interest related to the Note owed to Changs LLC discussed in Note 11.

NOTE 16 — OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for the three months ended September 30, 2011 and 2010 was $9,000 and $10,000, respectively.  Rent expense charged to operations for the nine months ended September 30, 2011 and 2010 was $27,000 and $33,000, respectively.

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

NOTE 17 — FINANCIAL ACCOUNTING DEVELOPMENTS

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

In May 2011, FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company does not have any “Level 3” disclosures.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should perform the two-step goodwill impairment test to calculate the fair value of a reporting unit. The update also provides additional examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted. The adoption of this update is not expected to have a material effect on the consolidated financial statements, but may impact amounts the Company records, if any, as goodwill impairment in the future.

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

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery for expansion, a demonstration plot for potential partners and customers, to provide samples for potential customers, and as a grass source for our own products.   VGE is headquartered in California with business activities in China.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to September 30, 2010

Revenues

Revenues were $2,170,000 and $912,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $1,258,000.  IPA BVI and IPA China recorded revenues of $2,150,000 during the three months ended September 30, 2011 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $1,295,000 from the comparable period in 2010 due to increased customer orders and demand for artwork.  Ionfinity incurred revenues of $20,000 for the three months ended September 30, 2011, a decrease of $37,000 from the comparable period in 2010.  Ionfinity did not record revenues on its Phase II U.S. Army contract in 2011 as the contract was completed in 2010.  Ionfinity recorded revenues in both years on a Phase II U.S. Navy contract.  On September 15, 2011, Ionfinity completed its Phase II U.S. Navy contract.  DMFCC or VGE did not record revenues for the three months ended September 30, 2010 and 2011.

Cost of Revenues

Costs of revenues were $1,482,000 and $682,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of $800,000.   IPA BVI and IPA China recorded increased cost of revenues of $847,000 due to increased sales of framed-artwork during the three months ended September 30, 2011 as compared with the same period in 2010.  Ionfinity recorded lower cost of revenues of $47,000 during the three months ended September 30, 2011 as compared with the comparable period in 2010 due to the completion of the U.S. Army contract in 2010.  DMFCC or VGE did not record cost of revenues for the three months ended September 30, 2010 and 2011.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from the three months ended September 30, 2010 to 2011 was an increase in gross profits from $230,000 for the three months ended September 30, 2010 to $688,000 for the three months ended September 30, 2011, an increase of $458,000.

Operations Expenses

Operations expenses were $43,000 and $54,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $11,000.  The Company incurred lower payroll and consulting costs for 2011 as compared with the same period in 2010.  This decrease was partially offset by increases in GKG growing costs.  The Company expects operations expenses for VGE to increase in the future as more expenditure is incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $814,000 and $928,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $114,000.  Stock option expense decreased $67,000 for the three months ended September 30, 2011 as compared with the same period in 2010 as vesting was completed related to previously issued stock options.  Legal fees decreased $32,000 in 2011 due to the absence of legal fees incurred in 2010 attributable to the acquisition of IPA.  Public relations expenses increased $22,000 as the Company incurred higher investor relations expenses.  Consulting decreased $77,000 due to lower business development costs in 2011 as compared with 2010.  Travel decreased $20,000 due to less travel in 2011 compared with the same period in 2010.  Sales costs associated with shipping of artwork increased $24,000 in 2011 as compared with 2010 due to increased customer orders.  Other selling, general and administrative expenses, net, increased by $36,000 for the three months ended September 30, 2011 compared with the same period in 2010.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $752,000 for the three months ended September 30, 2010 to loss from operations of $169,000 for the three months ended September 30, 2011, an improvement of $583,000.

Other Income (Expense), Net

Other Income

Other income increased by $54,000 for the three months ended September 30, 2011 as compared to the same period in 2010 primarily related to the settlement of contract costs by Ionfinity related to its government contracts.

Nine Months Ended September 30, 2011 Compared to September 30, 2010

Revenues

Revenues were $5,575,000 and $2,603,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $2,972,000.  IPA BVI and IPA China recorded revenues of $5,459,000 during the nine months ended September 30, 2011 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $3,227,000 from the comparable period in 2010 due to increased customer orders and demand for artwork.  Ionfinity incurred revenues of $113,000 for the nine months ended September 30, 2011, a decrease of $250,000 from the comparable period in 2010.  Ionfinity did not record revenues on its Phase II U.S. Army contract in 2011 as the contract was completed in 2010.  Ionfinity recorded revenues in both years on a Phase II U.S. Navy contract.  On September 15, 2011, Ionfinity completed its Phase II U.S. Navy contract.  DMFCC recorded revenues of $8,000 for the nine months ended September 30, 2010 but no revenues in 2011.  VGE recorded $3,000 related to grass sales for the nine months ended September 30, 2011 but no revenues in 2010.

Cost of Revenues

Costs of revenues were $3,867,000 and $1,882,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $1,985,000.   IPA BVI and IPA China recorded increased cost of revenues of $2,228,000 due to increased sales of framed-artwork during the nine months ended September 30, 2011 as compared with the same period in 2010.  Ionfinity recorded lower cost of revenues of $238,000 during the nine months ended September 30, 2011 as compared with the comparable period in 2010 due to the completion of the U.S. Army contract in 2010.  DMFCC recorded lower cost of revenues of $7,000 and VGE recorded increased cost of revenues of $3,000.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from the nine months ended September 30, 2010 to 2011 was an increase in gross profits from $721,000 for the nine months ended September 30, 2010 to $1,708,000 for the nine months ended September 30, 2011, an increase of $987,000.

Operations Expenses

Operations expenses were $139,000 and $116,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $23,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditure is incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,520,000 and $2,790,000 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $270,000.  Stock option expense decreased $101,000 for the nine months ended September 30, 2011 as compared with the same period in 2010 as vesting was completed related to certain previously issued stock options.  Stock compensation expense increased $83,000 in 2011 as compared with 2010 as additional stock was issued to employees for services.  Legal fees decreased $237,000 in 2011 due to the absence of legal fees incurred in 2010 attributable to the acquisition of IPA.  Consulting decreased $213,000 due to lower business development costs in 2011 as compared with 2010. Public relations expenses increased $104,000 as the Company incurred higher investor relations expenses.  Sales costs associated with shipping of artwork increased $59,000 in 2011 as compared with 2010 due to increased customer orders.  Other selling, general and administrative expenses, net, increased by $35,000 for the nine months ended September 30, 2011 compared with the same period in 2010.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses was a decrease in the loss from operations from $2,185,000 for the nine months ended September 30, 2010 to loss from operations of $951,000 for the nine months ended September 30, 2011, an improvement of $1,234,000.

Other Income (Expense), Net

Interest Expense

Interest expense increased by $9,000 the nine months ended September 30, 2011 as compared to the same period in 2010, due to higher interest expense recorded on the related party loan payable to Changs LLC arising from the acquisition of IPA by the Company on October 21, 2008.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2011 was $1,061,000.   Non-cash expenses of $1,583,000 for the nine months ended September 30, 2011 composed primarily of stock compensation expense and stock options expense issued to employees, directors and consultants.  Working capital was positive $344,000 for the nine months ended September 30, 2011 primarily due to an increase in accounts payable.  Net cash provided by operating activities was $866,000 for the nine months ended September 30, 2011.

Net cash used in investing activities was $180,000 for the nine months ended September 30, 2011.  Capital expenditures incurred by VGE in purchasing equipment for its GKG business was $244,000 for the nine months ended September 30, 2011.  In addition, $64,000 was received as proceeds from the disposal of assets not needed by the Company.

Net cash used in financing activities was $212,000 for the nine months ended September 30, 2011.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   Principal payments on Company loans to the Community Development Commission totaled $12,000 in 2011.

At September 30, 2011, the Company has positive working capital of $630,000 and an accumulated deficit of $36,740,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.   The Company has addressed this concern by terminating certain employees and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.  The Company expects cash on hand as of September 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

Contractual Obligations

The following table summarizes our long-term contractual obligations at September 30, 2011:

Due to Changs LLC

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

On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been assigned from Sung Hsien Chang to Changs LLC, a limited liability company majority-owned by Mr. Chang.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

At September 30, 2011 and December 31, 2010, there is accrued interest of $441,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2011.

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

Changes in internal controls over financial reporting.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is a non-accelerated filer.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2011.

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

Our net loss for the nine months ended September 30, 2011 was $1,061,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG sales, framed-artwork sales, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

At September 30, 2011, the Company has positive working capital of $630,000 and an accumulated deficit of $36,740,000.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.  Accordingly, the value of the Company in liquidation may be different from the amounts set forth in our financial statements.  The Company has addressed this concern by terminating certain employees and reducing operating expenses.  In addition, the Company has sold non-core and as yet non-profitable business units.  The Company is now focused primarily on four business segments including the GKG business, framed artwork business, the fuel cell business and the security segment.  The Company expects cash on hand as of September 30, 2011 and future operating cash flow to fund operations for a minimum of the next twelve months, and as such, the Company has no immediate need for additional outside financing.  However, if revenue forecasts are not met or if future operating expenses or capital requirements increase beyond our control; the Company may need to seek additional cash resources through the sale of equity securities or debt securities.

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

The Company had one customer who made up 92% of the consolidated revenues of the Company for the nine months ended September 30, 2011.  We believe this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

If we default on our secured debt to Chang, we may lose our interests in IPA BVI and IPA China.

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”) and must pay Chang $5,331,025 over a five-year period.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  Interest accrues at 6%.  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). Under the Note Amendment, VIASPACE must pay Changs LLC principal in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment is due May 14, 2012.  Chang may elect to receive payments in cash or VIASPACE equity securities. In addition, as part of the Note Amendment, the Holder of the Note has been changed from Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, VIASPACE made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,316,376,453 were issued and outstanding as of September 30, 2011.  Of these issued and outstanding shares, 438,707,980 shares (33.3%) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Mr. Rick Calacci, Director; Ms. Angelina Galiteva, Director; and Mr. Paul Kim, Director).  Of the shares issued and outstanding at September 30, 2011, 527,689,256 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  788,687,197 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2011.

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

Our executive officers, directors and principal shareholders own 33.3% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold 33.3% of our outstanding shares as of September 30, 2011.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2011, the Company issued Dr. Carl Kukkonen, CEO of the Company, 4,580,062 unregistered shares of the Company’s common stock for salary valued at $50,400.  On July 7, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 2,727,273 unregistered shares of the Company’s common stock for salary valued at $30,000.  On July 29, 2011, the Company issued Dr. Carl Kukkonen, CEO of the Company, 4,233,671 unregistered shares of the Company’s common stock for salary valued at $50,400.  On July 29, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 2,521,008 unregistered shares of the Company’s common stock for salary valued at $30,000.  On August 31, 2011, the Company issued Dr. Carl Kukkonen, CEO of the Company, 4,538,800 unregistered shares of the Company’s common stock for salary valued at $50,400.  On August 31, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 2,702,703 unregistered shares of the Company’s common stock for salary valued at $30,000.

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

VIASPACE Inc. (Registrant)

Date: November 14, 2011	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 14, 2011	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer