Form 10-K
period 2011-12-31
VIASPACE Inc.
filed 2012-04-02
CIK 1270200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

131 Bells Ferry Lane
Marietta, Georgia	30066
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐, and Smaller reporting filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenue for its most recent fiscal year: $6,759,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2012: $8,001,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 27, 2012: 1,365,726,245

VIASPACE INC.

ii

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

PART I

ITEM 1. BUSINESS

Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VIASPACE has a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

We have two currently inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), that produced disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

VIASPACE has moved its headquarters to Georgia and has business activities in China.

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

The amount paid by VIASPACE and VGE for the acquisition on October 21, 2008 was $15,832,000 composed of:  fair market value of VIASPACE stock issued - $4,589,000; VIASPACE loan to Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which was recorded on the balance sheet of VIASPACE and VGE.

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

Grass Business Division

The Company focuses on GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions.  GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 14 feet in height.   It can be harvested at least twice a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield).  We believe that GKG has the highest yield of any crop.  Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by multiple potential customers. Proximate and ultimate analyses are available as well as ash composition, biogas production test data and sugar composition, pretreatment and hydrolysis data are available. To our knowledge, the results have been very positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ear of corn has been harvested. Corn straw is used as fuel in many biomass power plants, and a leading international biomass power provider, has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are potentially thousands of biogas plants worldwide that may use GKG.  A large European electric utility has tested GKG and examined prototype pellets. In addition to these current markets, GKG can be used as animal feed and has been tested for this purpose.

GKG can also be used as a feedstock to make cellulosic biofuels such as bio ethanol, bio butane and green gasoline.    Three companies have recently tested GKG as a potential feedstock for producing biofuels, biochemicals and bio plastics through fermentation method.  Laboratory results from these tests show that GKG has almost identical composition including sugar content as corn straw or wheat straw which are the agricultural waste products often targeted as a feedstock for cellulosic biofuels.  The projected bio ethanol yield is approximately 80 gallons per dry ton of GKG based on these tests.

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

GKG as a dedicated energy crop has generated widespread interest from the renewable energy community. In 2011, the Company made invited presentations on GKG at international conferences in the US, China, Singapore, Korea, India, Ghana and Taiwan.

Energy pellets made from dried GKG can be used as a replacement for coal in electricity generating power plants.  Reports by the U.S. Department of Energy state that 15% to 20% of coal used in the power plant may be replaced by burning grass in an existing power plant with only minor modifications. This process called co-firing allows utilization of the large capital investment in existing coal fired power plants while reducing their carbon dioxide emissions by 15 to 20%. GKG and other biomass have lower mercury, arsenic and sulfur emissions than coal.

On November 7, 2011, VIASPACE and Seema Energy Co., Ltd. (“Seema”), a renewable energy development company based in Thailand, signed at MOU to jointly develop the detailed plan for a Giant King Grass plantation to fuel Seema’s proposed 90 MW biomass power plant. VIASPACE and Seema will initially jointly develop a test plot to optimize cultivation of Giant King Grass in Thailand. The MOU provides for the supply of seedlings and development of a 2 hectare (5 acre) testing facility to assess and optimize Giant King Grass cultivation under Thai climate conditions.

Our strategy has been to build up our grass production capabilities in China where we have 91 ha (226 acres) under cultivation. This land serves as a small scale demonstration plantation and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce Green Log TM fireplace and campfire logs and energy pellets; and it is a nursery to provide seedlings for a major expansion.

We plan to expand our grass business into other areas of the world, and are in discussions with owners and developers of power plants, pellet mills and biogas facilities in Indonesia, Thailand, Malaysia, Cambodia, Singapore, Philippines, India, Africa, United States and Europe.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop will help alleviate this obstacle.

Because of its high yield, GKG provides feedstock with less use of land and we believe therefore lower costs compared to its alternatives.  Other energy crops providing half the yield will require twice the land and therefore land and other costs are nearly doubled.

Another major advantage of GKG is that it can be harvested at any time-- particularly in a tropical or subtropical area.  When corn straw is used, you have to wait for the corn to mature before you have any feedstock. At the corn harvest, a lot of feedstock is available all at one time. This corn straw has to be collected, stored and used until the next corn harvest which will be one year later. This is a major logistics issue. If the climate permits, GKG can be planted so that it matures continuously and allows just-in-time harvesting.

Higher food prices have led to food shortages around the globe.  This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain.  These are called cellulosic biofuels.

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

The Company has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

In China we are pursuing the integrated plantation and processing facility model. We lease the land and employ labor and management to grow GKG and use it to produce Green LogsTM and pellets in our factory.   The grass is to be used to supply domestic Chinese biomass energy markets, or exported in pelletized form, to energy markets globally.  We will manage and control the supply chain from initial land preparation through the FOB source shipment point for the feed or energy market. We may pursue this model using only our own capital resources, or we may elect to use joint ventures with local landowners, energy equipment manufacturers, power plant owner/operators and/or capital providers.  The terms of these joint ventures will be negotiated on a case-by-case basis.

Under a contract plantation establishment and licensing model, the customer would provide the land, labor and management and be responsible for growing GKG. We will provide initial seedlings, crop management services and knowledge transfer for a negotiated price.  In addition, there would be an ongoing license fee based on grass production.

We are in discussions with potential joint venture partners and customers that have land and the ability to grow the grass in other countries in Asia, Africa, India and the Americas.

Management believes both models will be important contributors to our revenue streams. We believe all our revenues initially will result from the integrated plantation & end-user model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract plantation establishment and licensing model with joint venture partners will be used for most of these projects.  The company may also serve as developer for integrated Giant King Grass plantations and bioenergy projects.

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

The acquisition of IPA was a strategic move to acquire its revenue and profit from its current framed art business, as well as the grass business. With the profits from the framed art business, we are developing the grass business without having to access external capital.  We are committed to grow the framed art business by providing top-quality product at an attractive price for our retail chain and other customers.

The Company works with buyers from retail chains and their in-house designers to choose prints and other art forms from catalogs of copyrighted and licensed work. We only purchase prints from reputable publishing companies with whom we have long-standing relationships, and such companies have represented to us that there are no counterfeits and that all royalties have been paid.  We then create mockup versions of combinations of art, mattes and frames for the customer.  Once the customer decides on a print, matte and frame combination, we ship the prints to our factory in Guangzhou, China.  The mattes, frame moldings and glass are sourced in China.  A typical order is 1,400 units of a specific design and a customer usually orders several different designs which are packed in several containers and shipped directly to the customer in the US  We provide prints, frames and packaging that are all of high quality.  An example of quality packaging is our use of protective clear plastic covers on the corners of the frame.  The covers provide protection during shipping and handling, but are transparent and do not obscure the artwork on the display shelf as conventional cardboard corner protectors do.  Our customers interact closely with our quality control department in China. The customers make detailed inspections of the artwork before they authorize shipment to the US.  Our framed artwork typically retails for $50-$300.

Suppliers

We purchase raw materials such as glass panes and mattes for our picture frames from third party vendors.  We do not rely on any sole source vendor.  We believe we have a multiple source supplier base that allows us to utilize numerous vendors and obtain reduced prices for our supplies, components and reduce product costs while maintaining high quality.

Marketing

We deploy a targeted partner-customer approach intended to establish key relationships with the appropriate decision makers of our broad market. This approach also includes invited presentations at industry workshops and conferences and participation at trade industry events.

We send e-mails to current and prospective users and partners regularly that contain invitations to visit various pages or features on our websites. Our ongoing effort to update our customer list is also an opportunity to build and reinforce the personal contacts that are critical in servicing our customer’s needs.

VIASPACE Subsidiary - Direct Methanol Fuel Cell Corporation (“DMFCC”)

DMFCC, currently inactive, is engaged in the development of disposable fuel cell cartridges for fuel-cell powered portable electronics such as notebook computers and mobile phones.  VIASPACE owns 71.4% of the outstanding common shares of DMFCC.

VIASPACE Subsidiary - Ionfinity LLC (“Ionfinity”)

Ionfinity, currently inactive, was working under a US government contract on a next-generation mass spectrometry (“MS”) technology, which could improve the application of MS for industrial process control and environmental monitoring and could also lead to a new class of detection systems for homeland security.

Other VIASPACE Projects

The Company retains a worldwide nonexclusive license to certain patents and patent applications in the areas of interactive radio technology.

Research and Development

The Company did not record any research and development activities in 2011 or 2010.  If we do in the future, it will be expensed as incurred.

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

Grass Business Division

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications.  Monsanto is an example of a large company focusing on grass. Ceres is an example of company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass.  These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses.  GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts.  Because GKG is propagated by seedlings and not by seeds, it is not an invasive species. The Company is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed.  With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors of GKG.

Dependence on a Few Major Customers

For 2011 and 2010, the Company had one customer in our framed artwork business, which made up 97% and 74%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

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

DMFCC

DMFCC has licensed certain patents to fuel cell technology from Caltech and USC.   DMFCC also has filed for patents related to its cartridge technology.  DMFCC is currently inactive.

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

Employees

As of December 31, 2011 we have 70 full time employees, 64 of whom are based in China and 6 in the US.  We also have 34 part time employees, 32 of whom are based in China and 2 in the US.  We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Regulatory Issues

None

Trademarks

The Company has trademark registrations for “VIASPACE” and “GREEN LOG” and it has an allowed pending trademark application for “GIANT KING”.

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

Our net loss for 2011 was $9,359,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

If we fail to make the cash payment due to Chang on May 14, 2012, or some other alternate arrangement is not reached, then Chang, we would be required to forfeit our interests in VGE.

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”).  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). The parties desired to extend the installment payment due dates by one year as part of the Note Amendment.  The Note Amendment requires VIASPACE to make five equal annual installment payments of One Million Sixty Six Thousand and Two Hundred and Five Dollars ($1,066,205) each, together with interest per annum of six percent (6%), in arrears on the second, third, fourth, fifth and sixth anniversary dates of the Issue Date rather than the first, second, third, fourth and fifth anniversary dates of the Issue Date.  In addition, as part of the Note Amendment, the Holder of the Note has been changed from Sung Hsien Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.

Chang may elect to receive payments in cash or VIASPACE equity securities. The Note is secured by certain assets of VIASPACE, including all securities of VGE held by VIASPACE.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including VIASPACE maintaining a net worth of $5 million on a consolidated basis.  If VIASPACE is ultimately unable to make this cash payment, or some other alternate arrangement is not reached, VIASPACE would be required to transfer all of the shares of VGE it holds to Chang.  This would cause Mr. Chang to have greater influence on shareholder decisions.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. On December 31, 2011, the Company recorded impairment expense on goodwill of $7,307,000.   Goodwill as of December 31, 2011 has been reduced from $12,322,000 at December 31, 2010 to $5,015,000 at December 31, 2011.   Goodwill represents 49.1% of total assets at December 31, 2011.

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

Hein & Associates LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2011, which expresses substantial doubt about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in Hein & Associates LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed.

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

For 2011 and 2010, the Company had one customer which made up 97% and 74%, respectively, of our total revenues.  We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Our growth place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

It is vital to our long-term growth that we establish customer awareness and persuade the market to embrace new technologies offered by our products and services.  This may require in certain instances a modification to the culture and behavior of customers to be more accepting of rapid changes in technology.  Organizations may be reluctant or slow to adopt changes or new ways of performing processes and instead may prefer to resort to habitual behavior within the organization.  Our marketing plan must overcome this obstacle, invalidate deeply entrenched assumptions and reluctance to behavioral change and induce customers to utilize our products and services rather than the familiar options and processes they currently use.  If we fail to attract additional customers at this early stage, our business and the future growth of our business may suffer.

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

Risks Related to our Framed Art Business

We are heavily dependent on one major customer for our revenues

For 2011 and 2010, sales to one customer comprised 97% and 74%, respectively, of our total revenues.  We believe this concentration of sales to one customer will continue in the near future. We do not have a long-term contract with this customer. A loss of this customer or even a dramatic reduction in sales could significantly reduce our future revenues and profitability.

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

We rely on outside content providers; therefore our revenues will be materially and adversely affected without adequate supply of content.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,333,796,601 were issued and outstanding as of December 31, 2011.  Of these issued and outstanding shares, 432,901,257 shares (32.5% of the total issued and outstanding shares) were held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Mr. Rick Calacci, Director (resigned January 19, 2012); and Ms. Angelina Galiteva, Director).  Of the shares issued and outstanding at December 31, 2011, 525,882,533 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  807,914,068 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2011.

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

If VIASPACE defaults in its obligation to Chang, Chang may foreclose on all assets of our Company and/or our subsidiaries.   He may also seize the equity interests of VGE.   Any of these actions would cause us to relinquish all ownership of our assets and our company would then lose most of its value.  Under such circumstances, your securities may lose most of its value. At December 31, 2011, the Company was in violation of the net worth covenant. The Company received a waiver on this violation from Chang.

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

Our executive officers, directors and principal shareholders hold 32.5% of our outstanding shares as of December 31, 2011.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the BOD and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE as discussed in footnotes.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

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

Other Matters

We were contacted informally by the Pacific Regional Office of the SEC in March 2006 requesting the voluntary provision of documents concerning the reverse merger of Global-Wide Publication, Ltd. and Viaspace Technologies LLC in June 2005 and related matters. The SEC or its staff has made no indication that any violations of the law have occurred.  We cooperated fully with this inquiry in 2006 and responded to the inquiry in writing in 2006.  There was no further inquiry in 2007, 2008, 2009, 2010 or 2011.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintained a corporate office in Irvine, California through March 31, 2012.  Effective April 1, 2012, our corporate office is being relocated to Marietta, Georgia.  IPA owns its manufacturing facility in Guangzhou, China.  Total rent expense for all locations for 2011 was approximately $36,000.  VGE also leases approximately 226 acres of land in Guangdong province of the PRC.  The Company recorded amortization of $41,000 on these land leases in 2011.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarterly period	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$0.018	$0.0055
Second Quarter	$0.0175	$0.01
Third Quarter	$0.014	$0.0075
Fourth Quarter	$0.011	$0.0067
Fiscal year ended December 31, 2010:
First Quarter	$0.024	$0.012
Second Quarter	$0.019	$0.014
Third Quarter	$0.018	$0.012
Fourth Quarter	$0.014	$0.009

Holders

As of March 27, 2012, there were approximately 50 shareholders of record of the Company’s Common Stock.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends in the future.  Our future dividend policy will be examined periodically by our BOD based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Equity Compensation Plan

Our discussion regarding the Company’s, DMFCC’s and VGE’s equity compensation plans under which the Company’s and DMFCC’s and VGE’s equity securities are authorized for issuance are discussed under the section titled “Equity Compensation Plan Information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

On October 3, 2011, the Company issued Mr. Stephen Muzi, CFO of the Company, 3,529,412 unregistered shares of the Company’s common stock for salary valued at $30,000.  On October 13, 2011, the Company issued consultants 3,000,000 unregistered shares of the Company’s common stock for consulting services valued at $24,000. On October 31, 2011, the Company issued Mr. Muzi, 4,285,714 unregistered shares of the Company’s common stock for salary valued at $30,000.  On November 4, 2011, the Company issued consultants 2,000,000 unregistered shares of the Company’s common stock for consulting services valued at $14,000.  On December 2, 2011, the Company issued Mr. Muzi, 3,614,458 unregistered shares of the Company’s common stock for salary valued at $30,000.

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

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the majority of common security holders during the fourth quarter of 2011.

  ITEM 6. SELECTED FINANCIAL DATA

None required for Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VIASPACE has a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

We have two currently inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), that produced disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

VIASPACE has moved its headquarters to Georgia and has business activities in China.

The Company’s web site is www.VIASPACE.com.  Information contained on, or accessible through, our website should not be deemed as part of this report.

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

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Based upon their impairment analysis performed during the fourth quarter of 2011, management of the Company has concluded there was no impairment of goodwill at December 31, 2011.

In accordance with FASB ASC 360-10-35, “Property, Plant, and Equipment”, management reviews our long-lived asset groups, including property and equipment and other intangible assets, for impairment whenever events indicate that their carrying amounts may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

●	our significant underperformance relative to expected operating results;

●	significant adverse change in legal factors or in the business climate;

●	an adverse action or assessment by a regulator;

●	unanticipated competition;

●	a loss of key personnel;

●	significant decrease in the market value of a long-lived asset; and

●	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition.

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2011 and 2010.

Results of Operations

Year Ended December 31, 2011 Compared to December 31, 2010

Revenues

Revenues were $6,759,000 and $3,643,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $3,116,000, or 86%.  IPA BVI and IPA China recorded revenues of $6,631,000 during the year ended December 31, 2011 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $3,391,000 from the comparable period in 2010 due to increased customer orders and demand for artwork.  Ionfinity incurred revenues of $113,000 for the year ended December 31, 2011, a decrease of $275,000 from the comparable period in 2010.  Ionfinity did not record revenues on its Phase II U.S. Army contract in 2011 as the contract was completed in 2010.  Ionfinity recorded revenues in both years on a Phase II U.S. Navy contract.  On September 15, 2011, Ionfinity completed its Phase II U.S. Navy contract.  DMFCC recorded revenues of $8,000 for the year ended December 31, 2010 but no revenues in 2011.  VGE recorded grass sales of $15,000 for the year ended December 31, 2011 and $7,000 for the year ended December 31, 2010.

Cost of Revenues

Costs of revenues were $4,688,000 and $2,634,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $2,054,000.   IPA BVI and IPA China recorded increased cost of revenues of $2,337,000 due to increased sales of framed-artwork during the year ended December 31, 2011 as compared with the same period in 2010.  Ionfinity recorded lower cost of revenues of $274,000 during the year ended December 31, 2011 as compared with the comparable period in 2010 due to the completion of the U.S. Army contract in 2010.  DMFCC recorded lower cost of revenues of $7,000 and VGE recorded decreased cost of revenues of $2,000 in 2011 as compared with the same period in 2010.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues from the year ended December 31, 2010 to 2011 was an increase in gross profits from $1,009,000 for the year ended December 31, 2010 to $2,071,000 for the year ended December 31, 2011, an increase of $1,062,000, or 105%.

Operations Expenses

Operations expenses were $267,000 and $178,000 for the year ended December 31, 2011 and 2010, respectively, an increase of $89,000.  The increase is primarily due to operations expenses incurred by VGE in the production of its GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses for VGE to increase in the future as more expenditure is incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,589,000 and $3,650,000 for the year ended December 31, 2011 and 2010, respectively, a decrease of $61,000.  Stock option expense decreased $106,000 for the year ended December 31, 2011 as compared with the same period in 2010 as vesting was completed related to certain previously issued stock options.  Stock compensation expense increased $83,000 in 2011 as compared with 2010 as additional stock was issued to employees for services.  Legal fees decreased $240,000 in 2011 due to the absence of legal fees incurred in 2010 attributable to the acquisition of IPA.  Consulting decreased $310,000 due to lower business development costs in 2011 as compared with 2010. Public relations expenses increased $121,000 as the Company incurred higher investor relations expenses.  Payroll and benefits increased $131,000 in the year ended December 31, 2011 due to higher compensation levels in 2011.  Amortization expense on intangible assets increased $131,000 in 2011 as compared with 2010.  Bad debt expense at IPA increased $62,000 in 2011 as compared with 2010.  Sales costs associated with shipping of artwork increased $65,000 in 2011 as compared with 2010 due to increased customer orders.  Other selling, general and administrative expenses, net, increased by $2,000 for the year ended December 31, 2011 compared with the same period in 2010.

Goodwill Impairment Expense

FFG Valuations, Inc. (“FFG”) was engaged by VGE to perform a goodwill impairment test, ASC 350, for the reporting unit IPA BVI and IPA China as of December 31, 2011.   The purpose of the report was to express an opinion regarding any potential goodwill impairment pursuant to ASC 350 Intangibles-Goodwill and Other (“ASC 350”) issued by FASB. ASC 350-20-35 provides for a two-step impairment test to be used: to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). Based on results of the Step 1 test, FFG performed the Step 2 analysis on the Reporting Unit as part of the engagement. The date of appraisal (“Valuation Date”) was performed as of December 31, 2011. The term “fair value” is defined in ASC 820 as: the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is greater than its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the fair value of the reporting unit is less than its carrying value, a company must perform a hypothetical purchase price allocation to measure the amount of the impairment loss, if any. The second step requires a company to compare the implied fair value of reporting unit goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, a company should recognize an impairment loss for that excess. Previously recognized impairment losses may not be reversed. Implied value of goodwill is calculated in the same manner as goodwill arising in a business combination. That is, a company should allocate the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the company acquired the reporting unit in a current business combination and the fair value of the reporting unit is the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities is the implied fair value of goodwill.

As a result of the study by FFG, the Company an impairment charge to its goodwill of $7,307,000 at December 31, 2011.  Goodwill was reduced from $12,322,000 at December 31, 2010 to $5,015,000 at December 31, 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses, and goodwill impairment expense was an increase in the loss from operations from $2,819,000 for the year ended December 31, 2010 to a loss from operations of $9,092,000 for the year ended December 31, 2011, an increase of $6,273,000.

Other Income (Expense), Net

Interest Expense

Interest expense increased by $5,000 the year ended December 31, 2011 as compared to the same period in 2010, due to higher interest expense recorded on the related party loan payable to Changs LLC arising from the acquisition of IPA by the Company on October 21, 2008.

Other Income and Other Expenses

Other income increased $29,000 for the year ended December 31, 2011 compared to the same period in 2010 and other expenses increased $11,000 from 2010 to 2011.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2011 was $9,359,000.   Non-cash expenses totaled $9,359,000 for the year ended December 31, 2011 primarily due to goodwill impairment expense of $7,307,000 and stock compensation and stock options expense of $1,677,000 issued to employees, directors and consultants.  Related party receivables and payables, net, provided $488,000 of cash for the year ended December 31, 2011.  Working capital provided $770,000 in 2011.  Net cash provided by operating activities was $1,258,000 for the year ended December 31, 2011.

Net cash used in investing activities was $187,000 for 2011.  Capital expenditures incurred by VGE totaled $251,000 in 2011 mainly due to equipment purchased for GKG business.  In addition, $64,000 was received as proceeds from the disposal of assets not needed by the Company.

Net cash used in financing activities was $212,000 for the year ended December 31, 2011.  On September 23, 2011, the Company made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   Principal payments on Company loans to the Community Development Commission totaled $12,000 in 2011.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,050,000. The Company expects such losses to continue. In addition, the Company has limited working capital and based on current cash flows does not have sufficient funds to pay the May 2012 installment due on the note to Changs LLC. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements and the secured note to Changs LLC as detailed below.

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

Due to Changs LLC

VIASPACE was obligated to pay Sung Hsien Chang (“Chang”) $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities of VIASPACE or VGE.  All payments of VIASPACE or VGE common stock shall be valued at the 10-day average closing price of its respective common shares preceding the applicable payment date or by other reasonable methods determined by the board of directors of VIASPACE or VGE, as the case may be if the shares are not trading at the time of payment.  The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.  At December 31, 2011, the Company was in violation of the net worth covenant. The Company received a waiver on this violation from Chang.

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

At December 31, 2011 and December 31, 2010, there is accrued interest of $519,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to interest rate risk primarily relates to interest income generated by cash invested in liquid investments with original maturities of three months or less. Such interest-earning instruments carry a degree of interest rate risk. We have not used any derivative financial instruments to manage our interest rate exposure. We have not been exposed to material risks due to changes in interest rates. However, our future interest income may be lower than expected due to changes in market interest rates.

Foreign Exchange Risk. Although we use US dollars as our reporting currency and our artwork revenue is denominated in US dollars, our operations are carried out in RMB and we maintain RMB denominated bank accounts. We, therefore, are subject to currency risk. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the US dollar or any other currency nonetheless may fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the US dollar. Unfavorable changes in the exchange rate between the RMB and the US dollar may result in a material effect on the income statement of IPA China since US dollars is its functional currency.  We do not use derivative instruments to reduce our exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency. IPA China, our Chinese subsidiary, is not permitted to pay outstanding current account obligations in foreign currency, but rather must present the proper documentation to a designated foreign exchange bank. We cannot guarantee that all future local currency can be repatriated.

Inflation. Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations during 2011 and 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company’s audited financial statements on pages F-1  through F-30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 20, 2011, the "Company dismissed Goldman Kurland and Mohidin, LLP (the "Former Auditor") as its independent registered public accounting firm, and has engaged Hein & Associates LLP as its new independent registered public accounting firm. The Company's Board of Directors unanimously made the decision to change independent accountants. The change in independent registered public accounting firm is not the result of any disagreement with the Former Auditor.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an assessment under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of December 31, 2011, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weakness identified above. Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2012. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2012.

Our CEO and CFO concluded that as of December 31, 2011, the following material weaknesses existed:

1.           Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.  Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting which resulted in several audit adjustments.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2011. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)                      Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them.  The Company’s named executive officers as of December 31, 2011 include the Chief Executive Officer and the Chief Financial Officer.  In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Dr. Carl Kukkonen	66	Chief Executive Officer and Director
Mr. Sung Hsien Chang	49	VGE President and Director
Mr. Stephen Muzi	48	Chief Financial Officer

Carl Kukkonen.   Dr. Kukkonen is the Chief Executive Officer and Director of VIASPACE Inc. since 2005.  He has been the Chief Executive Officer and Director of VIASPACE Green Energy Inc. since October 2008.   He is also the Chief Executive Officer, President, and Director, Direct Methanol Fuel Cell Corporation, a subsidiary of VIASPACE Inc. since 2001.  He was the Co-founder and Chief Executive Officer of ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) from 1998 to 2005.  Previously, Dr. Kukkonen served as the Director of the Center for Space Microelectronics Technology and Manager of Supercomputing at the Caltech NASA Jet Propulsion Laboratory from 1984 to 1998.  From 1977 to 1984, he was the Principal Research Engineer at Ford Motor Company.  Dr. Kukkonen has a B.S. in physics from the University of California at Davis and an M.S. and Ph.D. in physics from Cornell University.  He was also a Post-doctoral fellow at Purdue University.

Sung Hsien Chang.  Mr. Chang is the President and Director of VIASPACE Green Energy since October 2008.  Mr. Chang became a Director of VIASPACE Inc. in May 2010.  He is also the Chief Executive Officer and founder of Inter-Pacific Arts, Inc., a subsidiary of VIASPACE Green Energy Inc. since 2002.  In 1988, Mr. Chang began operations in America by creating JJ International, Inc., an import and trading company. JJ International, Inc. has now been in operations for over 22 years selling indoor, outdoor home furnishing, and home organizer products to retailers throughout the U.S.  Prior to 1988, Mr. Chang worked at Jun Jung Metal prior to 1998.  Mr. Chang is a member of the World Taiwanese Chambers of Commerce, board member of the Atlanta Taiwanese Chamber of Commerce, and director of the Shi-Tai United Fund Inc. which is committed to building a better and more beautiful living environment.

Stephen Muzi.  Mr. Muzi has been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Inc. since June 2005.  He has been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Green Energy Inc. since October 2008.   He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005.  He was also a controller for ViaLogy Corp., a spun-off former subsidiary of VIASPACE Inc. from 2003 to 2005.  >From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation and Ionfinity LLC, subsidiaries of VIASPACE Inc. from 2004 to 2005.  Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) in May 2000.  Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo.  He is a Certified Public Accountant.

(b)                      Directors

The Company’s directors are as follows:

Name	Age	Position Held
Dr. Carl Kukkonen	66	Chief Executive Officer and Director
Mr. Sung Hsien Chang	49	VGE President and Director
Ms. Angelina Galiteva	45	Director
Mr. Paul Kim	45	Director
Dr. Kevin L. Schewe	55	Director

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

Paul Kim.  Director Since: March 31, 2011. Mr. Kim is currently a corporate executive for Accton Technology Corporation, a large publicly traded (Taiwan) multinational company that is an original equipment designer and manufacturer of communication equipment providing communication solutions to the top communication and networking companies in the world. Mr. Kim joined Accton Technology in October 1998. He has developed extensive knowledge of small and medium sized businesses and consumer markets in North America, Europe, and Central and Latin America. Mr. Kim's background also includes relevant experience in mergers and acquisitions, investor relations, corporate strategy planning and implementation, and managing IT organizations. Prior to working in the networking and communications industry, Mr. Kim was senior manager at Andersen Consulting (Accenture).  Education:  University of Pennsylvania, Bachelor of Arts and Science Systems Engineering.

Kevin L. Schewe, MD.  Director Since: January 19, 2012. Kevin L. Schewe, MD was appointed to the VIASPACE Board of Directors on January 19, 2012. Dr. Schewe is a Board-Certified Radiation Oncologist and a Fellow of the American College of Radiation Oncology. Dr. Schewe has devoted his 25-year medical career and practice in the fight against cancer. He currently serves as Medical Director of Radiation Oncology at the Red Rocks Medical Center in Golden, Colorado and also at the Thornton Cancer Center Department of Radiation Oncology in Thornton, Colorado. The two cancer centers are co-owned by Dr. Schewe and HealthONE, the Colorado Division of Hospital Corporation of America (HCA) which is the largest private operator of healthcare facilities in the world and listed on the New York Stock Exchange.  Dr. Schewe has also developed a premium line of skin care and cosmetic products that help to naturally heal, protect, repair and subsequently maintain not only the damaged skin of cancer patients, but also individuals who have experienced skin damage resulting from aging, dryness, UV exposure, other illnesses, and environmental pollution. These products are manufactured and sold by Dr. Schewe’s company Elite Therapeutics.  Education: University of Missouri, Bachelor of Arts Biology.  University of Missouri School of Medicine.

Rick Calacci.  Director Since: February 1, 2007; Resigned January 19, 2012. Committee Memberships of Company: None. Independent Director: Yes. Principal Occupation: President of Access Sales Group, a provider of national coverage for “Best in Class”, “Variable Cost” and “Outsourcing Solution” sales, marketing and management services to meet the dynamic ever changing needs of the retail channel for vendor partners.  Other Directorships: None.  Prior Business Experience: General Manager / Sr. Vice President of Sales and Market for Hannspree California, Inc., a developer, manufacturer and distributor of LCD display technologies – 2005 to 2006, President of Moxell Technology, Inc., a Motorola consumer electronics licensee for displays, recording media, connectivity, IT and related accessory products in the Americas and Europe - 2003 to 2005, Senior Executive Vice President / Group General Manager – Consumer Electronics of Sharp Electronics Corporation, a leading global consumer electronics and home appliances company - 2001 to 2003, Vice President Sales of Toshiba America Consumer Products, a leading global consumer electronics and computer company from 1995 to 2001.  Served in other roles as Regional General Manager, Central Zone Vice President and Western Sales Group Vice President - 1984 to 1995, Sales Manager positions with Pioneer Video, Inc. and Sony Corporation of America - 1977 to 1983.  Education: Business program, Northern Illinois University and Rock Valley Junior College.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2011 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s Chief Executive Officer, VGE President and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Carl Kukkonen,	2011	-	-	604,568	291,416	-	895,984
Chief Executive Officer of Company	2010	-	-	604,568	288,562	-	893,130
	2009	40,000	-	676,412	35,000	-	751,412

Stephen J. Muzi,	2011	12,060	-	360,000	168,152	11,553	551,765
Chief Financial Officer, Treasurer and	2010	25,167	-	360,000	203,786	14,703	603,656
Secretary of Company	2009	51,040	-	368,244	65,417	15,210	499,911

Sung Hsien Chang,	2011	240,000	-	-	181,416	-	421,416
President of VIASPACE Green Energy, Inc.	2010	240,000	-	-	136,062	-	376,062
	2009	240,000	-	-	-	-	240,000

(1)
Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2010 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer.  The amount shown includes awards granted in and prior to 2007.  Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements for 2011.  There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

(2)
Dr. Kukkonen received $13,717 in additional stock awards in 2009, 2010 and 2011 for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan).  Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company on his behalf.

(3)
Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2011: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

Stock Option Grants

There were no stock options granted in 2011 to any of the Company’s Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2011.

VIASPACE INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2011

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	2,500,000	17,500,000		$0.012	2/12/20
Stephen Muzi	1,250,000	8,750,000		$0.012	2/12/20
Carl Kukkonen	5,000,000	-		$0.0225	8/19/19
Stephen Muzi	5,000,000	-		$0.0225	8/19/19
Stephen Muzi	2,875,000	125,000		$0.039	2/14/18
Stephen Muzi	250,000	-		$0.08	12/10/17

There were no shares of the Company’s common stock acquired during 2011 upon the exercise of the options.

VIASPACE Green Energy Inc. Stock Incentive Plan

On June 2, 2009, the BOD of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of VGE’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock (16.28% of outstanding shares at December 31, 2011).  The number of shares in the stock option plan will adjust annually and remain at 16.28% of outstanding shares.

Stock Option Grants

There were no VGE stock options granted in 2011 to any of the Company’s Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of VGE equity awards held by the Company’s Named Executive Officers on December 31, 2011.

VIASPACE GREEN ENERGY INC.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2011

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	481,257	68,743		$0.80	3/25/20
Sung Hsien Chang	481,257	68,743		$0.80	3/25/20
Stephen Muzi	218,757	31,243		$0.80	3/25/20

There were no shares of the Company’s common stock acquired during 2011 upon the exercise of the options.

Direct Methanol Fuel Cell Corporation Option Plan

As explained in the footnotes to the Company’s consolidated financial statements, the Company’s subsidiary, DMFCC also has in place an equity-based stock option plan that allows for the grant of stock options to employees, directors and consultants.  There were no grants of securities underlying options granted in 2011 by DMFCC to the Company’s Named Executive Officers.  There were no shares of DMFCC common stock acquired during 2011 upon the exercise of options by the Company’s Named Executive Officers.

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers in DMFCC on December 31, 2011.

DIRECT METHANOL FUEL CELL CORPORATION
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2011

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Carl Kukkonen	1,000,000	―	$0.005	4/18/12
Stephen J. Muzi	30,000	―	$0.05	11/22/12
Stephen J. Muzi	50,000	―	$0.05	1/14/15

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2011.

Director Compensation

(a)	(b)	(c)	(d)		(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Angelina Galiteva	―	―		$8,406	―		$8,406
Rick Calacci	―	―		$4,438	―		$4,438
Paul Kim	―	―	$	―	―	$	―
Kevin L. Schewe	―	―	$	―	―	$	―

(1)
Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2011 under FASB ASC Topic 718, and not an amount paid to or realized by the Director.  The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes.  There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

During 2011, no stock options were issued to non-employee directors and no cash compensation was paid to non-employee directors.  Directors of the Company, who are employees of the Company or of a Company subsidiary, do not receive additional compensation for their services as Directors.

Retirement Plans

The Company does not have any retirement plans at December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2012 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.  The mailing address for each person identified in this table is 131 Bells Ferry Lane, Marietta, Georgia 30066.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO (c)	70,483,992	25,000,000	95,483,992	6.8%
Sung Hsien Chang (d)	353,223,960	-	353,223,960	25.0%
Angelina Galiteva	903,764	3,875,000	4,778,764	0.3%
Paul Kim	-	125,000	125,000	0.0%
Kevin L. Schewe, MD (e)	92,000,000	125,000	92,125,000	6.5%

Other Named Officers:
Stephen J. Muzi, CFO	28,520,909	18,250,000	46,770,909	6.8%

All Named Executive Officers and Directors as a group (6 persons)	545,132,625	47,375,000	592,507,625	41.9%

(a)	Includes only options that become exercisable on or before May 27, 2012 and excludes options that become exercisable after such date.

(b)
The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 27, 2012 and the number of options of the beneficial owner that are exercisable on or before May 27, 2012 divided by the sum of the number of shares of Common Stock outstanding as of March 27, 2012 and the number of options of the beneficial owner that are exercisable on or before May 27, 2012.

(c)
Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 salary and is entitled to 44,394,324 unregistered shares of Company common stock which is not included in the number of shares beneficially owned since they have not been issued yet.

(d)	Mr. Chang is President of VGE and CEO of IPA BVI and IPA China. Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC and the Chang Family Foundation.

(e)	Dr. Schewe was appointed as a Director of the Company on January 19, 2012.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2011.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	71,932,462	$0.02	36,734,669
Equity compensation plans approved by security holders for DMFCC	1,396,000	0.02	604,000
Equity compensation plans approved by security holders for VGE	1,350,000	0.80	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	74,678,462	$0.03	37,388,669

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $63,000 from JJ for the year ended December 31, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2011, $42,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $139,000 and $97,000 at December 31, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at December 31, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,236,000	$1,259,000
Due from employee of IPA China	9,000	21,000
Total	$1,245,000	$1,280,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount was determined to be impaired at December and impairment expense of $353,000 was recorded.  The balance is $455,000 at December 31, 2011 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at December 31, 2011 and December 31, 2010.

Related Party Payables

At December 31, 2011 and December 31, 2010, the Company included as a related party payable $89,000 for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at December 31, 2011 and December 31, 2010, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at December 31, 2011 and December 31, 2010, the Company owed Dr. Kukkonen $503,000 and $302,000, respectively, for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock obligated to be issued to Dr. Kukkonen by the Company at December 31, 2011 for this amount is 44,394,324 shares.

The following table is a summary of Related Party Payables at December 31, 2011 and December 31, 2010:

	2010	2009
Due to employee of IPA China	$66,000	$6,000
Due to JJ International	10,000	17,000
Due to Carl Kukkonen	672,000	471,000
Due to Nobuyuki Denda	―	11,000
Due to Changs LLC	519,000	202,000
Total	$1,267,000	$707,000

Amounts shown as due to Changs LLC at December 31, 2011 and December 31, 2010, represent accrued interest related to the Note owed to Changs LLC discussed in Note 10.

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

At December 31, 2011 and December 31, 2010, there is accrued interest of $519,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

Director Independence

Our BOD has determined that it currently has three members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.  The independent directors are: Ms. Angelina Galiteva, Mr. Paul Kim and Dr. Kevin L. Schewe.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2011	2010
Audit Fees – Hein & Associates LLP	$23,000	$—
Audit Fees – Goldman Kurland and Mohidin, LLP	116,000	151,000
Audit-Related Fees	—	—
Tax Fees	9,000	7,000
	$148,000	$158,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.69A
Amendment to Employment Agreement dated May 16, 2011 by and among Registrant, VIASPACE Green Energy Inc. and Carl Kukkonen (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q  filed May 16, 2011).

10.70
Employment Agreement dated May 14, 2010 by and among Registrant, VIASPACE Green Energy Inc. and Stephen Muzi (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K filed May 18, 2010).

10.70A
Amendment to Employment Agreement dated May 16, 2011 by and among Registrant, VIASPACE Green Energy Inc. and Stephen Muzi (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q  filed May 16, 2011).

10.71	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.72	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
10.72A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).
14.1
VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

21	* List of subsidiaries of Company.
23.1	* Consent of Goldman Kurland Mohidin LLP dated March 30, 2012.
23.2	* Consent of Hein & Associates LLP dated March 30, 2012.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	* XBRL Instance Document
101.SCH	* XBRL Schema Document
101.CAL	* XBRL Calculation Linkbase Document
101.DEF	* XBRL Definition Linkbase Document
101.LAB	* XBRL Label Linkbase Document
101.PRE	* XBRL Presentation Linkbase Document

*	Filed herewith
**
Confidential treatment approved by the Securities and Exchange Commission on March 2, 2007.  Exhibit 10.13 received approval for confidential treatment through October 26, 2019.  Exhibit 10.14 received approval for confidential treatment through November 10, 2019.

  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 30, 2012
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 30, 2012
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ SUNG HSIEN CHANG	Director	March 30, 2012
Sung Hsien Chang

/s/ ANGELINA GALITEVA	Director	March 30, 2012
Angelina Galiteva

/s/ PAUL KIM	Director	March 30, 2012
Paul Kim

Director
Kevin L. Schewe

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VIASPACE Inc.

We have audited the accompanying consolidated balance sheet of VIASPACE Inc. as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,050,000. The Company expects such losses to continue.  In addition, the Company has limited working capital and based on current cash flows does not have sufficient funds to pay the May 2012 installment due on the note to Changs LLC. These facts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
VIASPACE Inc.

We have audited the accompanying consolidated balance sheet of VIASPACE Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity (deficit), and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASPACE Inc. and Subsidiaries as of December 31, 2010 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2010, in conformity with US generally accepted accounting principles.

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

/s/ Goldman Kurland and Mohidin LLP

Goldman Kurland and Mohidin LLP
Encino, California
March 30, 2011

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,141,000	$307,000
Accounts receivable	178,000	309,000
Inventory	268,000	551,000
Prepaid expenses	292,000	300,000
Related party receivables	1,245,000	1,280,000
Other current assets	25,000	163,000
TOTAL CURRENT ASSETS	3,149,000	2,910,000

FIXED ASSETS:
Fixed assets, net	1,097,000	999,000

OTHER ASSETS:
Land use right, net	517,000	558,000
Intellectual property, net	—	146,000
Grass license, net	427,000	453,000
Goodwill	5,015,000	12,322,000
Other assets	6,000	7,000
TOTAL OTHER ASSETS	5,965,000	13,486,000

TOTAL ASSETS	$10,211,000	$17,395,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$741,000	$621,000
Accrued expenses	218,000	269,000
Current portion of long-term debt	—	12,000
Due to Changs LLC	866,000	1,066,000
Related party payables	1,267,000	707,000
TOTAL CURRENT LIABILITIES	3,092,000	2,675,000

LONG-TERM LIABILITIES:
Due to Changs LLC	4,265,000	4,265,000

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,333,796,601 and 1,228,651,926 shares issued and outstanding in 2011 and 2010, respectively	1,334,000	1,229,000
Additional paid in capital	43,653,000	42,165,000
Accumulated comprehensive income	—	25,000
Accumulated deficit	(43,050,000)	(35,568,000)
Total stockholders’ equity	1,937,000	7,851,000
Noncontrolling interest	917,000	2,604,000
Total equity	2,854,000	10,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,211,000	$17,395,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011		2010
REVENUES
Security		$113,000		$388,000
Energy		—		8,000
Framed-artwork		6,631,000		3,240,000
Grass		15,000		7,000
Total revenues		6,759,000		3,643,000

COST OF REVENUES		4,688,000		2,634,000
GROSS PROFIT		2,071,000		1,009,000

OPERATING EXPENSES
Operations		267,000		178,000
Selling, general and administrative		3,589,000		3,650,000
Goodwill impairment		7,307,000		―
Total operating expenses		11,163,000		3,828,000
LOSS FROM OPERATIONS		(9,092,000)		(2,819,000)

OTHER INCOME (EXPENSE)
Interest expense		(317,000)		(312,000)
Other income		202,000		173,000
Other expenses		(14,000)		(3,000)
Total other income (expense)		(129,000)		(142,000)

LOSS BEFORE INCOME TAXES		(9,221,000)		(2,961,000)
Income taxes		138,000		―
NET LOSS		(9,359,000)		(2,961,000)
Net loss attributed to noncontrolling interests		1,877,000		128,000
NET LOSS ATTRIBUTED TO VIASPACE		$(7,482,000)		$(2,833,000)

NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,297,678,969		1,110,584,827

*     Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2011	2010
NET LOSS ATTRIBUTED TO VIASPACE	$(7,482,000)	$(2,833,000)

Other Comprehensive Income:
Foreign currency translation	25,000	(25,000)
Subtotal	25,000	(25,000)
COMPREHENSIVE LOSS	$(7,457,000)	$(2,858,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total

BALANCE, DECEMBER 31, 2009	903,505,407	$904,000	$37,071,000	$	―	$(32,730,000)	$5,245,000	$6,967,000	$12,212,000

Net loss						(2,833,000)	(2,833,000)		(2,833,000)
Noncontrolling share								(134,000)	(134,000)
Share exchange between VIASPACE and VGE shareholders								(4,229,000)	(4,229,000)
Cash distribution from Ionfinity, LLC			5,000			(5,000)	―		―
Foreign currency translation					25,000		25,000		25,000
Shares issued to Sung Hsien Chang and related parties related to Share Purchase Agreement	241,667,000	242,000	3,987,000				4,229,000		4,229,000
Stock compensation expense related to stock options			779,000				779,000		779,000
Shares issued for services	83,479,519	83,000	1,131,000				1,214,000		1,214,000
Repayment of Sung Hsien Chang receivable with shares of stock issued to IPA BVI			(808,000)				(808,000)		(808,000)

BALANCE, DECEMBER 31, 2010	1,228,651,926	$1,229,000	$42,165,000		$25,000	$(35,568,000)	$7,851,000	$2,604,000	$10,455,000

Net loss						(7,482,000)	(7,482,000)		(7,482,000)
Noncontrolling share								(1,876,000)	(1,876,000)
Foreign currency translation					(25,000)		(25,000)		(25,000)
Stock compensation expense related to stock options			673,000				673,000		673,000
Shares issued for services	105,144,675	105,000	1,004,000				1,109,000		1,109,000
Noncontrolling interest in VGE stock option compensation expense			(189,000)				(189,000)	189,000	―

BALANCE, DECEMBER 31, 2011	1,333,796,601	$1,334,000	$43,653,000	$	―	$(43,050,000)	$1,937,000	$917,000	$2,854,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributed to VIASPACE		$(7,482,000)		$(2,833,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		98,000		82,000
Amortization of intangible assets		83,000		83,000
Goodwill impairment		7,307,000		―
License to patents impairment		130,000		―
Stock option compensation		673,000		779,000
Stock compensation related to stock issued		790,000		911,000
Operating expenses paid in stock		214,000		645,000
Bad debt expense		64,000		―
Gain (loss) on disposal of assets		6,000		(15,000)
Noncontrolling interests		(1,877,000)		(134,000)
(Increase) decrease in:
Accounts receivable		67,000		(47,000)
Inventory		283,000		(96,000)
Prepaid expenses and other current assets		33,000		(87,000)
Increase (decrease) in:
Accounts payable		120,000		(120,000)
Accrued expenses and other		(147,000)		377,000
Related party payable		896,000		(155,000)
Net cash provided by (used in) operating activities		1,258,000		(610,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(251,000)		(157,000)
Investment in land lease		―		(13,000)
Proceeds from disposal of assets		64,000		17,000
Net cash used in investing activities		(187,000)		(153,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt		(12,000)		(32,000)
Payments to Changs LLC		(200,000)		―
Net cash used in financing activities		(212,000)		(32,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		(25,000)		―

NET DECREASE IN CASH AND EQUIVALENTS		834,000		(795,000)
CASH AND EQUIVALENTS, Beginning of year		307,000		1,102,000
CASH AND EQUIVALENTS, End of year		$1,141,000		$307,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―		$1,000
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Financing for 2011:
•	The Company issued 23,680,672 shares of common stock for future services valued at $234,000. This amount was recorded at issuance as prepaid expenses.

Supplemental Disclosure of Non-Cash Financing for 2010:
•	The Company issued 18,000,000 shares of common stock for future services valued at $257,000. This amount was recorded at issuance as prepaid expenses.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2011 AND 2010

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VIASPACE has a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

We are growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

We have two currently inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), that produced disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

The Company maintained a corporate office in Irvine, California through March 31, 2012.  Effective April 1, 2012, our corporate office is being relocated to Marietta, Georgia.  The Company also has business activities in China.

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

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,050,000. The Company expects such losses to continue. In addition, the Company has limited working capital and based on current cash flows does not have sufficient funds to pay the May 2012 installment due on the note to Changs LLC. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation - The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2010 consolidated financial statements to conform to the December 31, 2011 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At December 31, 2011 and 2010, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At December 31, 2011 and 2010, the Company recorded $417,000 and $2,185,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

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

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

The following is a summary of inventory at December 31, 2010:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$460,000	$	―	$460,000
Grass	78,000		13,000	91,000
Total	$538,000		$13,000	$551,000

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

Land Use Right – All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  During the third quarter of 2011, VGE subleased 22 hectares (54 acres) of its land under lease to another party.  As of December 31, 2011, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

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

Intangible Assets - The Company amortizes intangible assets with definite lives using the straight-line method over their established lives, generally 1-30 years. Additionally, the Company tests these assets with established lives for impairment if conditions exist that indicate that carrying values may not be recoverable. Possible conditions leading to the unrecoverability of these assets include changes in market conditions, changes in future economic conditions or changes in technological feasibility that impact the Company’s assessments of future operations. If the Company determines that an impairment charge is needed, the charge will be recorded in selling, general and administrative expenses in the consolidated statements of operations.

Goodwill - Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identiﬁable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data.  VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.  As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 and $12,322,000 at December 31, 2011 and December 31, 2010, respectively.

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

Fair Value of Financial Instruments - “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Topic 850, requires the Company disclose estimated fair values of financial instruments at least annually.  The recorded value of accounts receivables, related party receivables, related party payables, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of long-term debt and liabilities approximate fair value.

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

Foreign Currency Translation and Comprehensive Income (Loss) – IPA China’s local currency is the Renminbi (“RMB”) and its functional currency is US dollars (“USD”).  For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the functional currency.   Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.   Translation adjustments arising from the use of different exchange rates from period to period are recorded in the Company’s statements of operations.  There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.  The sales of IPA BVI are in USD.

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

Research and Development - The Company charges research and development expenses to operations as incurred.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at December 31, 2011 and December 31, 2010:
	2011		2010
US Government customers	$	―	$6,000
Framed artwork customers		178,000	303,000
Total accounts receivable		$178,000	$309,000

NOTE 3 — PREPAID EXPENSES

During 2010 and 2011, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company.  As of December 31, 2011 and 2010, the remaining value of these agreements was $246,000 and $264,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $46,000 and $36,000 at December 31, 2011 and 2010, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Building	$795,000	$772,000
Machinery and equipment	466,000	417,000
Office equipment	82,000	127,000
Vehicles	225,000	170,000
Leasehold improvements	―	1,000
Total property and equipment	1,568,000	1,487,000
Less: Accumulated depreciation	471,000	488,000
Fixed assets, net	$1,097,000	$999,000

Depreciation was $98,000 for 2011 and $82,000 for 2010.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Land use right	$720,000	$720,000
Less: Accumulated amortization	203,000	162,000
Land use right, net	$517,000	$558,000

Amortization was $41,000 for 2011 and 2010.  The amortization for the next five years from December 31, 2011 will be:  2012 - $34,000; 2013 - $30,000; 2014 - $30,000; 2015 - $30,000; and 2016 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

Intellectual Property

Intangible asset balances for intellectual property for DMFCC are comprised of the following at December 31, 2011 and December 31, 2010, respectively:

	2011		2010
License to patent	$	―	$226,000
Less: Accumulated amortization		―	80,000
Intellectual property, net	$	―	$146,000

The Company performed an impairment analysis at December 31, 2011 and wrote-off $130,000 of additional amortization expense related to the license to patents for DMFCC.  Regular amortization was $16,000 for 2011 and $16,000 for 2010.  During the fourth quarter of 2011, the Company recorded impairment expense related to the license to patents on the books of DMFCC.

License to Grass

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

Amortization was $26,000 in 2011 and $25,000 in 2010.  The amortization expense for the next five years from December 31, 2011 will be $25,000 in each year.

License to Grass is composed of the following at December 31, 2011 and December 31, 2010:

	2011	2010
License to Grass	$507,000	$507,000
Less: Accumulated amortization	80,000	54,000
License to Grass, net	$427,000	$453,000

Goodwill

As explained in Note 8, VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.  As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 and $12,322,000 at December 31, 2011 and December 31, 2010, respectively.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of December 31, 2011 and December 31, 2010, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of December 31, 2011 and December 31, 2010, the Company owned 75.6% and 75.7%, respectively, of the outstanding shares of VGE.  VGE owns 100% of the outstanding shares of IPA BVI.  IPA BVI owns 100% of the outstanding shares of IPA China.   During 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore.  At December 31, 2011, VIASPACE Pte. has no active operations or assets.

Ionfinity. As of December 31, 2011 and December 31, 2010, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The noncontrolling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

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

The amount paid by VIASPACE and VGE for the acquisition on October 21, 2008 was $15,832,000 composed of:  fair market value of VIASPACE stock issued - $4,589,000; VIASPACE loan to Chang - $4,800,000; and VIASPACE minority interest in VGE - $6,443,000.  The net assets acquired totaled $3,003,000.  The excess of value paid for the acquisition in excess of net assets acquired was assigned to:  grass license - $507,000 and goodwill - $12,322,000 which was recorded on the balance sheet of VIASPACE and VGE.

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

NOTE 9 — STOCK OPTIONS AND WARRANTS

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

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD.  36,734,669 shares were available for future grant at December 31, 2011.

During 2011, the Company granted 14,000,000 stock options to employees to purchase common shares.  During this same period, no stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.  During 2011, the Company issued 17,565,472 shares of common stock under the Plan to employees and consultants for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant.

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

	2011	2010
Risk free interest rate	1.60%	3.11%
Dividends	0%	0%
Volatility factor	124.49%	130.43%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	13.4%	16.1%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	56,130,000	$0.019
Granted	14,000,000	0.008
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2011	70,130,000	$0.017	6.8	$—
Exercisable at December 31, 2011	52,255,000	$0.019	6.8	$—

The weighted-average grant date fair value of stock options granted to employees during 2011 was $0.008 per share.  The Plan recorded $228,000 of compensation expense for employee and director stock options for 2011.  At December 31, 2011, there was $68,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years.  At December 31, 2011, the fair value of options vested for employees and directors was $418,000.  There were no options exercised during 2011.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan for 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2011	1,538,462	$0.02	0.6	$—
Exercisable at December 31, 2011	1,538,462	$0.02	0.6	$—

There were no stock options granted to consultants during 2011.  The Company recorded no compensation expense for consultant stock options during 2011.  At December 31, 2011, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At December 31, 2011, the fair value of options vested for consultants was $12,000.  There were no options exercised during 2011.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the BOD of DMFCC, BOD members of its parent company, consultants, and other independent advisors.  As of December 31, 2011, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During the year ended December 31, 2011, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan for 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at December 31, 2011	1,396,000	$.02	2.6	$	―
Exercisable at December 31, 2011	1,396,000	$.02	2.6	$	―

DMFCC recorded zero stock option compensation expense during 2011.  There were no options exercised during 2011.

VIASPACE Green Energy Inc. 2009 Stock Incentive Plan

On June 2, 2009, the Board of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock.  The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.   The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors.  50,000 shares were available for future grant at December 31, 2011.  There were no stock options issued during the year ended December 31, 2011.  There were no stock options cancelled during 2011.

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

For stock options issued in 2010, the fair value was estimated at the date of grant using the following range of assumptions:

2010
Risk free interest rate	3.37%
Dividends	0%
Volatility factor (estimated)	100.00%
Expected life	6.67 years
Annual forfeiture rate (estimated)	0%

The following table summarizes activity for employees and directors in VGE’s Plan at December 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2011	1,350,000	$0.80	8.2	$1,958,000
Exercisable at December 31, 2011	1,181,250	$0.80	8.2	$1,713,000

There were no stock options issued in the VGE Plan in 2011. The Company recorded $445,000 of compensation expense under the VGE Plan for employee and director stock options for the year ended December 31, 2011.  At December 31, 2011, there was $111,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan that is expected to be recognized over a weighted average period of approximately three months.  At December 31, 2011, the fair value of options vested for employees and directors was $945,000.  There were no options exercised during 2011.

Warrants

At December 31, 2011, the Company has issued warrants to purchase 264,000 common shares of the Company to non-affiliate parties at an exercise price of $0.30 per share.  These warrants expire March 8, 2012.  During 2011, warrants to purchase 360,000 common shares expired.

NOTE 10 — LONG-TERM DEBT

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

Loans with the CDC are comprised of the following at December 31, 2011 and December 31, 2010, respectively:

	2011		2010
CDC of the County of Los Angeles, secured, with interest at 5% due July 1, 2011	$	―		$12,000
Less Current Portion of Long-term Debt		―		12,000
Net Long-term Debt	$	―	$	―

Due to Changs LLC

VIASPACE was obligated to pay Sung Hsien Chang (“Chang”) $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities of VIASPACE or VGE.  All payments of VIASPACE or VGE common stock shall be valued at the 10-day average closing price of its respective common shares preceding the applicable payment date or by other reasonable methods determined by the board of directors of VIASPACE or VGE, as the case may be if the shares are not trading at the time of payment.  The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants. The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.  At December 31, 2011, the Company was in violation of the net worth covenant.  The Company received a waiver on this violation from Chang.

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

At December 31, 2011 and December 31, 2010, there is accrued interest of $519,000 and $202,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

NOTE 11 — STOCKHOLDERS’ EQUITY

Preferred Stock

At December 31, 2011 and December 31, 2010, the number of authorized shares of the Company’s preferred stock was 10,000,000.   The par value of the preferred stock is $0.001.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of December 31, 2011 and December 31, 2010, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2010, there were 1,228,651,926 shares of common stock outstanding.  During 2011, the Company issued 17,565,472 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 87,579,203 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2011 were recorded at fair market value determined by the price of the Company’s common stock trading on the OTC Bulletin Board on the date of grant.  Stock compensation of $1,108,000 was recorded relating to these share issuances.  As of December 31, 2011, there were 1,333,796,601 shares of common stock outstanding.

NOTE 12 — INCOME TAX

The Company (excluding IPA China) did not record a provision for income taxes for 2011 or 2010 as a result of operating losses.  The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $24,481,000 available at December 31, 2011 and State net operating loss carryovers of approximately $24,248,000 available at December 31, 2011, which expire through 2031.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at December 31, 2011.  As of the date of these financial statements, the 2010, 2009, and 2008 income tax years are open to examination by federal and state taxing authorities.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2011 and 2010, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2011.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2011 and 2010.

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2011 and 2010.

	2011		2010
U.S Statutory rates	34.0%		34.0%
State taxes, net of Federal benefit	5.7%		5.0%
Permanent differences	(0.8%	)	(4.8%	)
Change in Valuation allowance	(37.00%	)	(34.2.0%	)
Other	(1.9%	)	0
Effective income tax rate	0.0%		0.0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2010:

	2011		2010
Deferred Tax Assets:
Net operating loss carryforwards		$$9,738,000		$$9,218,000
Stock compensation expense		3,828,000		3,424,000
Intangibles		2,555,000		16,000
Related party interest		$126,000		123,000)
Total Deferred Tax Assets		16,247,000		12,781,000
Less: Valuation allowance		(16,247,000)		(12,781,000)

Net Deferred Tax Assets	$	―	$	―

IPA China Income Taxes

IPA China is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

The components of the Company’s income tax expense from operations for the year ended December 31, 2011 and December 31, 2010 for consisted of:

	2011	2010
Current:
PRC	$138,000	$	―

Income tax expense	$138,000	$	―

The following table reconciles the US statutory rates to IPA China’s effective tax rate for 2011 and 2010:

	2011		2010
U.S Statutory rates	34.0%		34.0%
Tax rate difference between the US and PRC	(9.0%	)	(9.0%	)
Change in Valuation allowance	―		(25.0%	)

Effective income tax rate	25.0%		0.0%

IPA BVI and VGE Income Taxes

IPA BVI and VGE are British Virgin Islands international company and not subject to any United States income taxes.  Companies in the United States that receive money from IPA BVI and VGE are responsible for paying United States income taxes on the money received.  IPA BVI and VGE do not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

Ionfinity Income Taxes

Ionfinity is a partnership where VIASPACE is a partner and receives an Internal Revenue Service Form K-1 annually which includes VIASPACE’s share of any income or loss of VIASPACE.   This amount is included on the VIASPACE Federal and state tax returns.

NOTE 13 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of December 31, 2011, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in four reportable segments.  The operations of DMFCC and VIASPACE Corporate’s energy related business are included in the Energy segment which is currently inactive.  The operations of Ionfinity are included in the Security segment.  The operations of IPA China and IPA BVI are included in the Framed Artwork segment.  The operations of VGE (but not including operations of its subsidiaries, IPA China and IPA BVI) are included in the Grass segment.

Energy Segment:

(i)
DMFCC: DMFCC is a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells.  Direct methanol fuel cells are expected to be replacements for traditional batteries and are expected to gain a substantial market share in the future because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge.  DMFCC is currently inactive.

(ii)
VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including batteries, alternative fuels, and new products to conserve energy and reduce emissions.  The segment is currently inactive.

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

Information on reportable segments for the years ended December 31, 2011 and 2010 is shown below:

	2011	2010
Income (Loss) From Operations:
Energy	$(166,000)	$(44,000)
Security	28,000	―
Framed-Artwork	(5,906,000)	408,000
Grass	(1,542,000)	(1,106,000)
Loss From Operations by Reportable Segments	(7,568,000)	(742,000)
Corporate Administrative Costs	(284,000)	(721,000)
Corporate Stock Compensation and Warrant Expense	(1,222,000)	(1,356,000)
Loss From Operations	$(9,092,000)	$(2,819,000)

	2011		2010
Assets:
Energy	$	―	$148,000
Security		145,000	132,000
Framed-Artwork		9,242,000	16,362,000
Grass		824,000	753,000
Total Assets		$10,211,000	$17,395,000

For 2011 and 2010, the Company had one customer which made up 97% and 74%, respectively, of our total consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2011 and 2010 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2011	2010
Stock Options	71,668,000	57,668,000
Warrants	264,000	624,000

The following table sets forth the computation of basic and diluted net loss per share for 2011 and 2010, respectively:

	2011		2010
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(7,482,000)		$(2,833,000)
Denominator:
Weighted average shares of common stock outstanding		1,297,678,969		1,110,584,827

Net loss per share of common stock, basic and diluted	$	*	$	*

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $63,000 from JJ for the year ended December 31, 2011.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the year ended December 31, 2011, $42,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $139,000 and $97,000 at December 31, 2011 and December 31, 2010, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at December 31, 2011 and December 31, 2010:

	2011	2010
Due from JJ International	$1,236,000	$1,259,000
Due from employee of IPA China	9,000	21,000
Total	$1,245,000	$1,280,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount was determined to be impaired at December and impairment expense of $353,000 was recorded.  The balance is $455,000 at December 31, 2011 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE at December 31, 2011 and December 31, 2010.

Related Party Payables

At December 31, 2011 and December 31, 2010, the Company included as a related party payable $89,000 for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at December 31, 2011 and December 31, 2010, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at December 31, 2011 and December 31, 2010, the Company owed Dr. Kukkonen $503,000 and $302,000, respectively, for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock obligated to be issued to Dr. Kukkonen by the Company at December 31, 2011 for this amount is 44,394,324 shares.

The following table is a summary of Related Party Payables at December 31, 2011 and December 31, 2010:

	2010	2009
Due to employee of IPA China	$66,000	$6,000
Due to JJ International	10,000	17,000
Due to Carl Kukkonen	672,000	471,000
Due to Nobuyuki Denda	―	11,000
Due to Changs LLC	519,000	202,000
Total	$1,267,000	$707,000

Amounts shown as due to Changs LLC at December 31, 2011 and December 31, 2010, represent accrued interest related to the Note owed to Changs LLC discussed in Note 10.

NOTE 16 — OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for 2011 and 2010 was $36,000 and $44,000, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should perform the two-step goodwill impairment test to calculate the fair value of a reporting unit. The update also provides additional examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Then Company adopted the new guidance effective with its December 31, 2011 financial statements.