Form 10-Q
period 2012-03-31
VIASPACE Inc.
filed 2012-05-14
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number 333-110680

VIASPACE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Bells Ferry Lane, Marietta, Georgia 30066
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,383,147,082 shares of $0.001 par value common stock issued and outstanding as of May 11, 2012.

VIASPACE INC.

INDEX
FISCAL QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$753,000	$1,141,000
Accounts receivable	220,000	178,000
Inventory	295,000	268,000
Prepaid expenses	246,000	292,000
Related party receivables	1,248,000	1,245,000
Other current assets	27,000	25,000
TOTAL CURRENT ASSETS	2,789,000	3,149,000

FIXED ASSETS:
Fixed assets, net	1,091,000	1,097,000

OTHER ASSETS:
Land use right, net	507,000	517,000
Grass license, net	421,000	427,000
Goodwill	5,015,000	5,015,000
Other assets	6,000	6,000
TOTAL OTHER ASSETS	5,949,000	5,965,000

TOTAL ASSETS	$9,829,000	$10,211,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$719,000	$741,000
Accrued expenses	185,000	218,000
Due to Changs LLC	866,000	866,000
Related party payables	1,292,000	1,267,000
TOTAL CURRENT LIABILITIES	3,062,000	3,092,000

LONG-TERM LIABILITIES:
Due to Changs LLC	4,265,000	4,265,000

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2012 and 2011	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,365,726,245 and 1,333,796,601 shares issued and outstanding in 2012 and 2011, respectively	1,366,000	1,334,000
Additional paid in capital	43,985,000	43,653,000
Accumulated deficit	(43,650,000)	(43,050,000)
Total stockholders’ equity	1,701,000	1,937,000
Noncontrolling interest	801,000	917,000
Total equity	2,502,000	2,854,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,829,000	$10,211,000

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012		2011
REVENUES
Framed-artwork		$577,000		$534,000
Grass		11,000		―
Security		―		48,000
Total revenues		588,000		582,000

COST OF REVENUES		433,000		461,000
GROSS PROFIT		155,000		121,000

OPERATING EXPENSES
Operations		45,000		36,000
Selling, general and administrative		840,000		873,000
Total operating expenses		885,000		909,000
LOSS FROM OPERATIONS		(730,000)		(788,000)

OTHER INCOME (EXPENSE)
Interest expense		(77,000)		(79,000)
Other income		139,000		20,000
Other expense		―		(1,000)
Gain of sale of marketable securities		―		6,000
Total other income (expense)		62,000		(54,000)

LOSS BEFORE INCOME TAXES		(668,000)		(842,000)
Income taxes		―		―

NET LOSS		(668,000)		(842,000)
Net loss attributed to noncontrolling interests		67,000		80,000
NET LOSS ATTRIBUTED TO VIASPACE		$(601,000)		$(762,000)

NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS—Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,354,296,728		1,255,735,431
____________
* Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
NET LOSS	$(668,000)	$(842,000)

Other Comprehensive Income:
Foreign currency translation	―	(5,000)
Subtotal	—	(5,000)
Comprehensive loss attributable to noncontrolling interests (all attributable to net loss)	67,000	80,000
COMPREHENSIVE LOSS ATTRIBUTED TO VIASPACE	$(601,000)	$(767,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(668,000)		$(842,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		24,000		22,000
Amortization of intangible assets		16,000		21,000
Stock option compensation expense		143,000		170,000
Stock compensation expense related to stock issued		249,000		249,000
Operating expenses paid in stock issued		43,000		46,000
(Increase) decrease in:
Accounts receivable		(42,000)		140,000
Inventory		(27,000)		(301,000)
Prepaid expenses and other current assets		1,000		29,000
Increase (decrease) in:
Accounts payable		(22,000)		244,000
Accrued expenses and other		(33,000)		2,000
Related party, net		22,000		142,000
Net cash used in operating activities		(294,000)		(78,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(19,000)		(22,000)
Net cash used in investing activities		(19,000)		(22,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to noncontrolling interests		(75,000)		―
Payments on short-term debt		―		(4,000)
Net cash used in financing activities		(75,000)		(4,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		―		5,000

NET DECREASE IN CASH AND CASH EQUIVALENTS		(388,000)		(99,000)
CASH AND CASH EQUIVALENTS, Beginning of period		1,141,000		307,000
CASH AND CASH EQUIVALENTS, End of period		$753,000		$208,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2011:
●	The Company issued 13,680,672 shares of the Company’s common stock for future services valued at $134,000. This amount was recorded at issuance as prepaid expenses.

 The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VIASPACE has a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a People’s Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant KingTM Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,650,000. The Company expects such losses to continue. In addition, the Company has limited working capital and based on current cash flows does not have sufficient funds to pay the May 14, 2012 installment due on the note to Changs LLC. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on April 2, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements.  All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the March 31, 2011 consolidated financial statements, to conform to the March 31, 2012 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At March 31, 2012 and December 31, 2011, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At March 31, 2012 and December 31, 2011, the Company recorded $301,000 and $417,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

Principles of Consolidation - The Company is generally a major shareholder of its affiliated companies which are consolidated. Affiliated companies include VGE, DMFCC and Ionfinity in which the Company owns, directly or indirectly, a controlling voting interest, are consolidated.  Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

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

The following is a summary of inventory at March 31, 2012:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$295,000	$	―	$295,000
Total	$295,000	$	―	$295,000

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

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

Land Use Right - All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  As of March 31, 2012, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

License - IPA China has a worldwide license for a fast-growing, high yield, low carbon, nonfood energy crop called GKG which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation.  IPA China sublicensed this right from China Gate Technology Co., Ltd. which, to our knowledge, obtained the original license from the inventor.  IPA China did not directly pay for the license.  VIASPACE issued shares of its common stock to Licensor upon the acquisition of IPA China by VIASPACE and VGE on October 21, 2008 to pay for the license.

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

Goodwill - Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identiﬁable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data.  VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition.  As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at March 31, 2012 and December 31, 2011.

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

Income Taxes - The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC is 25% for 2012 and 2011.  IPA BVI and VGE are British Virgin Islands international companies and not subject to any United States income taxes.  The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements.

Revenue Recognition - Framed art sales.  In accordance with FASB ASC Topic 605, IPA BVI and IPA China recognize product revenue provided: (1) persuasive evidence of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and (4) collection is reasonably assured.  Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The price is considered fixed or determinable when it is not subject to refund or adjustments.  Our standard shipping terms are free on board shipping point.  Some of the Company’s products are sold in the PRC and are subject to Chinese value-added tax.  This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  Revenue is recorded net of VAT taxes.

Grass Revenues.  VGE has generated revenues on fixed-price contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. In contracts with milestones, VGE treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

Cost of Revenues - Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Any write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Foreign Currency Translation and Comprehensive Income (Loss) - IPA China’s local currency is the Renminbi (“RMB”) and its functional currency is US dollars (“USD”).  For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the functional currency.   Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.   Translation adjustments arising from the use of different exchange rates from period to period are recorded in the Company’s statements of operations.  There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.  The sales of IPA BVI are in USD.

Segment Reporting and Geographic Information - "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Stock Based Compensation - VIASPACE, DMFCC and VGE have stock-based compensation plans.  The Company has adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718, using the modified prospective application transition method.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Research and Development - The Company charges research and development expenses to operations as incurred.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Framed artwork customers	$220,000	$178,000
Total accounts receivable	$220,000	$178,000

NOTE 3 — PREPAID EXPENSES

Prior to January 1, 2012, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company.  At March 31, 2012 and December 31, 2011, the remaining value of these agreements was $203,000 and $246,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $43,000 and $46,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Building	$795,000	$795,000
Machinery and equipment	486,000	466,000
Office equipment	80,000	82,000
Vehicles	225,000	225,000
Leasehold improvements	―	―
Total property and equipment	1,586,000	1,568,000
Less: Accumulated depreciation	495,000	471,000
Fixed assets, net	$1,091,000	$1,097,000

Depreciation was $24,000 and $22,000 for the three months ended March 31, 2012 and 2011 respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Land use right	$720,000	$720,000
Less: Accumulated amortization	213,000	203,000
Land use right, net	$507,000	$517,000

Amortization was $10,000 for the three months ended March 31, 2012 and 2011.  The amortization for the next five years from March 31, 2012 will be:  2013 - $33,000; 2014 - $30,000; 2015 - $30,000; 2016 - $30,000; and 2017 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

License to Grass

VIASPACE, through its majority owned subsidiary, VGE acquired IPA China and IPA BVI on October 21, 2008.  IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals.  VIASPACE issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition.  The grass license is amortized over an estimated useful life of 20 years.

Amortization was $6,000 and $7,000 for the three months ended March 31, 2012 and 2011, respectively.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at March 31, 2012 and December 31, 2011:

	2012	2011
License to Grass	$507,000	$507,000
Less: Accumulated amortization	86,000	80,000
License to Grass, net	$421,000	$427,000

Goodwill

VIASPACE, through its majority owned subsidiary, VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of March 31, 2012 and December 31, 2011, the Company owned 71.4% of the outstanding shares of DMFCC.

VGE. As of March 31, 2012 and December 31, 2011, the Company owned 75.6% of the outstanding shares of VGE.  VGE owns 100% of the outstanding shares of IPA BVI.  IPA BVI owns 100% of the outstanding shares of IPA China.   During 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore.  At March 31, 2012, VIASPACE Pte. is inactive.

Ionfinity. As of March 31, 2012 and December 31, 2011, the Company owned 46.3% of the outstanding membership interests of Ionfinity.  The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity.  The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The noncontrolling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements.

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

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD.  50,514,231 shares were available for future grant at March 31, 2012.

During 2012, the Company granted 4,000,000 stock options to employees to purchase common shares.  During 2012, 18,780,000 stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.  During 2012, the Company issued 1,000,438 shares of common stock under the Plan to employees and consultants for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price.  The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date.  The Company calculated a forfeiture rate for employees and directors based on historical information.  A forfeiture rate of 0% is used for options granted to consultants.  The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.  For stock options issued to employees, directors, consultants and advisory board members for 2012 and 2011, the fair value was estimated at the date of grant using the following range of assumptions:

	2012	2011
Risk free interest rate	1.40%	1.60%
Dividends	0%	0%
Volatility factor	124.48%	124.49%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	34.4%	13.4%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,130,000	$0.017
Granted	4,000,000	0.008
Exercised	—	—
Forfeited	(18,780,000)	0.015
Outstanding at March 31, 2012	55,350,000	$0.016	6.7	$—
Exercisable at March 31, 2012	51,350,000	$0.017	6.6	$—

The weighted-average grant date fair value of stock options granted to employees during 2012 was $0.008 per share.  The Plan recorded $32,000 of compensation expense for employee and director stock options in 2012.  At March 31, 2012, there was $12,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately three years.  At March 31, 2012, the fair value of options vested for employees and directors was $508,000.  There were no options exercised during 2012.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	1,538,462	$0.02	0.3	$—
Exercisable at March 31, 2012	1,538,462	$0.02	0.3	$—

There were no stock options granted to consultants during 2012.  The Company recorded no compensation expense for consultant stock options during 2012.  At March 31, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At March 31, 2012, the fair value of options vested for consultants was $15,000.  There were no options exercised during 2012.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the BOD of DMFCC, BOD members of its parent company, consultants, and other independent advisors.  As of March 31, 2012, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During 2012, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan at March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	—	―
Outstanding at March 31, 2012	1,396,000	$.02	2.4	$	―
Exercisable at March 31, 2012	1,396,000	$.02	2.4	$	―

DMFCC recorded zero stock option compensation expense during 2012.  There were no options exercised during 2012.

VIASPACE Green Energy Inc. 2009 Stock Incentive Plan

On June 2, 2009, the Board of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock. The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 50,000 shares were available for future grant at March 31, 2012. There were no stock options issued during the three months ended March 31, 2012. There were no stock options cancelled during 2012.

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

The following table summarizes activity for employees and directors in VGE’s Plan at March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	1,350,000	$0.80	8.0	$3,375,000
Exercisable at March 31, 2012	1,350,000	$0.80	8.0	$3,375,000

There were no stock options issued in the VGE Plan in 2012. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2012. At March 31, 2012, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan. At March 31, 2012, the fair value of options vested for employees and directors was $1,080,000. There were no options exercised during 2012.

VIASPACE Warrants

The Company issued warrants in 2006 and 2007 to purchase 624,000 common shares of the Company to non-affiliate parties at exercise prices ranging from $0.30 to $0.60 per share.  At March 31, 2012, all of these previously issued warrants have expired.

NOTE 9 — SHORT-TERM AND LONG-TERM DEBT

Due to Changs LLC

VIASPACE was obligated to pay Sung Hsien Chang (“Chang”) $4,800,000 for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  On May 14, 2010, the Company entered into a secured Note with Chang designed to pay this amount.  Under the Note, the Company must pay Chang $5,331,025 over a five-year period.  Interest accrues at 6%.  The principal must be repaid in five equal installments of $1,066,205 on the first through fifth anniversary of the issuance date. Chang may elect to receive payments in cash or equity securities of VIASPACE or VGE.  All payments of VIASPACE or VGE common stock shall be valued at the 10-day average closing price of its respective common shares preceding the applicable payment date or by other reasonable methods determined by the board of directors of VIASPACE or VGE, as the case may be if the shares are not trading at the time of payment.  The Note is secured by certain assets of the Company, including all securities of VGE held by the Company.  The Note is also secured by the assets of VGE, IPA BVI and IPA China.  The Note may be accelerated upon an event of default under the note which includes failure to repay any amount owed, or breach of certain representations, warranties and covenants.  If VIASPACE defaults in its obligation to Chang, Chang may foreclose on all assets of our Company and/or our subsidiaries with the exception of any assets of DMFCC and Ionfinity.   He may also seize the equity interests of our interest in VGE.   Any of these actions would cause us to relinquish all ownership of our assets.  Under such circumstances, the common stock of the Company may lose all of its value The Note also includes various affirmative covenants, including legal compliance and insurance maintenance; and negative covenants, including maintaining a net worth of $5 million on a consolidated basis.  At December 31, 2011, the Company was in violation of the net worth covenant.  The Company received a waiver on this violation from Chang.

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

At March 31, 2012 and December 31, 2011, there is accrued interest of $596,000 and $519,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2012 and December 31, 2011, the number of authorized shares of the Company’s preferred stock was 10,000,000.   The par value of the preferred stock is $0.001.  On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of March 31, 2012 and December 31, 2011, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2011, there were 1,333,796,601 shares of common stock outstanding.  During 2012, the Company issued 1,000,438 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 30,929,206 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2012 were recorded at fair market value determined by the price of the Company’s common stock trading on the OTC Bulletin Board on the date of grant.  Stock compensation of $249,000 was recorded relating to these share issuances.  As of March 31, 2012, there were 1,365,726,245 shares of common stock outstanding.

NOTE 11 — INCOME TAX

The Company did not record a provision for income taxes for 2012 or 2011 as a result of operating losses.  The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $24,481,000 available at December 31, 2011 and State net operating loss carryovers of approximately $24,248,000 available at December 31, 2011, which expire through 2031.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at March 31, 2012.  As of the date of these financial statements, the 2010, 2009, and 2008 income tax years are open to examination by federal and state taxing authorities.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the three months ended March 31, 2012, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of March 31, 2012.

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

NOTE 12 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of March 31, 2012, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

(ii)
VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including batteries, alternative fuels, and new products to conserve energy and reduce emissions.  This segment is currently inactive.

Security Segment:

(i)
Ionfinity: Ionfinity is working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security.  Ionfinity is currently inactive.

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

Information on reportable segments for the three months ended March 31, 2012 and 2011 is shown below:

	2012	2011
Income (Loss) From Operations:
Framed-Artwork	$30,000	$14,000
Grass	(444,000)	(366,000)
Energy	—	(11,000)
Security	—	3,000
Loss From Operations by Reportable Segments	(414,000)	(360,000)
Corporate Administrative Costs	(36,000)	(121,000)
Corporate Stock Compensation Expense	(280,000)	(307,000)
Loss From Operations	$(730,000)	$(788,000)

	March 31, 2012	December 31, 2011
Assets:
Framed-Artwork	$8,643,000	$9,242,000
Grass	1,183,000	824,000
Security	3,000	145,000
Total Assets	$9,829,000	$10,211,000

For the three months ended March 31, 2012 and 2011, the Company had one customer which made up 97% and 84%, respectively, of our total consolidated revenues.

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

The following table sets forth common stock equivalents (potential common stock) for the three months ended March 31, 2012 and 2011, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2012	2011
Stock Options	56,888,462	57,668,000
Warrants	—	624,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012		2011
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(601,000)		$(762,000)
Denominator:
Weighted average shares of common stock outstanding		1,354,296,728		1,255,735,431
Net loss per share of common stock, basic and diluted	$	*	$	*
__________________
*  Less than $0.01 per share

NOTE 14 — RELATED PARTY TRANSACTIONS

Other than as listed below, we have not been a party to any significant transactions, proposed transactions, or series of transactions, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Related Party Receivables

Included in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011 are Related Party Receivables and Payables.  The Related Party Receivables and Payables are detailed below.  Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately.  JJ also acts as a distributor of product for VGE.  IPA China recorded revenues of $7,000 from JJ for the three months ended March 31, 2012.   IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%.  For the three months ended March 31, 2012, $10,000 was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $149,000 and $139,000 at March 31, 2012 and December 31, 2011, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at March 31, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,234,000	$1,236,000
Due from employee of IPA China	14,000	9,000
Total	$1,248,000	$1,245,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances.  Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI.  The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share.  This amount was determined to be impaired at December and impairment expense of $353,000 was recorded.  The balance is $455,000 at March 31, 2012 and December 31, 2011 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE.

Related Party Payables

At March 31, 2012 and December 31, 2011, the Company included as a related party payable $57,000 for accrued salary and partner draw due Dr. Kukkonen, CEO of ViaSpace LLC prior to its merger with the Company on June 22, 2005. In addition, at March 31, 2012 and December 31, 2011, the Company owes $80,000 to Dr. Kukkonen for a portion of 2008 and 2009 salary that was earned but not paid.  In addition, at March 31, 2012 and December 31, 2011, the Company owed Dr. Kukkonen $503,000 for deferred salary that will be paid in shares of VIASPACE stock in lieu of cash.  Total shares of common stock obligated to be issued to Dr. Kukkonen by the Company at March 31, 2012 for this amount is 44,394,324 shares.

The following table is a summary of Related Party Payables at March 31, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$56,000	$66,000
Due to JJ International	―	10,000
Due to Carl Kukkonen	640,000	672,000
Due to Changs LLC	596,000	519,000
Total	$1,292,000	$1,267,000

Amounts shown as due to Changs LLC at March 31, 2012 and December 31, 2011, represent accrued interest related to the Note owed to Changs LLC discussed in Note 9.

NOTE 15 — OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5.  Rent expense charged to operations for the three months ended March 31, 2012 and 2011 was $9,000 and $8,000, respectively.

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

NOTE 16 — FINANCIAL ACCOUNTING DEVELOPMENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.   Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2011 Annual Report on Form 10-K as filed with the SEC.

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) is a renewable energy company with a global reach. We operate in two separate businesses.  Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant KingTM Grass”.  VIASPACE has a majority ownership in VIASPACE Green Energy Inc., a British Virgin Islands (“BVI”) international business company (“VGE”) who is the parent company of Inter Pacific Arts Corporation, a BVI international business company (“IPA BVI”) and Guangzhou Inter Pacific Arts, a Peoples Republic of China (“PRC” or “China”) company (“IPA China”).  IPA China is a wholly-owned foreign enterprise headquartered in Guangdong province of China.  IPA BVI owns all equity interests of IPA China.  IPA BVI and IPA China specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. IPA China also has Giant King™ Grass (“GKG”), a proprietary dedicated energy crop, which can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics.   Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock.  GKG can also be used as animal feed.  GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and that this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of  GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy.   GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

The Company maintained a corporate office in Irvine, California through March 31, 2012.  Effective April 1, 2012, our corporate office has relocated to Marietta, Georgia.  The Company also has business activities in China.

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

VGE has generated revenues on fixed-price contracts.  These contracts have clear milestones and deliverables with distinct values assigned to each milestone. In contracts with milestones, VGE treats each milestone as an individual revenue agreement and only recognizes revenue for each milestone when all required revenue recognition conditions are met.

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

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Based upon their impairment analysis performed during the fourth quarter of 2011, management of the Company concluded there was an impairment of goodwill at December 31, 2011 and recorded an impairment adjustment.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of March 31, 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenues

Revenues were $588,000 and $582,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $6,000, or 1%.  IPA BVI and IPA China recorded revenues of $577,000 for the three months ended March 31, 2012 from the sales of framed-artwork primarily to retail U.S. customers, an increase of $43,000 from the comparable period in 2011 due to increased customer orders and demand for artwork.  Ionfinity incurred revenues of $48,000 for the three months ended March 31, 2011 and zero for the three months ended March 31, 2012 as all US government contracts were completed in 2011.  VGE recorded grass related revenues of $11,000 for the three months ended March 31, 2012 and zero for the three months ended March 31, 2011 due to VGE contracts recognized in 2012.

Cost of Revenues

Costs of revenues were $433,000 and $461,000 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $28,000.   IPA BVI and IPA China recorded increased cost of revenues of $6,000 due to increased sales of framed-artwork during for the three months ended March 31, 2012 as compared with the same period in 2011.  Ionfinity recorded lower cost of revenues of $44,000 during the three months ended March 31, 2012 as compared with the same period in 2011 as all US government contracts were completed in 2011.  Cost of revenues for VGE grass related sales were $10,000 for the three months ended March 31, 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2012 compared to the same period in 2011 was an increase in gross profit from $121,000 for the three months ended March 31, 2011 to $155,000 for the three months ended March 31, 2012, an increase of $34,000 or 28%.

Operations Expenses

Operations expenses were $45,000 and $36,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $9,000.  The increase is primarily due to operations expenses incurred by VGE in the growth of GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $840,000 and $873,000 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $33,000.  Stock option expenses decreased $27,000 for the three months ended March 31, 2012 as compared with the same period in 2011 as vesting was completed related to certain previously issued stock options.  Accounting expenses decreased $32,000 in 2012 as compared with the same period in 2011 due to a reduction in audit fees from a change in auditors.  Consulting decreased $29,000 due to lower business development costs in 2012 as compared with 2011. Public relations expenses decreased $23,000 as the Company incurred lower investor relations expenses.  Payroll and benefits increased $66,000 for the three months ended March 31, 2012 as compared to the same period in 2011 due to lower compensation levels in 2012.  Other selling, general and administrative expenses, net, increased by $12,000 for the three months ended March 31, 2012 compared with the same period in 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses and selling, general and administrative expenses, and goodwill impairment expense was an decrease in the loss from operations from $788,000 for the three months ended March 31, 2011 to a loss from operations of $730,000 for the three months ended March 31, 2012, a decrease of $58,000.

Other Income (Expense), Net

Other Income

Other income increased $119,000 for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2012 was $668,000.   Non-cash expenses totaled $475,000 for the three months ended March 31, 2012 primarily due to stock options and stock compensation expense.   Cash used by changes in operating assets and liabilities was $101,000 in 2012.  Working capital used $190,000 in 2012.  Net cash used in operating activities was $294,000 for the three months ended March 31, 2012.

Net cash used in investing activities was $19,000 for 2012 primarily due to equipment purchased by VGE for the GKG business.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,650,000. The Company expects such losses to continue. In addition, the Company has limited working capital and based on current cash flows does not have sufficient funds to pay the May 14, 2012 installment due on the note to Changs LLC. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

The following table summarizes our long-term contractual obligations at March 31, 2012:

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

At March 31, 2012 and December 31, 2011, there is accrued interest of $596,000 and $519,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Risk. Although we use US dollars as our reporting currency and our artwork revenue is denominated in US dollars, our operations are carried out in RMB and we maintain RMB denominated bank accounts. We, therefore, are subject to currency risk. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the US dollar or any other currency nonetheless may fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the US dollar. Unfavorable changes in the exchange rate between the RMB and the US dollar may result in a material effect upon accumulated other comprehensive income recorded as a charge in shareholders’ equity. We do not use derivative instruments to reduce our exposure to foreign currency risk.

In addition, the RMB is not a freely convertible currency. IPA China, our Chinese subsidiary, is not permitted to pay outstanding current account obligations in foreign currency, but rather must present the proper documentation to a designated foreign exchange bank. We cannot guarantee that all future local currency can be repatriated.

Inflation. Although China has experienced an increasing inflation rate, inflation has not had a material impact on our results of operations during 2012 and 2011.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

For the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2012.

ITEM 1A. RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as set forth below:

Risks Related To Our Business

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the three months ended March 31, 2012 was $668,000.  We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG sales, framed-artwork sales, customer contracts, product sales or other sources.  Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies.  To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies.  We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company had one customer who made up 97% of the consolidated revenues of the Company for the three months ended March 31, 2012.  We believe this trend of revenues to a few customers will continue in the near future.  A loss of any customer by the Company could significantly reduce recognized revenues.

If we default on our secured debt to Chang, we may lose our interests in IPA BVI and IPA China.

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”) which has subsequently been transferred to Changs LLC as described below.  The Company must pay Changs LLC $5,331,025 over a five-year period.  Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  Interest accrues at 6%.  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). Under the Note Amendment, VIASPACE must pay Changs LLC principal in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment is due May 14, 2012.  Changs LLC may elect to receive payments in cash or VIASPACE equity securities. In addition, as part of the Note Amendment, the Note was assigned from Chang to Changs LLC, a limited liability company owned by Mr. Chang and his wife.  On September 23, 2011, VIASPACE made an advance payment of $200,000 on the installment payment due to Changs LLC on May 14, 2012.   The current amount of the installment payment due to Changs LLC on May 14, 2012 is $866,205.  Accrued interest due on the Note at May 14, 2012 is $632,562.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,365,726,245 were issued and outstanding as of March 31, 2012.  Of these issued and outstanding shares, 545,132,625 shares (39.9%) are currently held by our executive officers, directors and principal shareholders (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, Director and President of VGE; Ms. Angelina Galiteva, Director; and Dr. Kevin L. Schewe, Director).  Of the shares issued and outstanding at March 31, 2012, 547,986,896 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  817,739,349 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2012.

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

Our executive officers, directors and principal shareholders own 39.9% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold 39.9% of our outstanding shares as of March 31, 2012.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2012, the Company issued Dr. Carl Kukkonen, CEO of the Company, 6,297,585 unregistered shares of the Company’s common stock for salary valued at $50,400.  On January 3, 2012, the Company issued Mr. Stephen Muzi, CFO of the Company, 3,750,000 unregistered shares of the Company’s common stock for salary valued at $30,000.  On February 1, 2012, the Company issued Dr. Kukkonen 6,629,037 unregistered shares of the Company’s common stock for salary valued at $50,400.  On February 1, 2012, the Company issued Mr. Muzi 3,947,368 unregistered shares of the Company’s common stock for salary valued at $30,000.  On March 5, 2012, the Company issued Dr. Kukkonen 6,459,062 unregistered shares of the Company’s common stock for salary valued at $50,400.  On March 5, 2012, the Company issued Mr. Muzi 3,846,154 unregistered shares of the Company’s common stock for salary valued at $30,000.

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

VIASPACE Inc. (Registrant)

Date: May 11, 2012	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: May 11, 2012	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer