Form 10-Q
period 2012-06-30
VIASPACE Inc.
filed 2012-08-14
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,383,147,082 shares of $0.001 par value common stock issued and outstanding as of August 13, 2012.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$522,000	$1,141,000
Accounts receivable	276,000	178,000
Inventory	286,000	268,000
Prepaid expenses	206,000	292,000
Related party receivables	1,238,000	1,245,000
Other current assets	25,000	25,000
TOTAL CURRENT ASSETS	2,553,000	3,149,000

FIXED ASSETS:
Fixed assets, net	1,133,000	1,097,000

OTHER ASSETS:
Land use right, net	499,000	517,000
Grass license, net	415,000	427,000
Goodwill	5,015,000	5,015,000
Other assets	5,000	6,000
TOTAL OTHER ASSETS	5,934,000	5,965,000

TOTAL ASSETS	$9,620,000	$10,211,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$745,000	$741,000
Accrued expenses	198,000	218,000
Due to Changs LLC	5,131,000	866,000
Related party payables	1,152,000	1,267,000
TOTAL CURRENT LIABILITIES	7,226,000	3,092,000

LONG-TERM LIABILITIES:
Due to Changs LLC	–	4,265,000

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2012 and 2011	–	–
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,383,147,082 and 1,333,796,601 shares issued and outstanding in 2012 and 2011, respectively	1,383,000	1,334,000
Additional paid in capital	44,132,000	43,653,000
Accumulated deficit	(43,923,000)	(43,050,000)
Total stockholders’ equity	1,592,000	1,937,000
Noncontrolling interest	802,000	917,000
Total equity	2,394,000	2,854,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,620,000	$10,211,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
REVENUES
Framed-artwork		$1,022,000		$2,775,000		$1,599,000		$3,309,000
Security		―		45,000		―		93,000
Energy		―		―		―		―
Grass		27,000		3,000		38,000		3,000
Total revenues		1,049,000		2,823,000		1,637,000		3,405,000

COST OF REVENUES		719,000		1,924,000		1,152,000		2,385,000
GROSS PROFIT		330,000		899,000		485,000		1,020,000

OPERATING EXPENSES
Operations		53,000		60,000		98,000		96,000
Selling, general and administrative		494,000		833,000		1,334,000		1,706,000
Total operating expenses		547,000		893,000		1,432,000		1,802,000
INCOME (LOSS) FROM OPERATIONS		(217,000)		6,000		(947,000)		(782,000)

OTHER INCOME (EXPENSE)
Interest expense		(76,000)		(80,000)		(153,000)		(159,000)
Other income		20,000		62,000		159,000		82,000
Other expense		―		―		―		(1,000)
Gain on sale of marketable securities		―		―		―		6,000
Total other expense		(56,000)		(18,000)		6,000		(72,000)

LOSS BEFORE INCOME TAXES		(273,000)		(12,000)		(941,000)		(854,000)
INCOME TAXES		―		―		―		―

NET LOSS		(273,000)		(12,000)		(941,000)		(854,000)
Net loss attributed to noncontrolling interests		―		(128,000)		67,000		(48,000)
NET LOSS ATTRIBUTED TO VIASPACE		$(273,000)		$(140,000)		$(874,000)		$(902,000)

LOSS PER SHARE OF COMMON STOCK INCLUDING NONCONTROLLING INTERESTS —Basic and diluted	$	*	$	*	$	*	$	*
Noncontrolling interests		*		*		*		*
NET LOSS PER SHARE OF COMMON STOCK ATTRIBUTED TO VIASPACE SHAREHOLDERS—Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,380,114,086		1,289,112,524		1,367,205,406		1,272,516,179
* Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

4

VIASPACE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET LOSS ATTRIBUTED TO VIASPACE	$(273,000)	$(140,000)	$(874,000)	$(902,000)

Other Comprehensive Income:
Foreign currency translation	―	7,000	―	12,000
Subtotal	―	7,000	―	12,000
COMPREHENSIVE LOSS	$(273,000)	$(133,000)	$(874,000)	$(890,000)

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(941,000)		$(854,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		52,000		46,000
Amortization of intangible assets		30,000		41,000
Stock option compensation expense		410,000		340,000
Stock compensation expense related to stock issued		147,000		497,000
Operating expenses paid in stock issued		80,000		132,000
(Increase) decrease in:
Accounts receivable		(98,000)		(205,000)
Inventory		(18,000)		(33,000)
Prepaid expenses and other current assets		6,000		7,000
Increase (decrease) in:
Accounts payable		4,000		422,000
Accrued expenses and other		(19,000)		(113,000)
Related party, net		(108,000)		241,000
Net cash provided by (used in) operating activities		(455,000)		521,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets		(89,000)		(24,000)
Net cash used in investing activities		(89,000)		(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to noncontrolling interests		(75,000)		―
Payments on short-term debt		―		(10,000)
Net cash used in financing activities		(75,000)		(10,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		―		12,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(619,000)		499,000
CASH AND CASH EQUIVALENTS, Beginning of period		1,141,000		307,000
CASH AND CASH EQUIVALENTS, End of period		$522,000		$806,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2011:

●	The Company issued 28,680,672 shares of the Company’s common stock for future services valued at $296,000. This amount was recorded at issuance as prepaid expenses.

 The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

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

We have two inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), that produced disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

The Company maintained a corporate office in Irvine, California through March 31, 2012.  Effective April 1, 2012, our corporate office was relocated to Marietta, Georgia.  The Company also has business activities in China.

Company Background - ViaSpace Technologies LLC (“ViaSpace LLC”) was founded in July 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense.  ViaSpace LLC had licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. On June 22, 2005, ViaSpace LLC acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. Upon completion of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company.  VIASPACE became a public company on June 22, 2005. On July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal, non-binding term sheets outlining the steps to cause the net effect of the orderly transfer of the Company's equity interest in VGE to Mr. Chang. In addition, non-binding term sheets have also been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under the term sheets, the VIASPACE secured debt to Chang will not have to be paid. After the transfer of the Company’s equity interest in VGE to Mr. Chang, the Company will no longer be able to consolidate the operations of VGE into the operations of the Company. Therefore, revenues from the framed art business will no longer be recognized in the Company’s operations. The Company’s future revenues are expected to be generated from commercial contracts to develop Giant King Grass in the rest of the world outside China and Taiwan. The Company does not have any commercial contracts currently. See Subsequent Events footnote for more information.

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,923,000. The Company expects such losses to continue. In addition, the Company has limited working capital and based on current cash flows did not have sufficient funds to pay the May 14, 2012 installment due on the note to Changs LLC. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  On July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal, non-binding term sheets outlining the steps to cause the net effect of an orderly transfer of the Company's equity interest in VGE to Mr. Chang. In addition, term sheets have also been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under the term sheets, the VIASPACE secured debt to Chang will not have to be paid. After the transfer of the Company’s equity interest in VGE to Mr. Chang, the Company will no longer be able to consolidate the operations of VGE into the operations of the Company. Therefore, revenues from the framed art business will no longer be recognized in the Company’s operations. The Company’s future revenues are expected to be generated from commercial contracts to develop Giant King Grass in the rest of the world outside China and Taiwan. The Company does not have any commercial contracts currently. See Subsequent Events footnote for more information.

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on April 2, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the June 30, 2011 consolidated financial statements, to conform to the June 30, 2012 consolidated financial statement presentation.

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

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of DMFCC, Ionfinity and VGE. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At June 30, 2012 and December 31, 2011, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At June 30, 2012 and December 31, 2011, the Company recorded $302,000 and $417,000, respectively, representing Common Shareholder NCIs in Ionfinity and VGE.

Principles of Consolidation - The Company is generally a major shareholder of its affiliated companies which are consolidated. Affiliated companies, including VGE, DMFCC and Ionfinity, which the Company owns, directly or indirectly, a controlling voting interest, are consolidated. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

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

Accounts Receivable Allowance for Doubtful Accounts - The allowance for doubtful accounts relates to specifically identified receivables that are evaluated individually for collectability. We determine a receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. At June 30, 2012 and December 31, 2011, there was no allowance for doubtful accounts recorded. For the three and six months ended June 30, 2012 and 2011, there was no bad debt expense recorded.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method. Market is determined using net realizable value. The Company writes down its inventory for estimated obsolescence, excess quantities and other factors in evaluating net realizable value.

The following is a summary of inventory at June 30, 2012:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$286,000	$	―	$286,000
Total	$286,000	$	―	$286,000

The following is a summary of inventory at December 31, 2011:

	Raw Materials	Finished Goods		Total
Framed-Artwork	$268,000	$	―	$268,000
Total	$268,000	$	―	$268,000

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

Land Use Right - All land in the PRC is government owned and cannot be sold to any individual or company.  IPA China acquired land use rights for the land occupied by its manufacturing facility in 2005.  As of June 30, 2012, VGE has land use rights of approximately 91 hectares, or 226 acres in Guangdong province of the PRC.

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

Goodwill - Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired subsidiary at the date of acquisition. Goodwill is measured at cost less accumulated impairment losses. Goodwill is not amortized but tested for impairment annually and whenever impairment indicators require. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment by management using a discounted cash flow methodology. This requires us to use significant judgment including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital and relevant market data. VIASPACE and VGE acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at June 30, 2012 and December 31, 2011.

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

Income Taxes - The Company utilizes “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For IPA China, the statutory corporate income tax rate for foreign enterprises in the PRC was 25% for 2011 and 2012. VGE and IPA BVI are British Virgin Islands international companies and not subject to United States income taxes. The Company does not have any deferred tax assets or liabilities recorded for the periods covered by the accompanying financial statements due to no significant book to tax basis differences existing.

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

Cost of Revenues - Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Any write-down of inventory to lower of cost or market is also recorded in cost of revenues.

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

Segment Reporting and Geographic Information - "Disclosures about Segments of an Enterprise and Related Information", codified in FASB ASC Topic 280, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Segment detail is shown in the footnotes below.

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

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents including stock options are included in the case where the Company has net income per share since their effect is dilutive, but these common stock equivalents are excluded from net loss per share calculations since their effect is anti-dilutive.

Research and Development - The Company charges research and development expenses to operations as incurred.

Reclassifications – Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Framed artwork customers	$253,000	$178,000
Grass customers	23,000	―
Total accounts receivable	$276,000	$178,000

NOTE 3 — PREPAID EXPENSES

Prior to January 1, 2012, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At June 30, 2012 and December 31, 2011, the remaining value of these agreements was $166,000 and $246,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $40,000 and $46,000 at June 30, 2012 and December 31, 2011, respectively.

NOTE 4 — FIXED ASSETS

Fixed assets are comprised of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Building	$800,000	$795,000
Machinery and equipment	550,000	466,000
Office equipment	81,000	82,000
Vehicles	225,000	225,000
Total property and equipment	1,656,000	1,568,000
Less: Accumulated depreciation	523,000	471,000
Fixed assets, net	$1,133,000	$1,097,000

Depreciation was $28,000 and $22,000 for the three months ended June 30, 2012 and 2011, respectively. Depreciation was $52,000 and $46,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 — LAND USE RIGHT

Land use right is composed of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Land use right	$720,000	$720,000
Less: Accumulated amortization	221,000	203,000
Land use right, net	$499,000	$517,000

Amortization was $8,000 and $10,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization was $18,000 and $21,000 for the six months ended June 30, 2012 and 2011, respectively. The amortization for the next five years from June 30, 2012 will be: 2013 - $32,000; 2014 - $30,000; 2015 - $30,000; 2016 - $30,000; and 2017 - $30,000.

NOTE 6 — INTANGIBLE ASSETS

License to Grass

VIASPACE, through its majority owned subsidiary, VGE acquired IPA China and IPA BVI on October 21, 2008. IPA China has a worldwide license to cultivate and sell a fast-growing high yield hybrid grass called GKG that has the potential to be used in the production of nonfood biofuels and, in the more immediate term, animal feedstock for dairy cows, pigs, sheep, goats, fish and other animals. VGE’s parent company, VIASPACE, issued 30,576,007 shares to the Licensor of the GKG valued at $507,000 on the date of acquisition. The grass license is amortized over an estimated useful life of 20 years.

Amortization was $6,000 for the three months ended June 30, 2012 and 2011. Amortization was $12,000 for the six months ended June 30, 2012 and 2011.  The amortization expense for the next five years will be $25,000 in each year.

License to Grass is composed of the following at June 30, 2012 and December 31, 2011:

	2012	2011
License to Grass	$507,000	$507,000
Less: Accumulated amortization	92,000	80,000
License to Grass, net	$415,000	$427,000

Goodwill

VIASPACE, through its majority owned subsidiary VGE, acquired IPA China and IPA BVI on October 21, 2008 and recorded goodwill of $12,322,000 related to the acquisition. As part of the Company’s annual impairment review as of December 31, 2011, a $7,307,000 goodwill impairment charge was recorded within the Company’s framed-artwork reportable segment due to lower than expected revenue and operating income growth. Goodwill was $5,015,000 at June 30, 2012 and December 31, 2011, respectively.

Intellectual Property

The Company performed an impairment analysis for intellectual property for DMFCC at December 31, 2011 and wrote-off $130,000 of additional amortization expense related to the license to patents for DMFCC. The intellectual property, net, on the consolidated balance sheets at June 30, 2012 and December 31, 2011 is zero. Amortization was zero and $4,000 for the three months ended June 30, 2012 and 2011, respectively. The amortization was $8,000 for the six months ended June 30, 2012 and 2011.

NOTE 7 — OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of June 30, 2012 and December 31, 2011, the Company owned 71.4% of the outstanding shares of DMFCC. At June 30, 2012, DMFCC is inactive.

VGE. As of June 30, 2012 and December 31, 2011, the Company owned 75.6% of the outstanding shares of VGE.  VGE owns 100% of the outstanding shares of IPA BVI. IPA BVI owns 100% of the outstanding shares of IPA China. During 2010, VGE established VIASPACE Green Energy Pte. Ltd. (“VIASPACE Pte.”), a company incorporated in the Republic of Singapore. At June 30, 2012, VIASPACE Pte. is inactive.

Ionfinity. As of June 30, 2012 and December 31, 2011, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The noncontrolling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements. At June 30, 2012, Ionfinity is inactive.

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

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD.  At June 30, 2012, there were 55,764,231 shares available for future grant.

During 2012, the Company granted 4,000,000 stock options to employees to purchase common shares.  During 2012, 24,030,000 stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.  During 2012, the Company issued 1,000,438 shares of common stock under the Plan to employees and consultants for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant.

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

	2012	2011
Risk free interest rate	1.40%	1.60%
Dividends	0%	0%
Volatility factor	124.48%	124.49%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	34.4%	13.4%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,130,000	$0.017
Granted	4,000,000	0.008
Exercised	—	—
Forfeited	(24,030,000)	0.015
Outstanding at June 30, 2012	50,100,000	$0.017	6.3	$—
Exercisable at June 30, 2012	47,850,000	$0.017	6.3	$—

The weighted-average grant date fair value of stock options granted to employees during 2012 was $0.008 per share.  The Plan recorded $36,000 of compensation expense for employee and director stock options in 2012.  At June 30, 2012, there was $11,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and 7 months.  At June 30, 2012, the fair value of options vested for employees and directors was $96,000.  There were no options exercised during 2012.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2012	1,538,462	$0.02	0.1	$—
Exercisable at June 30, 2012	1,538,462	$0.02	0.1	$—

There were no stock options granted to consultants during 2012.  The Company recorded no compensation expense for consultant stock options during 2012.  At June 30, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At June 30, 2012, the fair value of options vested for consultants was $3,000.  There were no options exercised during 2012.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the BOD of DMFCC, BOD members of its parent company, consultants, and other independent advisors.  As of June 30, 2012, options to purchase 1,396,000 shares of DMFCC common stock were outstanding and 604,000 shares remained available for grant under the DMFCC Option Plan.  Of these outstanding options, 1,030,000 are incentive stock options issued to employees and 366,000 are non-statutory stock options issued to consultants.  During 2012, DMFCC issued no stock options.

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

The following table summarizes activity in the DMFCC Option Plan at June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(1,000,000)	.005
Outstanding at June 30, 2012	396,000	$.05	2.2	$	―
Exercisable at June 30, 2012	396,000	$.05	2.2	$	―

DMFCC did not record any stock option compensation expense during 2012.  There were no options exercised during 2012.

VIASPACE Green Energy Inc. 2009 Stock Incentive Plan

On June 2, 2009, the Board of VGE adopted the 2009 Stock Incentive Plan (the “VGE Plan”). The VGE Plan was also approved by the holders of a majority of the Company’s common stock. The VGE Plan provided for the reservation for issuance under the Plan of 1,400,000 shares of VGE common stock.

The VGE Plan is designed to provide additional incentive to employees, directors and consultants of the Company through the awarding of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The VGE Board administers the VGE Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the VGE Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over a period determined by the VGE Board of Directors. 50,000 shares were available for future grant at June 30, 2012. There were no stock options issued during the three or six months ended June 30, 2012. There were no stock options cancelled during 2012.

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

The following table summarizes activity for employees and directors in VGE’s Plan at June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,350,000	$0.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2012	1,350,000	$0.80	7.8	$1,620,000
Exercisable at June 30, 2012	1,350,000	$0.80	7.8	$1,620,000

There were no stock options issued in the VGE Plan in 2012. The Company recorded $111,000 of compensation expense under the VGE Plan for employee and director stock options for the three months ended March 31, 2012. There was no stock option compensation expense recorded for the three months ended June 30, 2012. At June 30, 2012, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements under the VGE Plan. At June 30, 2012, the fair value of options vested for employees and directors was $1,080,000. There were no options exercised during 2012.

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

The Company did not have the cash available to pay Changs LLC on May 14, 2012. On July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal term sheets outlining the steps to cause the net effect of the orderly transfer of the Company's equity interest in VGE to Mr. Chang. In addition term sheets have also been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under the term sheets, the VIASPACE secured debt to Chang will not have to be paid. The term sheets are non-binding other than provisions relating to intercompany transfers, confidentiality and transaction-related expenses. The parties intend to draft, negotiate and finalize definitive documents based on the term sheets. See Subsequent Event footnote for additional information.

At June 30, 2012 and December 31, 2011, there is accrued interest of $432,000 and $519,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet. During the second quarter of 2012, $240,000 was paid to Changs LLC as partial payment on the accrued interest balance.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2012 and December 31, 2011, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.001. On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

Common Stock

As of June 30, 2012 and December 31, 2011, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2011, there were 1,333,796,601 shares of common stock outstanding. During 2012, the Company issued 1,000,438 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 48,350,043 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2012 were recorded at fair market value determined by the price of the Company’s common stock trading on the OTC Bulletin Board on the date of grant.  Stock compensation of $409,000 was recorded relating to these share issuances.  As of June 30, 2012, there were 1,383,147,082 shares of common stock outstanding.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company has accrued no interest or penalties at June 30, 2012.  As of the date of these financial statements, the 2010, 2009, and 2008 income tax years are open to examination by federal and state taxing authorities.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the three months ended June 30, 2012, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of June 30, 2012.

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

NOTE 12 — OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of June 30, 2012, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

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

Energy Segment:

(i)	DMFCC: DMFCC was a provider of disposable fuel cartridges and intellectual property protection for manufacturers of direct methanol and other liquid hydrocarbon fuel cells. Direct methanol fuel cells may become replacements for traditional batteries and could gain a substantial market share in the future because they offer longer operating time as compared to current lithium ion batteries and may be instantaneously recharged by simply replacing the disposable fuel cartridge. DMFCC is currently inactive.

(ii)	VIASPACE Corporate: VIASPACE Corporate is identifying and pursuing additional business opportunities in areas including batteries, alternative fuels, and new products to conserve energy and reduce emissions. This segment is currently inactive.

Security Segment:

(i)	Ionfinity: Ionfinity was working on a next-generation mass spectrometry technology, which could significantly improve the application of mass spectrometry for industrial process control and environmental monitoring and could also spawn a new class of detection systems for homeland security. Ionfinity is currently inactive.

Framed-Artwork Segment:

(i)	IPA China and IPA BVI: Specialize in manufacturing high-quality, copyrighted, framed artwork in the PRC which is sold to retail stores in the US.

Grass Segment:

(i)	VGE (but not including operations of its subsidiaries, IPA China and IPA BVI) and VIASPACE: VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called GKG in the PRC. GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. GKG can also be used as animal feed.

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

Information on reportable segments for the three and six months ended June 30, 2012 and 2011 is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (Loss) From Operations:
Energy	$–	$(9,000)	$–	$(20,000)
Security	–	25,000	–	28,000
Framed-Artwork	211,000	708,000	241,000	722,000
Grass	(225,000)	(372,000)	(669,000)	(738,000)
Loss From Operations by Reportable Segments	(14,000)	352,000	(428,000)	(8,000)
Corporate Administrative Costs	(37,000)	(39,000)	(73,000)	(160,000)
Corporate Stock Compensation Expense	(166,000)	(307,000)	(446,000)	(614,000)
Loss From Operations	$(217,000)	$6,000	$(947,000)	$(782,000)

	June 30, 2012	December 31, 2011
Assets:
Framed-Artwork	$8,466,000	$8,854,000
Grass	1,152,000	1,212,000
Security	2,000	145,000
Total Assets	$9,620,000	$10,211,000

For the three months ended June 30, 2012 and 2011, the Company had one customer which made up 94% and 97%, respectively, of our total revenues. For the six months ended June 30, 2012 and 2011, the Company had one customer which made up 95% of our total revenues in both periods.

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

The following table sets forth common stock equivalents (potential common stock) for the three months ended June 30, 2012 and 2011, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2012	2011
Stock Options	51,638,462	57,668,000
Warrants	–	624,000

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Basic and diluted net income (loss) per share:

Numerator:
Net income (loss) attributable to common stock		$(273,000)		$(140,000)		$(874,000)		$(902,000)
Denominator:
Weighted average shares of common stock outstanding		1,380,114,086		1,289,112,524		1,367,205,406		1,272,516,179
Net income (loss) per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

_____________________

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

Related Party Receivables

Included in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011 are Related Party Receivables and Payables. The Related Party Receivables and Payables are detailed below. Sung Hsien Chang is a Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI. JJ International (“JJ”) is a company owned by Sung Hsien Chang that operates separately. JJ also acts as a distributor of product for VGE. IPA China recorded revenues of $37,000 and $44,000 from JJ for the three and six months ended June 30, 2012, respectively. IPA BVI is charging JJ interest income on the outstanding receivable balance at an interest rate of 6%. For the three months and six months ended June 30, 2012, $9,000 and $19,000, respectively, was recorded as interest income to JJ and is included in Other Income in the Company’s Consolidated Statements of Operations. Included in the Due from JJ International amount shown below is $158,000 and $139,000 at June 30, 2012 and December 31, 2011, respectively, representing cumulative interest income charged to JJ.

The following table represents a summary of Related Party Receivables at June 30, 2012 and December 31, 2011:

	2012	2011
Due from JJ International	$1,238,000	$1,236,000
Due from employee of IPA China	―	9,000
Total	$1,238,000	$1,245,000

On April 14, 2010, Sung Hsien Chang owed IPA BVI $807,833 including interest for loans and advances. Mr. Chang repaid IPA BVI on that date by transferring 56,889,650 shares of the common stock of VIASPACE to IPA BVI. The amount was repaid at fair market value and represented a closing price of VIASPACE common stock of $0.0142 per share. This amount was determined to be impaired at December 31, 2011 and impairment expense of $353,000 was recorded. The balance is $455,000 at June 30, 2012 and December 31, 2011 and is shown as an asset on the balance sheet of IPA BVI, but eliminated as a consolidation entry between IPA BVI and VIASPACE.

Related Party Payables

The following table is a summary of Related Party Payables at June 30, 2012 and December 31, 2011:

	2012	2011
Due to employee of IPA China	$45,000	$66,000
Due to JJ International	―	10,000
Due to Carl Kukkonen	660,000	672,000
Due to Stephen Muzi	15,000	―
Due to Changs LLC	432,000	519,000
Total	$1,152,000	$1,267,000

Amounts shown as due to Changs LLC at June 30, 2012 and December 31, 2011, represent accrued interest related to the Note owed to Changs LLC discussed in Note 9.

NOTE 15 — OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Lease on land in the PRC is discussed in Note 1 and Note 5. Rent expense charged to operations for three months ended June 30, 2012 and June 30, 2011 was $8,000 and $10,000, respectively. Rent expense charged to operations for six months ended June 30, 2012 and June 30, 2011 was $17,000 and $18,000, respectively.

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

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi. Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum. These two-year employment agreements ended May 14, 2012.

On April 19, 2012, the VGE Board of Directors approved new one-year employment agreements beginning June 1, 2012 for Dr. Kukkonen, Mr. Chang and Mr. Muzi. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.

As discussed in the Subsequent Events footnote, on July 30, 2012, term sheets were signed associated with the separation of VIASPACE and VGE. In connection with these term sheets, Dr. Kukkonen and Mr. Muzi would relinquish their rights to these one-year employment contracts effective at the date of the signing of the definitive final agreements.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 16 — FINANCIAL ACCOUNTING DEVELOPMENTS

None.

NOTE 17 – SUBSEQUENT EVENTS

On July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal term sheets outlining the mechanism and orderly transfer of the Company's equity interest in VGE to Mr. Chang. In addition, term sheets have also been signed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan.

Under the term sheets, VIASPACE will no longer have any ownership in VGE and the VIASPACE secured debt to Chang will not have to be paid. After the separation is finalized, for financial reporting purposes, the Company will no longer be able to consolidate the operations of VGE into the operations of the Company. This means that the artwork revenues and gross profits reported by VGE will no longer be included in the consolidated operations of the Company. Additionally, fixed assets of VGE will no longer be included in the Company’s consolidated balance sheets. The term sheets are non-binding other than provisions relating to intercompany transfers, confidentiality and transaction-related expenses. The parties intend to draft, negotiate and finalize definitive documents based on the term sheets within the next two months.

The details of the term sheets will be announced and made public when the final definitive documents have been executed and filed with the Securities and Exchange Commission.

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

VGE is growing GKG on approximately 226 acres of leased land in China to serve as a nursery to provide seedlings for large bioenergy projects, a demonstration plantation for potential partners and customers to visit, to provide samples for testing by potential customers, and as a grass source for our own Green LogTM and pellet products.

On July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal term sheets outlining the mechanism and orderly transfer of the Company's equity interest in VGE to Mr. Chang. In addition, term sheets have also been signed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan.

Under the term sheets, VIASPACE will no longer have any ownership in VGE and the VIASPACE secured debt to Chang will not have to be paid. After the separation is finalized, for financial reporting purposes, the Company will no longer be able to consolidate the operations of VGE into the operations of the Company. This means that the artwork revenues and gross profits reported by VGE will no longer be included in the consolidated operations of the Company. Additionally, fixed assets of VGE will no longer be included in the Company’s consolidated balance sheets. The term sheets are non-binding other than provisions relating to intercompany transfers, confidentiality and transaction-related expenses. The parties intend to draft, negotiate and finalize definitive documents based on the term sheets within the next two months.

We have two inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), that produced disposable fuel cartridges that provide the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of June 30, 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

Revenues were $1,049,000 and $2,823,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $1,774,000, or 63%. IPA BVI and IPA China recorded revenues of $1,022,000 for the three months ended June 30, 2012 from the sales of framed-artwork primarily to retail U.S. customers, a decrease of $1,753,000 from the comparable period in 2011 due to decreased customer orders and demand for artwork from US customers.  Ionfinity incurred revenues of $45,000 for the three months ended June 30, 2011 and zero for the three months ended June 30, 2012 as all US government contracts were completed in 2011. VGE recorded grass related revenues of $27,000 for the three months ended June 30, 2012 and $3,000 for the three months ended June 30, 2011, an increase of $24,000 in 2012.

Cost of Revenues

Costs of revenues were $719,000 and $1,924,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $1,205,000, or 63%.   IPA BVI and IPA China recorded decreased cost of revenues of $1,209,000 due to reduced sales of framed-artwork to US customers during for the three months ended June 30, 2012 as compared with the same period in 2011. Ionfinity recorded lower cost of revenues of $18,000 during the three months ended June 30, 2012 as compared with the same period in 2011 as all US government contracts were completed in 2011.  Cost of revenues for VGE grass related sales increased $22,000 for the three months ended June 30, 2012 as compared with the same period in 2011 due to additional grass related sales in 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $899,000 for the three months ended June 30, 2011 to $330,000 for the three months ended June 30, 2012, a decrease of $569,000 or 63%.

Operations Expenses

Operations expenses were $53,000 and $60,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $7,000, or 12%.  The decrease is primarily due to lower operations expenses incurred by VGE in the growth of GKG in China.  This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $494,000 and $833,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $339,000. Stock option expenses decreased $166,000 for the three months ended June 30, 2012 as compared with the same period in 2011 as vesting was completed related to certain previously issued stock options. Stock compensation expense decreased $88,000 in 2012 as compared with 2011 as less stock was issued by the Company.  Consulting increased $14,000 due to increased business development costs in 2012 as compared with 2011. Public relations expenses decreased $57,000 in 2012 as the Company incurred lower investor relations expenses. Payroll and benefits increased $11,000 for the three months ended June 30, 2012 as compared to the same period in 2011 due to higher compensation levels in 2012. Selling expenses related to IPA decreased $37,000 in 2012 as compared with 2011 due to the impact of lower artwork sales in 2012 as compared with the same period in 2011. Other selling, general and administrative expenses, net, decreased by $16,000 for the three months ended June 30, 2012 compared with the same period in 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2012. For the three months ended June 30, 2011, the Company had income from operations of $6,000 compared with a loss from operations of $217,000 for the three months ended June 30, 2012, a decline of $223,000.

Other Income (Expense), Net

Other Income

Other income decreased $42,000 for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to Ionfinity recording other income in 2011 related to the settlement of contract costs related to its government contracts and no such other income was recorded in 2012.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenues

Revenues were $1,637,000 and $3,405,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1,768,000, or 52%.  IPA BVI and IPA China recorded revenues of $1,599,000 for the six months ended June 30, 2012 from the sales of framed-artwork primarily to retail U.S. customers, a decrease of $1,710,000 from the comparable period in 2011 due to decreased customer orders and demand for artwork from US customers.  Ionfinity incurred revenues of $93,000 for the six months ended June 30, 2011 and zero for the six months ended June 30, 2012 as all US government contracts were completed in 2011.  VGE recorded grass related revenues of $38,000 for the six months ended June 30, 2012 and $3,000 for the six months ended June 30, 2011, an increase of $35,000 in 2012.

Cost of Revenues

Costs of revenues were $1,152,000 and $2,385,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $1,233,000, or 52%.   IPA BVI and IPA China recorded decreased cost of revenues of $1,203,000 due to reduced sales of framed-artwork to US customers during for the six months ended June 30, 2012 as compared with the same period in 2011.  Ionfinity recorded lower cost of revenues of $62,000 during the six months ended June 30, 2012 as compared with the same period in 2011 as all US government contracts were completed in 2011.  Cost of revenues for VGE grass related sales increased $32,000 for the six months ended June 30, 2012 as compared with the same period in 2011 due to additional grass related sales in 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $1,020,000 for the six months ended June 30, 2011 to $485,000 for the six months ended June 30, 2012, a decrease of $535,000 or 52%.

Operations Expenses

Operations expenses were $98,000 and $96,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of $2,000, or 2%. The increase is primarily due to higher operations expenses incurred by VGE in the growth of GKG in China. This includes operating costs for salaries, equipment, maintenance, utilities and fuel costs.  The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,334,000 and $1,706,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $372,000.  Stock option expenses decreased $193,000 for the six months ended June 30, 2012 as compared with the same period in 2011 as vesting was completed related to certain previously issued stock options.  Stock compensation expense decreased $87,000 in 2012 as compared with 2011 as less stock was issued by the Company.  Accounting expenses decreased $30,000 in 2012 as compared with the same period in 2011 due to a reduction in audit fees from a change in auditors.  Consulting costs decreased $15,000 due to reduced business development costs from consultants in 2012 as compared with 2011. Public relations expenses decreased $80,000 in 2012 as the Company incurred lower investor relations expenses.  Payroll and benefits increased $77,000 for the six months ended June 30, 2012 as compared to the same period in 2011 due to higher compensation levels in 2012.  Selling expenses related to IPA decreased $40,000 in 2012 as compared with 2011 due to the impact of lower artwork sales in 2012 as compared with the same period in 2011. Other selling, general and administrative expenses, net, decreased by $4,000 for the six months ended June 30, 2012 compared with the same period in 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2012. For the six months ended June 30, 2011, the Company had loss from operations of $782,000 compared with a loss from operations of $947,000 for the six months ended June 30, 2012, a decline of $165,000.

Other Income (Expense), Net

Other Income

Other income increased $77,000 for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to the Company realizing income due to the forgiveness of indebtedness related to accounts payable of IPA.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2012 was $941,000.   Non-cash expenses totaled $719,000 for the six months ended June 30, 2012 primarily due to stock options and stock compensation expense.   Cash used by changes in operating assets and liabilities was $233,000 in 2012.  Net cash used in operating activities was $455,000 for the six months ended June 30, 2012.

Net cash used in investing activities was $89,000 for 2012 primarily due to capital expenditures by VGE for the GKG business.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $43,923,000. The Company expects such losses to continue. In addition, the Company has limited working capital and did have sufficient funds to pay the May 14, 2012 installment due on the note to Changs LLC. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal term sheets outlining the mechanism and orderly transfer of the Company's equity interest in VGE to Mr. Chang. In addition, term sheets have also been signed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under the term sheets, the VIASPACE secured debt to Chang will not have to be paid. After the transfer of the Company’s equity interest in VGE to Mr. Chang, the Company will no longer be able to consolidate the operations of VGE into the operations of the Company. Therefore, revenues from the framed art business will no longer be recognized in the Company’s operations. The Company’s future revenues are expected to be generated from commercial contracts to develop Giant King Grass in the rest of the world outside China and Taiwan. The Company does not have any commercial contracts currently. See Subsequent Events footnote to the financial statements for more information.

Contractual Obligations

The following table summarizes our long-term contractual obligations at June 30, 2012:

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

The Company did not have the cash available to pay Changs LLC on May 14, 2012. Subsequent to that date the Company negotiated a separation of VIASPACE and VGE and a GKG licensing agreement between VGE and VIASPACE. Term sheets related to these agreements were signed on July 30, 2012. See Subsequent Event footnote for additional information.

At June 30, 2012 and December 31, 2011, there is accrued interest of $432,000 and $519,000, respectively, arising from the Note included in related party payable in the Company’s Consolidated Balance Sheet. During the second quarter of 2012, $240,000 was paid to Changs LLC as partial payment on the accrued interest balance.

Employment Agreements

On May 14, 2010, VGE entered into two-year employment agreements with each of Carl Kukkonen, Sung Hsien Chang and Stephen Muzi. Dr. Kukkonen would serve as Chief Executive Officer of VGE, Mr. Chang as President of VGE, and Mr. Muzi as Chief Financial Officer, Treasurer and Secretary of VGE. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum. These two-year employment agreements ended May 14, 2012.

On April 19, 2012, the VGE Board of Directors approved new one-year employment agreements beginning June 1, 2012 for Dr. Kukkonen, Mr. Chang and Mr. Muzi. Dr. Kukkonen and Mr. Chang would receive a salary of $240,000 per annum and Mr. Muzi would receive $180,000 per annum.

As discussed in the Subsequent Events footnote, on July 30, 2012, term sheets were signed associated with the separation of VIASPACE and VGE. Dr. Kukkonen and Mr. Muzi will give up their rights to these one-year employment contracts effective at the date of the signing of the definitive final agreements.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2012.

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

For the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2012.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as set forth below:

Risks Related To Our Business

We have not paid our secured debt to Chang, and as a result, we will likely lose our equity interests in VGE, IPA BVI and IPA China. Although we are negotiating to operate the grass business through a license relationship with VGE, if we are unable to do to so, we will have no ongoing operating business.

On May 14, 2010, VIASPACE entered into a Secured Promissory Note with Sung Hsien Chang (“Chang”) and must pay Chang $5,331,025 over a five-year period.  Chang is a former Director of VIASPACE, President of VGE, and CEO of IPA China and IPA BVI.  Interest accrues at 6%.  On May 16, 2011, VIASPACE and Chang entered into an Amendment to Secured Promissory Note (the "Note Amendment"). Under the Note Amendment, VIASPACE was required pay Changs LLC principal in five equal installments of $1,066,205 on the second through sixth anniversary of the issuance date. The first payment was due May 14, 2012.

VIASPACE was not able to make the cash payment due to Chang on May 14, 2012, and pending notice from Chang, such payment delinquency has caused the Company to default on the Note. As a result Chang is entitled to foreclose on most of the assets of VIASPACE’s business, including without limitation, all shares of VGE capital stock which the Company has already pledged to Chang. If such foreclosure occurred, the Company would no longer have any ownership in VGE and would have no ongoing business.

To date, Chang has not foreclosed on the Company assets and instead has executed a non-binding term sheet with the Company on July 30, 2012 that would result in a recapitalization of VGE and a sublicense from VGE to VIASPACE (“VGE Separation”). In particular, among other things, the term sheet would result in: (1) VIASPACE no longer owning VGE equity; (2) Chang increasing his ownership of VGE equity; (3) the Company would not have to pay Chang for any obligations under the Note; and (4) the Company would obtain a sublicense to the Giant King Grass (GKG) license held by IPA China to commercialize and develop GKG anywhere in the world other than the PRC or Taiwan. The parties intend to negotiate and finalize definitive, binding agreements based on this term sheet in the next few months.

If the parties enter into such agreements, VIASPACE will no longer own have any ownership in VGE, IPA BVI and IPA China and thus will have no ownership in the framed artwork business any longer. It will no longer derive any revenue from such business. It will have a GKG sublicense which it intends to develop as its business going forward.

However, if the parties are unable to finalize such agreements and if Chang should foreclose on the assets, then the Company will likely declare bankruptcy and will likely cease ongoing operations. The shares of Company common stock will likely then lose all value.

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the six months ended June 30, 2012 was $941,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. Further, we will soon no longer have any ownership of VGE, and therefore no longer have any revenue from framed artwork business, currently our sole source of business. We will rely solely on the GKG grass business for revenue for the foreseeable future. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

Our revenues to date have been to a few customers in the framed artwork business which will soon no longer be owned by the Company. Therefore, the Company will lose substantially all of its current revenues which are related to the artwork business. after the VGE separation occurs.

The Company had one customer who made up 95% of the consolidated revenues of the Company for the six months ended June 30, 2012 related to the framed artwork business.  Whether through finalizing the VGE Separation or a foreclosure on the Company’s assets, we believe that the Company will no longer have majority ownership of VGE, and thus, no longer own the framed artwork business. Therefore, the Company will suffer significantly reduced recognized revenues for the foreseeable future. If the VGE Separation occurs and the Company retains a sublicense to the GKG technology, then the Company will rely on future revenues from the GKG business along with proceeds from any debt and equity capital sales in order to maintain its operations.

If we fail to comply with our obligations in our intellectual property licenses, we could lose license rights that are important to our business.

We are a party to a number of license agreements that are material to our business. We may enter into additional technology licenses in the future. We intend to enter into a sublicense agreement with Mr. Chang and VGE pursuant to which VGE will sublicense their license to the GKG intellectual property. Because this is a sublicense arrangement, we are also dependent on Mr. Chang to maintain the license properly. Any failure by Mr. Chang to comply with its terms under its license may have a ripple effect that materially and adversely affects our sublicense with Mr. Chang.

These existing licenses impose and future licenses may impose various minimum royalty commitments, other royalties and other obligations on us. If we fail to comply with these obligations, the licensors may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensors. We cannot assure you we will be able to obtain new licenses, or renew existing licenses, on commercially reasonable terms, if at all. Termination of the licenses could have a material adverse affect on our business, operating results and financial condition.

We have a sublicense relationship with respect to the GKG license. If the license from our sublicensor is cancelled, terminated or otherwise is adversely affected, our sublicense may be materially affected.

VGE sublicenses our intellectual property to the GKG from China Gate Technology Co., Ltd. (China Gate) which licenses the intellectual property from the original licensor. If the VGE Separation is finalized, we will have a sublicense from VGE to commercialize GKG on a worldwide basis except the PRC and Taiwan. To summarize, our license rights to GKG will then be sublicensed from VGE which are sublicensed from China Gate.

The term of this license from China Gate is not specified. China Gate has informed us that they have an exclusive license to the GKG in Guangdong province and North America and have granted us an exclusive sublicense to the same region. However, because we do not have a direct relationship with the holder of the intellectual property, any material adverse effect to the GKG license held by our sublicensors (either China Gate or VGE) would affect our rights as the sublicensee. The original licensor is aware of our China Gate sublicense and has consented to it. For instance, if our sublicensor fails to perform its obligations under its license with the original licensor, we would have no recourse against the original licensor and our rights with respect to the sublicense may be materially affected.

Our growth prospects may be materially and adversely affected if we are unable to develop or acquire new products or to produce our existing products in sufficient quantities.

We believe the future growth of our Company will depend on the value of our grass business for biofuel, power plant, or animal feed purposes. The ability to develop orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, competitive price pressures, the failure to adapt products to meet the evolving demands of customers in China, the development of higher-quality products by our competitors, and general economic conditions. If we are unable to develop or acquire additional products that meet the demands of our customers, or if our competitors develop products that are favored by our customers, our growth will be adversely affected.

In addition, our business will initially depend on VGE and the seedlings produced in the Guangdong province of the PRC. Under the VGE Separation terms, we will no longer own VGE, and therefore, we will no longer control the plantations where GKG is currently grown in the Guangdong area. Instead, we expect that VGE will be a supplier of seedlings to us in the short term at least. Since we will not directly own the farms, however, we are subject to greater risk if VGE is unable or unwilling to supply us the seedlings. For the long term prospects, we will likely have to produce GKG in other locations outside China. If we are unable to generate our existing products in sufficient quantities – either from VGE or through our own locations - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. For instance, pursuant to the VGE Separation, Sung Hsien Chang, President of VGE and CEO of IPA BVI, will no longer be part of our management. Key personnel remaining include Dr. Carl Kukkonen, our CEO.

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

Any sale of a substantial number of shares of our common stock (or the prospect of sales) may depress the price of our common stock.  In particular, we will need to raise additional capital to maintain any ongoing business. We anticipate that the issuance of newly-issued shares to maintain our business will likely be very dilutive.  In addition, these sales could lower our value and make it more difficult for us to raise capital.  Further, the timing of the sale of the shares of our common stock may occur at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

The Company has 1,500,000,000 authorized shares of common stock, of which 1,383,147,082 were issued and outstanding as of June 30, 2012. Of these issued and outstanding shares, 632,543,464 shares (45.7%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Mr. Sung Hsien Chang, President of VGE and a former director of the Company; Ms. Angelina Galiteva, Director; and Dr. Kevin L. Schewe, Director).  Of the shares issued and outstanding at June 30, 2012, 550,246,707 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  832,900,375 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2012.

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

Our executive officers, directors and principal shareholders own 45.7% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other stockholders.

Our executive officers, directors and principal shareholders hold 45.7% of our outstanding shares as of June 30, 2012.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.  On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities. Under the term sheet relating to the VGE Separation, Chang would give a proxy to Director Dr. Schewe during the term of any GKG sublicense from VGE. Dr. Schewe may be willing to provide additional financing to the Company. In the event he provides such financing, his ownership in the Company will further increase.

We will lose our interests in VGE which would impact our stock price.

As explained in the Subsequent Event footnote and in the Risk Factors earlier, the Company did not make the debt payment due to Chang on May 14, 2012. However, Mr. Chang did not foreclose on all assets of our Company and/or our subsidiaries.   If he were to, we would no longer have any business. Instead, VIASPACE and VGE negotiated a non-binding term sheet that is intended to result in a separation agreement and a Giant King Grass license agreement in which we intend to license GKG from VGE. If such agreement is finalized and executed, VIASPACE would give to Chang all the shares VIASPACE owns in VGE. In return, VIASPACE would not have to pay the secured debt to Chang. The Company cannot predict the impact these events will have on your securities’ value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2012, the Company issued Dr. Carl Kukkonen, CEO of the Company, 5,725,077 unregistered shares of the Company’s common stock for salary valued at $50,400. On April 4, 2012, the Company issued Mr. Stephen Muzi, CFO of the Company, 3,409,091 unregistered shares of the Company’s common stock for salary valued at $30,000.  On May 1, 2012, the Company issued Dr. Kukkonen 5,193,885 unregistered shares of the Company’s common stock for salary valued at $50,400.  On May 1, 2012, the Company issued Mr. Muzi 3,092,784 unregistered shares of the Company’s common stock for salary valued at $30,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 13, 2012	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: August 13, 2012	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

