Form 10-Q
period 2012-09-30
VIASPACE Inc.
filed 2012-11-19
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number 333-110680

VIASPACE INC.

(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

382 N. Lemon Ave., Suite 364, Walnut, CA 91789

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,428,232,986 shares of $0.001 par value common stock issued and outstanding as of November 14, 2012.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$74,000	$197,000
Prepaid expenses	226,000	249,000
Current assets from discontinued operations	―	2,703,000
TOTAL CURRENT ASSETS	300,000	3,149,000

OTHER ASSETS:
Other assets	1,000	2,000
Long term assets from discontinued operations	―	7,060,000
TOTAL OTHER ASSETS	1,000	7,062,000

TOTAL ASSETS	$301,000	$10,211,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$394,000	$332,000
Accrued expenses	92,000	30,000
Unearned revenue	33,000	―
Due to Changs LLC	―	866,000
Related party payables	640,000	1,192,000
Current liabilities from discontinued operations	―	672,000
TOTAL CURRENT LIABILITIES	1,159,000	3,092,000

LONG-TERM LIABILITIES:
Due to Dr. Kevin Schewe	38,000	―
Due to Changs LLC	―	4,265,000
TOTAL LONG-TERM LIABILITIES	38,000	4,265,000

TOTAL LIABILITIES	1,197,000	7,357,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2012 and 2011	―	―
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,383,147,082 and 1,333,796,601 shares issued and outstanding in 2012 and 2011, respectively	1,383,000	1,334,000
Additional paid in capital	46,543,000	43,653,000
Accumulated deficit	(49,334,000)	(43,050,000)
Total stockholders’ equity (deficit)	(1,408,000)	1,937,000
Noncontrolling interest	512,000	917,000
Total equity (deficit)	(896,000)	2,854,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,000	$10,211,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
REVENUES
Grass	$	―	$	―		$27,000	$	―
Security		―		20,000		―		113,000
Total revenues		―		20,000		27,000		113,000

COST OF REVENUES		―		16,000		25,000		78,000
GROSS PROFIT		―		4,000		2,000		35,000

OPERATING EXPENSES
Operations		5,000		1,000		5,000		11,000
Selling, general and administrative		174,000		349,000		695,000		1,136,000
Total operating expenses		179,000		350,000		700,000		1,147,000
LOSS FROM OPERATIONS		(179,000)		(346,000)		(698,000)		(1,112,000)

OTHER INCOME (EXPENSE)
Interest expense		(194,000)		(80,000)		(348,000)		(239,000)
Other income		―		26,000		―		85,000
Gain on sale of marketable securities		―		―		―		6,000
Total other expense (income)		(194,000)		(54,000)		(348,000)		(148,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(373,000)		(400,000)		(1,046,000)		(1,260,000)
INCOME TAXES		―		―		―		―

LOSS FROM CONTINUED OPERATIONS BEFORE DISCONTINUED OPERATIONS		(373,000)		(400,000)		(1,046,000)		(1,260,000)
Discontinued operations		(5,060,000)		193,000		(5,328,000)		199,000
NET LOSS		(5,433,000)		(207,000)		(6,374,000)		(1,061,000)
Net loss attributed to noncontrolling interests		22,000		(64,000)		89,000		(112,000)
NET LOSS ATTRIBUTED TO VIASPACE		$(5,411,000)		$(271,000)		$(6,285,000)		$(1,173,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM DISCONTINUED OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
NET LOSS PER SHARE OF COMMON STOCK —Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,383,147,082		1,317,937,086		1,372,377,976		1,287,822,859

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET LOSS ATTRIBUTED TO VIASPACE	$(5,411,000)	$(271,000)	$(6,285,000)	$(1,173,000)

Other Comprehensive Income:
Foreign currency translation	―	8,000	―	20,000
Subtotal	―	8,000	―	20,000
COMPREHENSIVE LOSS	$(5,411,000)	$(263,000)	$(6,285,000)	$(1,153,000)

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(6,374,000)		$(1,061,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation		79,000		72,000
Amortization of intangible assets		45,000		62,000
Stock option compensation expense		194,000		505,000
Stock compensation expense related to stock issued		410,000		745,000
Operating expenses paid in stock issued		80,000		199,000
Gain (loss) on disposal of assets		3,000		3,000
Loss on deconsolidation of VIASPACE Green Energy		4,969,000		―
(Increase) decrease in:
Accounts receivable		(52,000)		(249,000)
Inventory		(84,000)		80,000
Prepaid expenses		(46,000)		34,000
Increase (decrease) in:
Accounts payable		7,000		251,000
Accrued expenses and other		142,000		(147,000)
Unearned revenue		33,000		―
Related party, net		(52,000)		372,000
Net cash provided by (used in) operating activities		(646,000)		866,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(92,000)		(244,000)
Additions to land leases		(144,000)		―
Reduction in cash on deconsolidation of VIASPACE Green Energy		(161,000)		―
Proceeds from disposal of fixed assets		1,000		64,000
Net cash used in investing activities		(396,000)		(180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to noncontrolling interests		(75,000)		―
Loan from Dr. Kevin Schewe		50,000		―
Payments to Changs, LLC		―		(200,000)
Payments on short-term debt		―		(12,000)
Net cash used in financing activities		(25,000)		(212,000)

EFFECT OF EXCHANGE RATE		―		20,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS – continued operations		(1,067,000)		494,000
CASH AND CASH EQUIVALENTS, Beginning of period – continued operations		1,141,000		307,000
CASH AND CASH EQUIVALENTS, End of period – continued operations		$74,000		$801,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

 Supplemental Disclosure of Non-Cash Activities for 2012:

●

On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Green Energy (VGE). On the date of the recapitalization, the Company wrote-off $2,318,000 of related party payables, net, and charged this amount to loss on deconsolidation of VGE. Included in the related party payables amount was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of VGE that were issued to Changs, LLC as required by the recapitalization agreement.

●	On September 28, 2012, Dr. Schewe made a loan of $50,000 to the Company. The Company recorded a discount on the note of $12,500 as a result of a beneficial conversion feature at September 30, 2012.

Supplemental Disclosure of Non-Cash Activities for 2011:

●	The Company issued 18,680,672 shares of the Company’s common stock for future services valued at $196,000. This amount was recorded at issuance as prepaid expenses.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998 and is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for China and Taiwan, through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc.(“VGE”). See Note 2.

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop. On September 30, 2012, the Company executed final agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, final agreements have been executed which give VGE the right to commercially develop Giant King Grass in the PRC and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside the PRC and Taiwan. Under the final agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements. See Note 2 for details of Discontinued Operations and for details of the transaction completed with VGE.

We have two inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), produced disposable fuel cartridges that provided the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,334,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 7, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. The Company expects to continue as a going concern.

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by US GAAP.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the SEC on April 2, 2012.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. All significant intercompany accounts and transactions have been eliminated on consolidation.  Certain reclassifications were made to the September 30, 2011 consolidated financial statements, to conform to the September 30, 2012 consolidated financial statement presentation.

Noncontrolling Interest - The Company follows “Noncontrolling Interests in Consolidated Financial Statements, codified in FASB Accounting Standards Codification (“ASC”) Topic 810 which establishes standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

Noncontrolling interest in consolidated subsidiaries is the minority stockholders’ proportionate share of equity of DMFCC and Ionfinity. Prior to September 30, 2012, the Company accounted for the minority stockholders’ proportionate share of VGE. Effective September 30, 2012, the Company no longer has an ownership position in VGE as discussed in Note 2. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. The percentage of DMFCC, Ionfinity and VGE not owned by the Company is shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At September 30, 2012 and December 31, 2011, the Company recorded $500,000 as NCI for an investment in DMFCC by a minority shareholder.  At September 30, 2012 and December 31, 2011, the Company recorded $12,000 and $88,000, respectively, representing Common Shareholder NCIs in Ionfinity. At September 30, 2012 and December 31, 2011, the Company recorded zero and $329,000, respectively, representing Common Shareholder NCIs in VGE.

Principles of Consolidation - The Company is generally a major shareholder of its affiliated companies which are consolidated. Affiliated companies, including DMFCC and Ionfinity, which the Company owns, directly or indirectly, a controlling voting interest, are consolidated. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

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

Reclassifications - Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

NOTE 2 – DISCONTINUED OPERATIONS

Recapitalization Agreement

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. Effective September 30, 2012, the Company entered into a Recapitalization Agreement (“Recap Agreement”) with VGE. Pursuant to the Recap Agreement, the Company returned 6,503,920 shares of VGE Common Stock to VGE and VGE issued to Changs, LLC, 8,384,320 shares of VGE common stock, representing an 80% interest in VGE. In exchange for the shares of VGE common stock, Chang forgave the payment of the Secured Note issued to the Company in the amount of $5,131,000 plus accrued interest of $626,000. The Company and Chang agreed that if the Company was to receive an amount from Chang pursuant to a future claim, the Company could not collect unless the amount exceeded $5,640,000. In addition, the Company has agreed to pay up to $40,000, in legal fees and costs in connection with the negotiation and preparation of the Recap Agreement and other related documents.

Loss on Discontinued Operations

Effective September 30, 2012, VIASPACE no longer owns any equity interests in VGE and as a result, the operations of VGE were deconsolidated. As of September 30, 2012, we deconsolidated $9,349,000 of assets and $705,000 of liabilities from our consolidated balance sheet. In addition, we eliminated debt and accrued interest in the amount of $5,757,000 and recognized expense of $1,880,000 relating to the value of the additional stock issued by VGE as part of the transaction, resulting in loss of $5,087,000. This loss as well as the revenues and expenses of VGE are included in Discontinued Operations. The Company has historically reported the operations of VGE in the framed-art operating segment.

Assets and liabilities related to these operations have been reclassified to assets from discontinued operations and liabilities from discontinued operations, respectively. The assets and liabilities of discontinued operations at December 31, 2011 were as follows:

December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$944,000
Accounts receivable	178,000
Inventory	268,000
Prepaid expenses	43,000
Related party receivables	1,245,000
Other current assets	25,000
TOTAL CURRENT ASSETS	2,703,000

FIXED ASSETS, net	1,097,000

OTHER ASSETS:
Land Use Right, net	517,000
License to Grass, net	427,000
Goodwill	5,015,000
Other	4,000
TOTAL LONG TERM ASSETS	7,060,000

TOTAL ASSETS	$9,763,000

CURRENT LIABILITIES:
Accounts payable	$409,000
Related party payables	75,000
Accrued expenses	188,000
TOTAL CURRENT LIABILITIES	$672,000

The revenues and expenses of discontinued operations for three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$895,000	$2,150,000	$2,505,000	$5,462,000
COST OF REVENUES	606,000	1,466,000	1,733,000	3,789,000
GROSS PROFIT	289,000	684,000	772,000	1,673,000

OPERATING EXPENSES
Operations	35,000	42,000	133,000	128,000
Selling, general and administrative	362,000	465,000	1,175,000	1,384,000
Total operating expenses	397,000	507,000	1,308,000	1,512,000

INCOME (LOSS) FROM OPERATIONS	(108,000)	177,000	(536,000)	161,000

OTHER INCOME (EXPENSE)
Other expense	(4,000)	(6,000)	(3,000)	(7,000)
Other income	22,000	40,000	180,000	63,000
Total other income (expense)	18,000	34,000	177,000	56,000

INCOME (LOSS) BEFORE INCOME TAXES	(90,000)	211,000	(359,000)	217,000
Income taxes	―	18,000	―	18,000

NET INCOME (LOSS)	(90,000)	193,000	(359,000)	199,000

Land use rights amortization included in discontinued operations was $8,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively.  Land use rights amortization included in discontinued operations was $27,000 and $30,000 for the nine months ended September 30, 2012 and 2011, respectively.

License to grass amortization included in discontinued operations was $6,000 for the three months ended September 30, 2012 and 2011.  License to grass amortization included in discontinued operations was $18,000 for the nine months ended September 30, 2012 and 2011.

Rent expense included in discontinued operations for three months ended September 30, 2012 and September 30, 2011 was $8,000. Rent expense included in discontinued operations for nine months ended September 30, 2012 and September 30, 2011 was $24,000 and $23,000, respectively.

In connection with the Recap Agreement, all parties involved including CEO Dr. Carl Kukkonen, CFO Stephen Muzi, Director Kevin Schewe and Former Director Sung Chang executed a Mutual and Limited Release Agreement, pursuant to which each of the parties released each other from any future claims that may have against the other party. Pursuant to this agreement, the amount that the Company owed to VGE at September 30, 2012, of $2,351,000 was forgiven. As such, the Company wrote the related payable off, which was accounted for as a capital contribution from VGE.

License Agreement

Effective of as September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass within the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

VIASPACE agreed that it would not during the term of the License Agreement and a three-year period thereafter, (i) manufacture, commercialize or otherwise engage in any research or development of a grass or any other product or material having similar or otherwise competitive properties to Giant King Grass.

VGE agreed to provide VIASPACE with Giant King Grass seedlings that will be filled at an agreed upon price as set forth in the License Agreement. VIASPACE agreed to pay VGE for and during the Term a royalty of eight percent (8%) on net sales made in its territory.

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

• One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term.

There are additional milestones that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

NOTE 3 – PREPAID EXPENSES

Prior to January 1, 2012, the Company entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At September 30, 2012 and December 31, 2011, the remaining value of these agreements was $166,000 and $246,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $60,000 and $46,000 at September 30, 2012 and December 31, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

On September 30, 2012, the Company entered into a sublicense agreement for Giant King Grass with VGE whereby VGE retains the exclusive rights to the GKG license in China and Taiwan, and VIASPACE has an exclusive GKG worldwide license outside of China and Taiwan. The sublicense agreement has milestones that VIASPACE must meet every two years in order to retain rights to the sublicense. The Company has no basis in the sublicense and has recorded zero at September 30, 2012 on its Consolidated Balance Sheets accordance with US GAAP.

NOTE 5 – OWNERSHIP INTEREST IN AFFILIATED COMPANIES

DMFCC. As of September 30, 2012 and December 31, 2011, the Company owned 71.4% of the outstanding shares of DMFCC. At September 30, 2012, DMFCC is inactive.

VGE. As of September 30, 2012 and December 31, 2011, the Company owned 0% and 75.6%, respectively, of the outstanding shares of VGE.  As explained in Note 2, the Company no longer has any ownership in VGE effective September 30, 2012.

Ionfinity. As of September 30, 2012 and December 31, 2011, the Company owned 46.3% of the outstanding membership interests of Ionfinity. The Company has two seats on Ionfinity’s board of managers out of four seats. The Company provides management and accounting services for Ionfinity. The Company also acts as tax partner for Ionfinity for income tax purposes. Due to these factors, Ionfinity is considered economically and organizationally dependent on the Company and as such is included in the Consolidated Financial Statements of the Company.  The noncontrolling interest held by other members is disclosed separately in the Company’s Consolidated Financial Statements. At September 30, 2012, Ionfinity is inactive.

NOTE 6 – STOCK OPTIONS, WARRANTS AND ISSUED STOCKS

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

The Plan is designed to provide additional incentive to employees, directors and consultants of the Company through awarding incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards.  On February 13, 2006, the BOD approved the 2006 Non-Employee Director Option Program (the “2006 Director Plan”) replacing the 2005 Director Plan and the 2006 Director Plan was approved by the holders of a majority of the Company’s common stock. The 2006 Director Plan awards a one-time grant of 125,000 options, or such other number of options as determined by the BOD as plan administrator of the 2006 Director Plan, to newly appointed outside members of the Company’s BOD and annual grants of 50,000 options, or such other number of options as determined by the BOD, to outside members of the BOD that have served at least nine months.

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD.  At September 30, 2012, there were 39,995,002 shares available for future grant.

During 2012, the Company granted 21,307,691 stock options to employees to purchase common shares.  During 2012, 25,568,462 stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.  During 2012, the Company issued 1,000,438 shares of common stock under the Plan to employees and consultants for services provided to the Company.  The stock compensation expense recorded relating to these share issuances was based on fair market value on the date of grant.

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

	2012	2011
Risk free interest rate	0.99% - 1.40%	1.60%
Dividends	0%	0%
Volatility factor	124.48% - 134.79%	124.49%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	34.4% - 35.2%	13.4%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,130,000	$0.017
Granted	21,308,000	0.004
Exercised	—	—
Forfeited	(24,030,000)	0.015
Outstanding at September 30, 2012	67,408,000	$0.013	6.9	$—
Exercisable at September 30, 2012	65,908,000	$0.013	6.9	$—

The weighted-average grant date fair value of stock options granted to employees during 2012 was $0.004 per share.  The Plan recorded $83,000 of compensation expense for employee and director stock options in 2012.  At September 30, 2012, there was $9,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and 4 months.  At September 30, 2012, the fair value of options vested for employees and directors was $198,000.  There were no options exercised during 2012.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,538,462	$0.02
Granted	—	—
Exercised	—	—
Forfeited	(1,538,462)	0.02
Outstanding at September 30, 2012	—	$—	—	$—
Exercisable at September 30, 2012	—	$—	—	$—

There were no stock options granted to consultants during 2012.  The Company recorded no compensation expense for consultant stock options during 2012.  At September 30, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At September 30, 2012, the fair value of options vested for consultants was $0.  There were no options exercised during 2012.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the BOD of DMFCC, BOD members of its parent company, consultants, and other independent advisors.  As of September 30, 2012, options to purchase 50,000 shares of DMFCC common stock were outstanding and 1,950,000 shares remained available for grant under the DMFCC Option Plan.  The outstanding options are non-statutory stock options.  During 2012, DMFCC issued no stock options. During 2012, 1,346,000 stock options were cancelled due to expiration and optionees no longer working for DMFCC.

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

The following table summarizes activity in the DMFCC Option Plan at September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,396,000	$.02
Granted	—	—
Exercised	—	—
Forfeited	(1,346,000)	.02
Outstanding at September 30, 2012	50,000	$.05	2.1	$	―
Exercisable at September 30, 2012	50,000	$.05	2.1	$	―

DMFCC did not record any stock option compensation expense during 2012.  There were no options exercised during 2012.

NOTE 7 – SHORT-TERM AND LONG-TERM DEBT

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe will loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 20% discount. On September 28, 2012, Dr. Schewe made a loan of $50,000 to the Company. This loan would convert into 20,833,333 shares of Company common stock based on a common share price of $0.0024. The Company recorded a discount on the note of $12,500 as a result of a beneficial conversion feature at September 30, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

Due to Changs LLC

As discussed in Note 2, VIASPACE was obligated to pay Sung Hsien Chang $5,131,025 on May 14, 2012, plus accrued interest for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  The Company did not have the cash available to pay Changs LLC and on July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal term sheets outlining the steps to cause the net effect of the orderly transfer of the Company's equity interest in VGE to Mr. Chang. These agreements were finalized on September 30, 2012. Under the final agreements, the VIASPACE secured debt to Chang s LLC does not have to be paid.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2012 and December 31, 2011, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.001.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License (discussed in Note 2) remained exclusive to the Company. Upon the earlier of (i) the expiration of five years or (ii) the date when the Company reached a market capitalization of at least $50 million, the proxy would be cancelled as the Preferred Share would be transferred from Chang to Schewe.

Common Stock

As of September 30, 2012 and December 31, 2011, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common stockholders are entitled to one vote for each share held on all matters voted on by stockholders.

As of December 31, 2011, there were 1,333,796,601 shares of common stock outstanding. During 2012, the Company issued 1,000,438 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  In addition, the Company issued 48,350,043 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2012 were recorded at fair market value determined by the price of the Company’s common stock trading on the OTC Bulletin Board on the date of grant.  Stock compensation of $409,000 was recorded relating to these share issuances.  As of September 30, 2012, there were 1,383,147,082 shares of common stock outstanding.

NOTE 9 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of September 30, 2012, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in one reportable segment, the grass business. The Company’s inactive subsidiaries, DMFCC and Ionfinity previously operated in the Energy Segment and Security Segment, respectively.

Grass Segment:

(i)	Through its use of a sublicence with VGE, the Company operates in the grass business. VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (GKG) in the PRC. GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. GKG can also be used as animal feed. The Company has a worldwide sublicense for GKG outside of the PRC and Taiwan with VGE.

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

Information on reportable segments for the three and nine months ended September 30, 2012 and 2011 (unaudited) is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (Loss) From Operations:
Grass	$—	$—	$2,000	$—
Security	—	4,000	—	35,000
Loss From Operations by Reportable Segments	—	4,000	2,000	35,000
Corporate Administrative Costs	(132,000)	(48,000)	(207,000)	(231,000)
Corporate Stock Compensation Expense	(47,000)	(302,000)	(493,000)	(916,000)
Loss From Operations	$(179,000)	$(346,000)	$(698,000)	$(1,112,000)

	September 30, 2012	December 31, 2011
Assets:
Grass	$300,000	$273,000
Security	1,000	145,000
Discontinued operations	—	9,793,000
Total Assets	$301,000	$10,211,000

For the three months ended September 30, 2012 and 2011, the Company did not recognize any revenues. For the nine months ended September 30, 2012, the Company recognized revenue from one customer in the grass segment which made up 100% of total revenues.

NOTE 10 – NET LOSS PER SHARE

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

The following table sets forth common stock equivalents (potential common stock) for the three and nine months ended September 30, 2012 and 2011, respectively, that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2012	2011
Stock Options	67,408,000	71,668,000
Warrants	–	624,000

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Basic and diluted net income (loss) per share:

Numerator:
Net loss attributable to common stock		$(5,411,000)		$(271,000)		$(6,285,000)		$(1,173,000)
Denominator:
Weighted average shares of common stock outstanding		1,383,147,082		1,317,937,086		1,372,377,976		1,287,822,859
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

_____________________

* Less than $0.01 per share

NOTE 11 – RELATED PARTY TRANSACTIONS

Included in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011 are Related Party Payables. The Company has a payable of $640,000 and $672,000, at September 30, 2012 and 2011, respectively, to Dr. Kukkonen, CEO of the Company. The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 7.

NOTE 12 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Rent expense charged to operations for three months ended September 30, 2012 and September 30, 2011 was $0 and $1,000, respectively. Rent expense charged to operations for nine months ended September 30, 2012 and September 30, 2011 was $1,000 and $4,000, respectively.

Employment Agreements

Effective October 1, 2012, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $160,000 per annum and Mr. Muzi would receive $60,000 per annum.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 13 – SUBSEQUENT EVENTS

On October 31, 2012, DMFCC entered into an Acknowledgment and Mutual Release Agreement with the University of Southern California (USC) and California Institute of Technology (Caltech) whereby DFMCC agreed to terminate the license agreements it had in place with USC and Caltech in exchange for Caltech and USC agreeing to forgive any royalties, patent legal fees, or other amounts now due and owing from DMFCC under such license agreements. DMFCC has no further obligations under the license agreements as of October 31, 2012 and no longer has rights under the license agreements with USC and Caltech. As of September 30, 2012, DMFCC had accounts payable to USC of approximately $307,000 which was included in the Company’s consolidate balance sheets. This amount will be reversed in the fourth quarter of 2012. In addition, the Company will formally close DMFCC since it no longer has active operations.

On October 16, 2012, the Board of Directors of the Company approved a resolution to divest its ownership interests in Ionfinity. The Company expects to conclude this transaction in the fourth quarter.

On October 30, 2012, the Company issued 27,085,904 unregistered shares of its common stock to Dr. Schewe upon the conversion by Dr. Schewe of two convertible notes in the aggregate principal amount of $85,000 plus an aggregate accrued interest amount of $289. Dr. Schewe made a $50,000 loan to the Company on September 28, 2012 and a $35,000 loan to the Company on October 23, 2012.

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

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998 and is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for China and Taiwan, through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc.(“VGE”).

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop. On September 30, 2012, the Company executed final agreements to cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. As part of the final agreements, the secured debt previously owed to Mr. Chang will not have to be paid. Since the Company no longer owns any equity interest in VGE, the Company can no longer consolidate the operations of VGE into its operations effective September 30, 2012. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements. See Note 2 for details of Discontinued Operations. See Note 2 for details of the transaction completed with VGE.

We have two inactive subsidiaries, Direct Methanol Fuel Cell Corporation (“DMFCC”), produced disposable fuel cartridges that provided the energy source for portable electronics powered by fuel cells, and Ionfinity LLC (“Ionfinity”) which had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

Revenues were $0 and $20,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $20,000. Ionfinity incurred revenues of $20,000 for the three months ended September 30, 2011 and zero for the three months ended September 30, 2012 as all US government contracts were completed in 2011. The Company did not recognize any grass revenues for the three months ended September 30, 2012.

Cost of Revenues

Costs of revenues were $0 and $16,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $16,000.   Ionfinity recorded cost of revenues of $16,000 during the three months ended September 30, 2011. All US government contracts were completed in 2011.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $4,000 for the three months ended September 30, 2011 to $0 for the three months ended September 30, 2012, a decrease of $4,000.

Operations Expenses

Operations expenses were $5,000 and $1,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of $4,000.  The increase is primarily due to consulting, travel, and test plot costs in the US to grow Giant King Grass. The Company expects operations expenses to increase in the future as more expenditures are incurred to grow, harvest and produce GKG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $174,000 and $349,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $175,000. Stock compensation expense decreased $248,000 in 2012 as compared with 2011 as less stock was issued by the Company.  Payroll and benefits increased $57,000 for the three months ended September 30, 2012 as compared to the same period in 2011 due to higher compensation levels in 2012. Consulting decreased $38,000 due to the Company reducing consulting costs. Public relations expenses decreased $22,000 in 2012 as the Company incurred lower investor relations expenses. Legal fees increased $72,000 as the Company incurred legal fees related to the recapitalization agreement between the Company and VGE. Other selling, general and administrative expenses, net, increased by $4,000 for the three months ended September 30, 2012 compared with the same period in 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2012. For the three months ended September 30, 2011, the Company had a loss from operations of $346,000 compared with a loss from operations of $179,000 for the three months ended September 30, 2012, a decrease of $167,000.

Discontinued Operations

Effective September 30, 2012, the Company entered into a series of agreements with VGE and Sung Chang, pursuant to which the Company returned its ownership interest in VGE in exchange for the release from payment of the Secured Note due to Sung Chang. As the company no longer owns any equity interests in VGE, the operations of VGE were deconsolidated and the operations of VGE were reclassified to discontinued operations.

Income (loss) from discontinued operations decreased $5,253,000 for the three months ended September 30, 2012, from a income of $193,000 for the three months ended September 30, 2011, to a loss of $5,060,000 for the three months ended September 30, 2012. The decrease is the result of a $4,969,000 loss recognized on the deconsolidation of VGE along with an increased operating loss of $283,000 incurred by VGE for the three months ended September 30, 2012 in comparison to the same period in 2011.

The Company has historically reported the operations of VGE in the framed-art operating segment. Effective September 30, 2012, the Company has ceased operations in the framed-arts segment.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenues

Revenues were $27,000 and $113,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $86,000. Ionfinity incurred revenues of $113,000 for the nine months ended September 30, 2011 and zero for the nine months ended September 30, 2012 as all US government contracts were completed in 2011. The Company recognized $27,000 from its grass business for the nine months ended September 30, 2012.

Cost of Revenues

Costs of revenues were $25,000 and $78,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $53,000.   Ionfinity recorded cost of revenues of $78,000 during the nine months ended September 30, 2011. All US government contracts were completed in 2011. The Company recorded $25,000 as cost of revenues in its grass business for the nine months ended September 30, 2012.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2012 compared to the same period in 2011 was a decrease in gross profit from $35,000 for the nine months ended September 30, 2011 to $2,000 for the nine months ended September 30, 2012, a decrease of $33,000.

Operations Expenses

Operations expenses were $5,000 and $11,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $6,000.  The decrease is primarily due to Ionfinity incurring consulting costs in 2011 and no corresponding consulting costs in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $695,000 and $1,136,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $441,000. Stock compensation expense decreased $335,000 in 2012 as compared with 2011 as less stock was issued by the Company.  Stock option compensation expense decreased $88,000 in 2012 as compared with 2011 due to no stock option expense recorded in 2012. Payroll and benefits increased $74,000 for the nine months ended September 30, 2012 as compared to the same period in 2011 due to higher compensation levels in 2012. Consulting decreased $63,000 due to the Company reducing consulting costs. Public relations expenses decreased $98,000 in 2012 as the Company incurred lower investor relations expenses. Legal fees increased $85,000 as the Company incurred legal fees related to the recapitalization agreement between the Company and VGE. Other selling, general and administrative expenses, net, decreased by $16,000 for the nine months ended September 30, 2012 compared with the same period in 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2012. For the nine months ended September 30, 2011, the Company had a loss from operations of $1,112,000 compared with a loss from operations of $698,000 for the nine months ended September 30, 2012, a decrease of $414,000.

Discontinued Operations

Income (loss) from discontinued operations decreased $5,527,000 for the nine months ended September 30, 2012, from income of $199,000 for the nine months ended September 30, 2011 to a loss of $5,328,000 for the nine months ended September 30, 2012. The decrease is the result of a $4,969,000 loss recognized on the deconsolidation of VGE along with an increased operating loss of $558,000 incurred by VGE for the nine months ended September 30, 2012 in comparison to the same period in 2011.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2012 was $6,374,000. Non-cash expenses totaled $808,000 for the nine months ended September 30, 2012 primarily due to stock options and stock compensation expense. The Company recorded a loss on deconsolidation of VIASPACE Green Energy of $4,969,000 for the nine months ended September 30, 2012. The Company recorded a loss on the disposal of assets of $3,000. Related party, net, used $52,000 of cash for the period. Cash used by changes in operating assets and liabilities remained constant.  Net cash used in operating activities for operations was $646,000 for the nine months ended September 30, 2012.

Net cash used in investing activities was $396,000 for 2012.  Capital expenditures of $84,000 were incurred by VGE for equipment used for its GKG business and $8,000 for equipment in its framed artwork business. At September 30, 2012, VGE made deposits of $144,000 for an additional land lease site in the PRC which requires a prepayment of the first five years of lease. VGE received $1,000 from proceeds from the disposal of fixed assets. There was a reduction in cash on deconsolidation of VGE in the amount of $161,000.

Net cash used in financing activities was $25,000. The Company made a distribution to Ionfinity noncontrolling interests of $75,000 in 2012. The Company also received a loan from Director Kevin Schewe of $50,000 related to a Loan Agreement.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,334,000. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe will fund the Company up to $1,000,000 over the next five years. As discussed in Note 2, the note to Changs LLC does not have to be paid. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern.

Contractual Obligations

The following table summarizes our long-term contractual obligations at September 30, 2012:

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe will loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 20% discount. On September 28, 2012, Dr. Schewe made a loan of $50,000 to the Company. This loan would convert into 20,833,333 shares of Company common stock based on a common share price of $0.0024. On October 30, 2012, Dr. Schewe converted the $50,000 loan into shares of Company common stock.

Employment Agreements

Effective October 1, 2012, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $160,000 per annum and Mr. Muzi would receive $60,000 per annum.

Due to Changs LLC

As discussed in Note 2, VIASPACE was obligated to pay Sung Hsien Chang $5,131,025 on May 14, 2012, plus accrued interest for the acquisition of IPA China and IPA BVI by VGE and the Company on October 21, 2008.  The Company did not have the cash available to pay Changs LLC and on July 30, 2012, the Board of Directors and Management of the Company and Sung Chang executed formal term sheets outlining the steps to cause the net effect of the orderly transfer of the Company's equity interest in VGE to Mr. Chang. These agreements were finalized on September 30, 2012. Under the final agreements, the VIASPACE secured debt to Chang s LLC does not have to be paid.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2012.

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

Foreign Exchange Risk. None.

Inflation. Inflation has not had a material impact on our results of operations during 2012 and 2011.

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

For the period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2012.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as set forth below:

Risks Related To Our Business

We completed a recapitalization agreement with Sung Chang and VIASPACE Green Energy on September 30, 2012. As a result, we no longer have an equity interest in VGE and the secured debt we previously had with Changs, LLC does not have to be paid. We also entered into a Giant King Grass license relationship with VGE.

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

VIASPACE was not able to make the cash payment due to Chang on May 14, 2012. Chang was entitled to foreclose on most of the assets of VIASPACE’s business, including without limitation, all shares of VGE capital stock which the Company has already pledged to Chang. However, the foreclosure did not occur. As explained in Note 2, on September 30, 2012, the Company reached an agreement with VGE and Sung Chang which resulted in a recapitalization of VGE and a sublicense for Giant King Grass from VGE to VIASPACE. In particular, among other things, the final agreements resulted in: (1) VIASPACE no longer owning VGE equity; (2) Chang increasing his ownership of VGE equity; (3) the Company would not have to pay Chang for any obligations under the Note; and (4) the Company would obtain a sublicense to the Giant King Grass license held by IPA China to commercialize and develop GKG anywhere in the world other than the PRC or Taiwan.

After September 30, 2012, VIASPACE no longer has any ownership in VGE, IPA BVI and IPA China and thus will have no ownership in the framed artwork business any longer. It will no longer derive any revenue from such business. It will have a GKG sublicense which it intends to develop as its business going forward.

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the nine months ended September 30, 2012 was $6,374,000 including a loss from discontinued operations of $5,329,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

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

Effective September 30, 2012, the Company lost all of its revenues and profits from the artwork business after the recapitalization agreement with VGE occurred.

After the recapitalization with VGE, the Company no longer has any ownership of VGE, and thus, no longer owns the framed artwork business. Therefore, the Company will suffer significantly reduced recognized revenues for the foreseeable future. The Company has retained a sublicense to the GKG technology effective September 30, 2012, and the Company will rely on future revenues from the GKG business along with proceeds from any debt and equity capital sales in order to maintain its operations.

If we fail to comply with our obligations in our intellectual property licenses, we could lose license rights that are important to our business.

We are a party to a number of license agreements that are material to our business. We may enter into additional technology licenses in the future. Effective September 30, 2012, as explained in Note 2, we entered into a sublicense agreement with Mr. Chang and VGE pursuant to which VGE will sublicense their license to the GKG intellectual property to us. Because this is a sublicense arrangement, we are also dependent on Mr. Chang to maintain the license properly. Any failure by Mr. Chang to comply with its terms under its license may have a ripple effect that materially and adversely affects our sublicense with Mr. Chang.

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

As explained in Note 2, effective September 30, 2012, the Company entered into a Giant King Grass sub license agreement with VGE. Under this agreement, we have a sublicense from VGE to commercialize GKG on a worldwide basis except the PRC and Taiwan. VGE obtained the original license from China Gate. The term of this license from China Gate is not specified. China Gate has informed us that they have an exclusive license to the GKG in Guangdong province and North America and have granted VGE an exclusive sublicense to the same region. However, because we do not have a direct relationship with the holder of the intellectual property, any material adverse effect to the GKG license held by our sublicensors (either China Gate or VGE) would affect our rights as the sublicensee. The original licensor is aware of our China Gate sublicense and has consented to it. For instance, if our sublicensor fails to perform its obligations under its license with the original licensor, we would have no recourse against the original licensor and our rights with respect to the sublicense may be materially affected.

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

In addition, our business will initially depend on the success of our Giant King Grass business. Effective September 30, 2012, as explained in Note 2, we no longer own VGE, and therefore, we will no longer control the plantations where GKG is currently grown in the Guangdong province of the PRC. Instead, under an agreement with VGE, VGE will be a supplier of seedlings to us. Since we will not directly own the farms, however, we are subject to greater risk if VGE is unable or unwilling to supply us the seedlings. For the long term prospects, we will likely have to produce GKG in other locations outside China including the US. If we are unable to generate our existing products in sufficient quantities – either from VGE or through our own locations - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,383,147,082 were issued and outstanding as of September 30, 2012. Of these issued and outstanding shares, 632,543,464 shares (45.7%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; and Mr. Sung Hsien Chang, former director of the Company).  Of the shares issued and outstanding at September 30, 2012, 550,246,707 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  832,900,375 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2012.

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

Our executive officers, directors and principal shareholders hold 45.7% of our outstanding shares as of September 30, 2012.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE.  This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities. Under the term sheet relating to the VGE Recapitalization, Chang would give a proxy to Director Dr. Schewe during the term of any GKG sublicense from VGE. Dr. Schewe may be willing to provide additional financing to the Company. In the event he provides such financing, his ownership in the Company will further increase.

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License (discussed in Note 2) remained exclusive to the Company. Upon the earlier of (i) the expiration of five years or (ii) the date when the Company reached a market capitalization of at least $50 million, the proxy would be cancelled as the Preferred Share would be transferred from Chang to Schewe.

We did lose our interests in VGE which could impact our stock price.

As explained in Note 2 and in the Risk Factors earlier, the Company did not make the debt payment due to Chang on May 14, 2012. However, effective September 30, 2012, the Company and Mr. Chang finalized a recapitalization agreement and a Giant King Grass license agreement. VIASPACE gave to Changs, LLC all of the shares it owned in VGE. In return, among other things, VIASPACE does not have to pay the secured debt to Chang. The Company cannot predict the impact these events will have on your securities’ value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Acknowledgment and Mutual Release Agreement between Direct Methanol Fuel Cell Corporation, the University of Southern California and California Institute of Technology dated October 31, 2012. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: November 16, 2012	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer

Date: November 16, 2012	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer

