Form 10-K
period 2012-12-31
VIASPACE Inc.
filed 2013-04-15
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

382 N. Lemon Ave, Suite 364
Walnut, California	91789
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,670,000

State the number of shares outstanding of each of issuer’s classes of common equity, as of April 10, 2013: 1,452,480,704

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

GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and so this process is generally carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries, Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”), specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop. On September 30, 2012, the Company executed agreements that effectively caused a separation of the Company and VGE and cause the transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang (“Chang”), current President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under such agreements, VIASPACE secured debt previously owed to Chang will not have to be paid although Chang may use such debt to offset any outside claims made against Chang by VIASPACE or any of its related parties. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

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

As of December 31, 2011, the Company owned 71.4% of Direct Methanol Fuel Cell Corporation (“DMFCC”), an inactive subsidiary which previously produced disposable fuel cartridges that provided the energy source for portable electronics powered by fuel cells. On October 31, 2012, DMFCC entered into an Acknowledgment and Mutual Release Agreement with the University of Southern California (USC) and California Institute of Technology (Caltech) whereby DFMCC agreed to terminate the license agreements it had in place with USC and Caltech in exchange for Caltech and USC agreeing to forgive any royalties, patent legal fees, or other amounts now due and owing from DMFCC under such license agreements. Since DMFCC had no remaining operations or assets remaining, DMFCC was formally dissolved on November 29, 2012.

As of December 31, 2011, the Company owned 46.3% of Ionfinity LLC (“Ionfinity”), an inactive subsidiary which previously had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.   On October 16, 2012, the Board of Directors of the Company approved a resolution to divest its ownership interests in Ionfinity. On December 31, 2012, the Company divested of its interest in Ionfinity and transferred its membership interests to the largest existing member of Ionfinity LLC.

VGE and Grass License

On October 21, 2008, VIASPACE and VGE entered into a Securities Purchase Agreement (the "Purchase Agreement") with Sung Hsien Chang ("Chang"), and China Gate Technology Co., Ltd., a Brunei Darussalam company ("China Gate"). Under the Purchase Agreement, VGE agreed to acquire 100% of the ownership of IPA BVI, and the entire equity interest of IPA China from Chang, the sole shareholder of IPA BVI and IPA China. In exchange, VIASPACE agreed to pay approximately $16 million, in the aggregate, in a combination of cash, and newly issued common shares of VIASPACE and VGE common stock.  In addition, VIASPACE issued shares of its common stock to China Gate in exchange for China Gate entering into an agreement with IPA China regarding the GKG grass technology.

First Closing

The transactions under the Purchase Agreement occurred through two closings.  At the first closing on October 21, 2008, we issued 3,500,000 newly-issued shares to Chang and his designees.  VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to China Gate.  Chang delivered 70% of the outstanding common stock of IPA BVI to VGE.  At that point, we indirectly controlled 70% of IPA BVI.  IPA China became a wholly owned subsidiary of IPA BVI subsequent to the first closing on June 9, 2009. Also at the first closing, as consideration for such transfers, VIASPACE issued 215,384,615 shares of its common stock to Chang and 30,576,007 shares of common stock to China Gate.

Second Closing

Following various amendments to the Purchase Agreement, the deadline for the transfer of the minority interest of 30% of IPA BVI to VGE was February 15, 2010.  For this transfer, VIASPACE was to pay $4.8 million in cash to Chang, plus accrued interest. VIASPACE failed to complete this transaction; however, we had control of the assets of IPA BVI as our majority owned subsidiary.

The parties continued to negotiate a transfer of the remaining 30% of IPA BVI equity to VGE. On May 14, 2010, VIASPACE and Chang consummated a Share Purchase Agreement, dated April 16, 2010 ("Share Purchase Agreement"), pursuant to which Chang transferred controlling interest of VGE to VIASPACE, or 6,506,000 shares of VGE capital stock, and VIASPACE granted Chang (i) 241,667,000 newly-issued shares of its common stock, (ii) one share of its Series A Preferred Stock which controlled 50.1% of the voting power of VIASPACE equity securities, and (iii) a secured promissory note in the principal amount of $5,331,025 (the "Note").

On May 16, 2011, VIASPACE and Chang entered into an amendment to the Note, whereby the parties extended the installment payment due dates by one year and transfer the Note to Changs, LLC, a Georgia limited liability company owned by Chang and his wife (“Changs, LLC”).   On September 23, 2011, VIASPACE made an advance payment of $200,000 on the installment payment due to Changs, LLC on May 14, 2012.   The balance of the Note, as amended, at such time, remained unpaid.

Recapitalization Agreement

Effective September 30, 2012, the Company, VGE, Chang, Stephen Muzi, our chief financial officer, Carl Kukkonen, our chief executive officer, and Changs, LLC entered into a Recapitalization Agreement (“Recap Agreement”), pursuant to which VIASPACE delivered 6,503,920 shares of VGE’s common stock to VGE (representing VIASPACE’s entire ownership in VGE) and VGE issued 8,384,320 shares of VGE’s common stock to Changs, LLC , representing an 80% common share interest in VGE under the terms of the Recap Agreement. As a result, VGE is no longer a subsidiary of VIASPACE.

In exchange for the shares of VGE’s common stock, Changs, LLC forgave the payment of the Note owed by VIASPACE to Chang in the amount of $5,131,025 plus accrued interest of $626,402; provided that if Changs or its affiliates were sued in a lawsuit related to VIASPACE matters, it could offset any damages owed to VIASPACE with payment under the Note. In addition, VIASPACE agreed to reimburse VGE up to $40,000 in legal fees and costs in connection with the negotiation and preparation of the Recap Agreement and other related agreements.

Grass License Agreements

On or about October 20, 2008, IPA China entered into an agreement with China Gate whereby VGE purchased seedlings of GKG and other grasses from China Gate and the parties agreed to assist each other in growing, developing and commercializing GKG. The agreement does not limit IPA China’s right to grow, harvest and market the grass anywhere in the world. No term was specified in the agreement. To our knowledge, China Gate has not entered into similar agreements with any other party.

On September 30, 2012, IPA China granted to VGE a reciprocal worldwide license for GKG, not to exceed the rights IPA China had in GKG.  Additionally on September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

VIASPACE agreed that it would not during the term of the License Agreement and for a three-year period thereafter, manufacture, commercialize or otherwise engage in any research or development of a grass or any other product or material having similar or otherwise competitive properties to Giant King Grass.

In accordance with the License Agreement, VGE will provide VIASPACE with Giant King Grass seedlings at an agreed upon price. Further, VIASPACE will pay VGE a royalty of eight percent (8%) on net sales made in its territory.

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VIASPACE needs to achieve the milestones in the first two year period:

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

There are additional milestones under the License Agreement that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

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

Our strategy has been to build up our grass production capabilities in China where we have the right from VGE to use 91 ha (226 acres) under cultivation. This land serves as a small scale demonstration plantation and also allows us to provide samples to potential partners and customers; the harvested grass is used in our factory to produce Green LogTM fireplace and campfire logs and energy pellets; and it is a nursery to provide seedlings for a major expansion.

We plan to expand our grass business into other areas of the world, and are in discussions with owners and developers of power plants, pellet mills and biogas facilities throughout the world outside of China and Taiwan.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. It is now well-recognized that dedicated energy crops such as GKG are necessary for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop will provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop may help alleviate this obstacle.

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

Management believes both models will be important contributors to our revenue streams. We believe all our revenues initially will result from the integrated plantation & end-user model. Rapid global expansion requires local joint venture partners that have land and labor, but lack the energy crop and the expertise to grow it. The contract plantation establishment and licensing model with joint venture partners will be used for most of these projects.  We may also serve as a developer for integrated Giant King Grass plantations and bioenergy projects.

VIASPACE Subsidiary - Direct Methanol Fuel Cell Corporation (“DMFCC”)

DMFCC was an inactive subsidiary that previously produced disposable fuel cartridges that provided the energy source for portable electronics powered by fuel cells. As of December 31, 2011, the Company owned 71.4% of the outstanding shares of DMFCC. On October 31, 2012, DMFCC entered into an Acknowledgment and Mutual Release Agreement with the University of Southern California (USC) and California Institute of Technology (Caltech) whereby DFMCC agreed to terminate the license agreements it had in place with USC and Caltech in exchange for Caltech and USC agreeing to forgive any royalties, patent legal fees, or other amounts now due and owing from DMFCC under such license agreements. DMFCC has no further obligations under the license agreements as of October 31, 2012 and no longer has rights under the license agreements with USC and Caltech. As of September 30, 2012, DMFCC had accounts payable to USC of approximately $307,000 which was included in the Company’s consolidate balance sheets. This amount was reversed on October 31, 2012 and is included in discontinued operations on the Company’s consolidated statement of operations at December 31, 2012. Since DMFCC had no remaining operations or assets remaining, DMFCC was formally dissolved on November 29, 2012.

VIASPACE Subsidiary - Ionfinity LLC (“Ionfinity”)

Ionfinity was an inactive subsidiary that previously had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.  At December 31, 2011, the Company owned 46.3% of the outstanding membership interests of Ionfinity. On October 16, 2012, the Board of Directors of the Company approved a resolution to divest its ownership interests in Ionfinity. On December 31, 2012, the Company divested of its interest in Ionfinity and transferred its membership interests to the largest existing member of Ionfinity LLC. The Company has no remaining interests or obligations in Ionfinity.

Other VIASPACE Projects

The Company retains a worldwide nonexclusive license to certain patents and patent applications in the areas of interactive radio technology; however, the Company is devoting no attention to this license.

Research and Development

The Company did not record any research and development activities in 2012 or 2011.  If we do in the future, it will be expensed as incurred.

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

Customers

The Company did not record any grass revenues in 2011. In 2012, the Company has recorded a minor amount of grass revenues related to several initial test plot agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

Intellectual Property

Grass License

On or about October 20, 2008, IPA China entered into an agreement with China Gate whereby VGE purchased seedlings of GKG and other grasses from China Gate and the parties agreed to assist each other in growing, developing and commercializing GKG. The agreement does not limit IPA China’s right to grow, harvest and market the grass anywhere in the world. No term was specified in the agreement. To our knowledge, China Gate has not entered into similar agreements with any other party.

On September 30, 2012, IPA China granted to VGE a reciprocal worldwide license for GKG, not to exceed the rights IPA China had in GKG.  Additionally on September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

VIASPACE agreed that it would not during the term of the License Agreement and for a three-year period thereafter, manufacture, commercialize or otherwise engage in any research or development of a grass or any other product or material having similar or otherwise competitive properties to Giant King Grass.

In accordance with the License Agreement, VGE will provide VIASPACE with Giant King Grass seedlings at an agreed upon price. Further, VIASPACE will pay VGE a royalty of eight percent (8%) on net sales made in its territory.

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

Employees

As of December 31, 2012 we have 2 full time employees and 2 part time employees based in the US.   We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement. We also have 2 consultants we engage regularly in the grass business.

Regulatory Issues

None

Trademarks

The Company has trademark registrations for “VIASPACE”.

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

Risks Related To Our Business

We completed a recapitalization agreement with Sung Chang and VIASPACE Green Energy on September 30, 2012. As a result, we no longer have an equity interest in VGE and therefore no longer have revenues from the artwork business. We are dependent on our grass business and if such business should not succeed, we may be forced to terminate our company.

On September 30, 2012, the Company reached an agreement with VGE and Sung Chang which resulted in a recapitalization of VGE and a sublicense for Giant King Grass from VGE to VIASPACE. In particular, among other things, the final agreements resulted in: (1) VIASPACE no longer owning VGE equity; (2) Chang increasing his ownership of VGE equity; (3) the Company would not have to pay Chang for any obligations under the Note; and (4) the Company would obtain a sublicense to the Giant King Grass license held by IPA China to commercialize and develop GKG anywhere in the world other than China or Taiwan.

After September 30, 2012, VIASPACE no longer had any ownership in VGE, IPA BVI and IPA China and thus had no ownership in the framed artwork business any longer. It no longer derives any revenue from such business. It hasa GKG sublicense which it intends to develop as its business going forward. If such business should fail, then we may be forced to termination our company as we have no other business.

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the year ended December 31, 2012 was $5,740,000 including a loss from VGE discontinued operations, dissolution of DMFCC, and sale of Ionfinity of $4,509,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

Hein & Associates LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2012, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Hein & Associates LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. On September 30, 2012, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future.

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

We are a party to a number of license agreements that are material to our business. We may enter into additional technology licenses in the future. Effective September 30, 2012, as explained in Note 2 to our financial statements (“Note 2”), we entered into a sublicense agreement with Mr. Chang and VGE pursuant to which VGE will sublicense their license to the GKG intellectual property to us. Because this is a sublicense arrangement, we are also dependent on Mr. Chang to maintain the license properly. Any failure by Mr. Chang to comply with its terms under its license may have a ripple effect that materially and adversely affects our sublicense with Mr. Chang.

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

Under the License Agreement with VGE, we have a sublicense from VGE to commercialize GKG on a worldwide basis except China and Taiwan. VGE obtained the original license from China Gate. The term of this license from China Gate is not specified. China Gate has informed us that they have an exclusive license to the GKG in Guangdong province and North America and have granted VGE an exclusive sublicense to the same region. However, because we do not have a direct relationship with the holder of the intellectual property, any material adverse effect to the GKG license held by our sublicensors (either China Gate or VGE) would affect our rights as the sublicensee. The original licensor is aware of our China Gate sublicense and has consented to it. For instance, if our sublicensor fails to perform its obligations under its license with the original licensor, we would have no recourse against the original licensor and our rights with respect to the sublicense may be materially affected.

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

In addition, our business will initially depend on the success of our Giant King Grass business. Effective September 30, 2012, as explained in Note 2, we no longer own VGE, and therefore, we will no longer control the plantations where GKG is currently grown in the Guangdong province of China. Instead, under an agreement with VGE, VGE will be a supplier of seedlings to us. Since we will not directly own the farms, however, we are subject to greater risk if VGE is unable or unwilling to supply us the seedlings. For the long term prospects, we will likely have to produce GKG in other locations outside China including the US. If we are unable to generate our existing products in sufficient quantities – either from VGE or through our own locations - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Key personnel include Dr. Carl Kukkonen, our chief executive officer. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key employees.

Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.

The Company did not record any grass revenues in 2011. In 2012, the Company has recorded a minor amount of grass revenues related to several initial test plot agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future.  A loss of any customer by the Company could significantly reduce our future revenues.

Our success depends upon market acceptance of our technologies and product development.

The markets for our renewable energy technologies are either new or non-existent at the present time.  Our success will depend upon the market acceptance of our various products and services.  This acceptance may require in certain instances a modification to the culture and behavior of customers to be more accepting of other forms of technology.  Potential customers may be reluctant or slow to adopt changes or new ways of performing processes.  There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

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

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any growth in our business may place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our common stock.

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

We sublicense our intellectual property to the GKG from VGE which licenses the intellectual property from China Gate which licenses the intellectual property from the original licensor.  The term of this license is not specified.  China Gate informed VGE that they have an exclusive license to the GKG in Guangdong province and North America and have granted us an exclusive sublicense to the same region.   However, because we do not have a direct relationship with the holder of the intellectual property, any material adverse effect to the GKG license held by our sublicensor would affect our rights as the sublicensee.  The original licensor is aware of our sublicense and has consented to it.  For instance, if our sublicensor fails to perform its obligations under its license with the original licensor, we would have no recourse against the original licensor and our rights with respect to the sublicense may be materially affected.

Natural or man-made disasters could damage our crop production, which would cause us to suffer losses of production and a material reduction of revenues.

GKG is subject to the risks associated with growing crops, including natural disasters such as drought, pestilence, plant diseases and insect infestations, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our grass inventory in the winter storage season.  Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We are particularly susceptible to disasters or other incidents in the Guangdong province, where we have the greatest concentration of our operations. In the event of a widespread failure of our grass, we could likely sustain substantial loss of revenues and suffer substantial operating losses. We do not have insurance to protect against such a risk and we are not aware of the availability of any such insurance in China.

Our growth prospects may be materially and adversely affected if we are unable to develop or acquire new products or to produce our existing products in sufficient quantities.

We believe the future growth of our Company will depend on the value of our grass business for biofuel, power plant, or animal feed purposes.   The ability to develop orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. These include changing customer preferences, competitive price pressures, the failure to adapt products to meet the evolving demands of customers, the development of higher-quality products by our competitors, and general economic conditions. If we are unable to develop or acquire additional products that meet the demands of our customers, if our competitors develop products that are favored by our customers, or if we are unable to produce our existing products in sufficient quantities, our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

Our plans to increase production capacity in the grass business and expand into new markets may not be successful, which will adversely affect our operating results.

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

The profitability of our operations is affected by the selling prices of our products. We intend to benchmark the prices of our grass against the prevailing domestic market prices of grass of similar quality and attributes, and set the prices accordingly.  Historically, prices of grass and other agricultural products worldwide have been volatile, primarily due to fluctuations in supply and demand.  If the prices for such products decline in the future, and we are unable sell more products and/or reduce our cost of sales, our revenues will decrease and our profitability will be adversely affected.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,433,366,223 were issued and outstanding as of December 31, 2012. Of these issued and outstanding shares, 664,762,605 shares (46.4%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director; and IPA BVI, former subsidiary).  Of the shares issued and outstanding at December 31, 2012, 588,465,848 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  844,900,375 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2012.

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

Our executive officers, directors (including current and former) and principal shareholders own 46.4% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 46.4% of our outstanding shares as of December 31, 2012.  In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.  The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Our common stock is currently traded on the OTC Capital Markets (“OTCQB”) and is considered a “penny stock.”  The OTCQB is generally regarded as a less efficient trading market than the NASDAQ Small Cap Market.

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

Our articles of incorporation authorize issuance of 1,500,000,000 shares of common and 10,000,000 shares of preferred stock.  The common and preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our Board of Directors (“BOD”) without shareholder approval.  Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.  Accordingly, our shareholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event buyers can be found therefore. Any future issuances of common or preferred stock would further dilute the percentage ownership of our Company held by the public shareholders.  Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

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

The sale of stock issuable upon exercise of the warrants issued or issuable, or even the possibility of their sale, may adversely affect the trading market for our common stock and adversely affect the prevailing market price of our common stock.  The existence of rights under such warrants to acquire our common stock at fixed prices may prove a hindrance to our efforts to raise future equity and debt funding, and the exercise of such rights will dilute the percentage ownership interest of our shareholders and may dilute the value of their ownership.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintained a corporate office in Irvine, California through March 31, 2012.  Effective April 1, 2012, our corporate office was relocated to Marietta, Georgia.  Effective September 30, 2012, the Company no longer has headquarters in Marietta, GA. The Company owns no properties or has an office lease. It maintains a mailing address in California, and its principal executive officers work in California.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

The shares of our common stock are principally quoted on the OTC Capital Markets (“OTCQB”) under the trading symbol “VSPC” since from June 22, 2005. Prior to June 22, 2005, the Company’s common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “GWPL.OB”.  The first day of trading for the Company’s common stock was June 4, 2004.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB or OTCQB.  The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low

Fiscal year ended December 31, 2012:
First Quarter	$.0105	$.0069
Second Quarter	$.011	$.0014
Third Quarter	$0.005	$.0014
Fourth Quarter	$0.015	$.0013

Fiscal year ended December 31, 2011:
First Quarter	$0.018	$0.0055
Second Quarter	$0.0175	$0.01
Third Quarter	$0.014	$0.0075
Fourth Quarter	$0.011	$0.0067

Holders

As of April 10, 2013, there were approximately 54 shareholders of record of the Company’s Common Stock.

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

Equity Compensation Plan

Our discussion regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance are discussed under the section titled “Equity Compensation Plan Information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

On October 8, 2012, the Company issued consultants 3,000,000 unregistered shares of the Company’s common stock for consulting services valued at $7,500.  On October 8, 2012, the Company issued consultants 12,000,000 unregistered shares of the Company’s common stock for consulting services valued at $72,000.  On November 7, 2012, the Company issued consultants 3,000,000 unregistered shares of the Company’s common stock for consulting services valued at $37,200, The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  We made a determination that these parties were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of accepting our shares as payment for their services and the Company believes that each party was given or had access to detailed financial and other information with respect to the Company.  These vendors acquired the shares for investment purposes without view to distribution, and there was no general advertising or general solicitation in connection with the issuance of the shares.  Further, restrictive transfer legends were placed on all certificates issued to these parties, and no underwriting or selling commissions were paid in connection with these share issuances.

On October 30, 2012, the Registrant issued 27,085,904 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of two convertible notes as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On November 28, 2012, the Registrant issued 1,941,748 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On December 31, 2012, the Registrant issued 3,191,489 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the majority of common security holders during the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA

None required for Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998 and is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for China and Taiwan, through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc. (“VGE”).

GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and so this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

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

Revenue Recognition - The Company has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

For the year ending December 31, 2012, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

With regard to revenue recognition in connection with agreements that include multiple deliverables, management reviews the relevant terms of the agreements and determines whether such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements. If it is determined that the items do not have stand-alone value, then such deliverables are accounted for as a single unit of accounting and any payments received pursuant to such agreement, including any upfront or development milestone payments and any payments received for support services, will be deferred and included in deferred revenue within our balance sheet until such time as management can estimate when all of such deliverables will be delivered, if ever. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change.

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

In accordance with FASB ASC 360-10-35, “Property, Plant, and Equipment”, management reviews our long-lived asset groups, including property and equipment and other intangible assets, for impairment whenever events indicate that their carrying amounts may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	our significant underperformance relative to expected operating results;

•	significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	significant decrease in the market value of a long-lived asset; and

•	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition.

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2012 and 2011.

Results of Operations

Year Ended December 31, 2012 Compared to December 31, 2011

Revenues

Revenues were $32,000 and $0 for the year ended December 31, 2012 and 2011, respectively, an increase of $32,000. The Company engaged in some grass business contracts in the fourth quarter of 2012 which contributed to the increase in revenues.

Cost of Revenues

Costs of revenues were $41,000 and $0 for the year ended December 31, 2012 and 2011, respectively, an increase of $41,000.  The Company engaged in some grass business contracts in the fourth quarter of 2012 and incurred related expenses to support these revenues.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2012 compared to the same period in 2011 was a decrease in gross profit from $0 for the year ended December 3, 2011 to a loss of $9,000 for the year ended December 31, 2012.

Operations Expenses

Operations expenses were $34,000 and $0 for the year ended December 31, 2012 and 2011, respectively, an increase of $34,000.  Effective September 30, 2012, the Company separated from VIASPACE Green Energy as described in Note 2, and started incurring its own expenses in the grass business. Prior to September 30, 2012, the Company did not incur these costs. Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $874,000 and $1,556,000 for the year ended December 31, 2012 and 2011, respectively, a decrease of $682,000. Stock compensation expense decreased $584,000 in 2012 as compared with 2011 as less stock was issued by the Company to pay its employees.  Stock option compensation expense decreased $143,000 in 2012 as compared with 2011 due to the completion of vesting of some stock option grants in 2011. Payroll and benefits increased $150,000 for the year ended December 31, 2012 as compared to the same period in 2011 due to higher compensation levels in 2012 and the Company paying its employees in cash as opposed to stock. Consulting decreased $97,000 due to the Company hiring fewer consultants and incurring less costs. Public relations expenses decreased $97,000 in 2012 as the Company incurred lower investor relations expenses. Legal fees increased $86,000 as the Company incurred legal fees related to the recapitalization agreement between the Company and VGE. Amortization of intangibles decreased $62,000 in 2012 as compared with 2011 as the Company completed vesting of its intangible assets. Other selling, general and administrative expenses, net, increased by $65,000 for the year ended December 31, 2012 compared with the same period in 2011.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2012. For the year ended December 31, 2011, the Company had a loss from operations of $1,556,000 compared with a loss from operations of $917,000 for the year ended December 31, 2012, a decrease of $639,000.

Discontinued Operations

Loss from discontinued operations decreased $3,351,000 for the year ended December 31, 2012, from a loss of $7,860,000 for the year ended December 31, 2011 to a loss of $4,509,000 for the year ended December 31, 2012. The decrease is the result of the following components:

	December 31, 2012	December 31, 2011	Change
Loss on separation and deconsolidation of VGE	$(4,969,000)	$0	$(4,969,000)
Gain on deconsolidation of DMFCC and Ionfinity	511,000	0	511,000
Discontinued Operations of VGE	(359,000)	(7,932,000)	7,573,000
Discontinued Operations of DMFCC	311,000	(36,000)	347,000
Discontinued Operations of Ionfinity	(3,000)	108,000	(111,000)

Total	$4,509,000	$7,860,000	$(3,351,000)

The loss on the separation and deconsolidation of VGE, dissolution of DMFCC and sale of Ionfinity is discussed in Note 2.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2012 was $5,830,000. Non-cash expenses totaled $5,674,000 for the year ended December 31, 2012 primarily due to stock options, stock compensation expense, depreciation and amortization expense. The Company recorded a loss on separation and deconsolidation of VIASPACE Green Energy of $4,969,000 for the year ended December 31, 2012. The Company recorded a gain on the deconsolidation of DMFCC and sale of Ionfinity totaling $511,000. The Company recorded a gain on the foregiveness of debt of $312,000. Related party, net, used $52,000 of cash for the period. Changes in operating assets and liabilities used $547,000 of cash in 2012.  Net cash used in operating activities for operations was $755,000 for the year ended December 31, 2012.

Net cash used in investing activities was $396,000 for 2012.  Capital expenditures of $84,000 were incurred by VGE for equipment used for its GKG business and $8,000 for equipment in its framed artwork business. At September 30, 2012, VGE made deposits of $144,000 for an additional land lease site in China which requires a prepayment of the first five years of lease. VGE received $1,000 from proceeds from the disposal of fixed assets. There was a reduction in cash on deconsolidation of VGE in the amount of $161,000.

Net cash provided by financing activities was $60,000. The Company made a distribution to Ionfinity noncontrolling interests of $75,000 in 2012. The Company also received loans from Director Kevin Schewe of $135,000 related to a Loan Agreement.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $48,790,000 at December 31, 2012. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe will fund the Company up to $1,000,000 over the next five years. As discussed in Note 2, the note to Changs, LLC previously owed does not have to be paid. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements as detailed below.

Employment Agreements

Effective October 1, 2012, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $160,000 per annum and Mr. Muzi would receive $60,000 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company carried out an assessment under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012.

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

Under the supervision and with the participation of management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of December 31, 2012, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our CEO and CFO concluded that as of December 31, 2012, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2012. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)            Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them.  The Company’s named executive officers as of December 31, 2012 include the Chief Executive Officer and the Chief Financial Officer.  In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Dr. Carl Kukkonen	67	Chief Executive Officer and Director
Mr. Stephen Muzi	49	Chief Financial Officer

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

(b)            Directors

The Company’s directors are as follows:

Name	Age	Position Held
Dr. Carl Kukkonen	67	Chief Executive Officer and Director
Ms. Angelina Galiteva	46	Director
Dr. Kevin L. Schewe	56	Director

Carl Kukkonen – See background in Item 9 (a) under Executive Officers

Angelina Galiteva.  Director Since:  April 28, 2006. Committee Memberships of Company: Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee.  Independent Director: Yes.  Principal Occupations for the last 5 years: Angelina Galiteva was appointed by California’s Governor Jerry Brown and subsequently approved by the State Senate to the California Independent System Operator Corporation Board of Governors. The Independent System Operator is responsible for the reliable operation of the electrical grid in the state of California and for the efficient integration of the 33% Renewable Portfolio Standard mandate. Ms. Galiteva is also a Principal at NEOptions, Inc., a renewable energy and new technology product design and project development firm. Her industry experience includes serving as Executive Director of the Los Angeles Department of Water and Power and head of its Green LA, Environmental Affairs and New Product Development Organization. While at the municipal utility, she was responsible for strategic positioning and the environmental compliance departments. Her career includes working with the California ISO and Power Exchange on their initial launches and she also worked as a power analyst for the New York Power Authority. Ms. Galiteva works to advance the use of renewable energy and distributed energy technologies worldwide. In the non government organization (NGO) arena, she is the founder of the Renewables 100 Policy Institute and also serves as the Chairperson for the World Council for Renewable Energy. Both organizations are dedicated to the successful deployment of renewable energy technologies and the policies that support them on a global scale. Ms. Galiteva graduated from Pace University School of Law with a Juris Doctor degree and an LL.M. degree in Environmental and Energy Law. She specialized in electric utility strategic policy analysis and decision making focusing on pending industry transition and integration of renewable energy technologies in the utility mix.

Kevin L. Schewe, MD.  Director Since: January 19, 2012. Kevin L. Schewe, MD was appointed to the VIASPACE Board of Directors on January 19, 2012 as an independent director. Dr. Schewe is a Board-Certified Radiation Oncologist and a Fellow of the American College of Radiation Oncology since prior to 2007. Dr. Schewe has devoted his 25-year medical career and practice in the fight against cancer. He currently serves as Medical Director of Radiation Oncology at the Red Rocks Medical Center in Golden, Colorado and also at the Thornton Cancer Center Department of Radiation Oncology in Thornton, Colorado. The two cancer centers are co-owned by Dr. Schewe and HealthONE, the Colorado Division of Hospital Corporation of America (HCA) which is the largest private operator of healthcare facilities in the world and listed on the New York Stock Exchange.  Dr. Schewe has also developed a premium line of skin care and cosmetic products that help to naturally heal, protect, repair and subsequently maintain not only the damaged skin of cancer patients, but also individuals who have experienced skin damage resulting from aging, dryness, UV exposure, other illnesses, and environmental pollution. These products are manufactured and sold by Dr. Schewe’s company Elite Therapeutics.  Dr. Schewe received his Bachelor of Arts Biology at the University of Missouri and his medical degree at the   University of Missouri School of Medicine.

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

Committees of the Board of Directors

Audit Committee.  On October 20, 2005, our BOD established an Audit Committee.  Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.  The Company does not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-B.  The Company intends to identify and recruit a suitable candidate to serve as the audit committee financial expert during 2013.

Compensation Committee.  On October 20, 2005, our BOD established a Compensation Committee.  Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success.  The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2012.

Governance and Nominating Committee.  On October 20, 2005, our BOD established a Governance and Nominating Committee.  This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates.  The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2012 and our executive officers who were paid more than $100,000 per annum.  Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000.  The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Carl Kukkonen,	2012	60,000	–	251,903	98,568	–	410,471
Chief Executive Officer of Company	2011	–	–	604,568	291,416	–	895,984
	2010	–	–	604,568	288,562	–	893,130

Stephen J. Muzi,	2012	30,000	–	150,000	58,027	12,627	250,654
Chief Financial Officer, Treasurer and	2011	12,060	–	360,000	168,152	11,553	551,765
Secretary of Company	2009	25,167	–	360,000	203,786	14,703	603,656

(1)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2012 under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements for 2012. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.
(2)	Dr. Kukkonen received $5,715, $13,717 and $13,717 in 2012, 2011 and 2010, respectively, for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan). Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company on his behalf.
(3)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2012: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

Effective October 1, 2012, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $160,000 per annum and Mr. Muzi would receive $60,000 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

Stock Option Grants

The following table provides information on stock options granted in 2012 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Carl Kukkonen	7/30/12								9,890,111	$.0028	$25,502
Stephen Muzi	7/30/12								7,417,580	$.0028	$19,127

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options above vested immediately. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2012.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DECEMBER 31, 2012

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	9,890,111	–		$0.0028	7/30/22
Stephen Muzi	7,417,580	–		$0.0028	7/30/22
Carl Kukkonen	20,000,000	–		$0.012	2/12/20
Stephen Muzi	10,000,000	–		$0.012	2/12/20
Carl Kukkonen	5,000,000	–		$0.0225	8/19/19
Stephen Muzi	5,000,000	–		$0.0225	8/19/19
Stephen Muzi	3,000,000	–		$0.039	2/14/18
Stephen Muzi	250,000	–		$0.08	12/10/17

There were no shares of the Company’s common stock acquired during 2012 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2012.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	–	–	$3,117	–	$3,117
Kevin L. Schewe	–	–	$3,117	–	$3,117

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2012 under FASB ASC Topic 718, and not an amount paid to or realized by the Director. The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

On January 25, 2012, 1,000,000 stock options were each granted to Ms. Galiteva and Dr. Schewe as a stock award for board of director services.  The price of the option is the closing market price on the date of grant, vesting over two years. During 2012, no cash compensation was paid to non-employee directors.  Directors of the Company, who are employees of the Company or of a Company subsidiary, do not receive additional compensation for their services as Directors.  Additionally, on January 25, 2012, the Company granted 1,000,000 stock options to Mr. Samuel Chen, a non-employee director of VGE, a former subsidiary of the Company. No further compensation will be paid to Mr. Chen in the future.

Retirement Plans

The Company does not have any retirement plans at December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2013 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group.  The mailing address for each person identified in this table is 382 N. Lemon Ave., Suite 364, Walnut, California 91789.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO (c)	62,028,089	34,890,111	96,918,200	6.4%
Angelina Galiteva	903,764	4,458,333	5,362,097	0.4%
Kevin L. Schewe, MD	132,219,141	708,333	132,927,474	8.8%

Other Named Officers:
Stephen J. Muzi, CFO	31,689,901	25,667,580	57,357,481	3.8%

All Named Executive Officers and Directors as a group (4 persons)	226,840,895	65,724,357	292,565,252	19.4%

Other 5% Owners:
Sung Hsien Chang (d)	353,223,960	–	353,223,960	23.3%

(a)	Includes only options that become exercisable on or before June 10, 2013 and excludes options that become exercisable after such date.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of April 10, 2013 and the number of options of the beneficial owner that are exercisable on or before June 10, 2013 divided by the sum of the number of shares of Common Stock outstanding as of April 10, 2013 and the number of options of the beneficial owner that are exercisable on or before May 27, 2013.

(c)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 salary and is entitled to 44,394,324 unregistered shares of Company common stock which is not included in the number of shares beneficially owned since they have not been issued yet. 12,950,000 shares were gifted to family members by Dr. Kukkonen in 2013.

(d)

Mr. Chang is a former director of the Company, President of VIASPACE Green Energy Inc. and CEO of IPA BVI and IPA China, all former subsidiaries of the Company.  Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC and the Chang Family Foundation. Shares shown do not include those owned by Mr. Chang’s adult children. Shares shown do not include shares owned by IPA BVI.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2012.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	67,407,691	$0.013	39,995,002
Equity compensation plans not approved by security holders	–	–	–
Total	67,407,691	$0.013	39,995,002

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2012.

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

Due to Dr. Carl Kukkonen

Included in the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011 are Related Party Payables. The Company has a payable of $640,000 and $672,000, at December 31, 2012 and 2011, respectively, to Dr. Kukkonen, CEO of the Company. Included in the amount owed to Dr. Kukkonen at December 31, 2012 is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2012: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

On October 23, 2012, Dr. Schewe made a loan of $35,000 to the Company. This loan would convert into 6,140,351 shares of Company common stock based on a common share price of $0.0057. The Company recorded a discount on the note of $29,474 as a result of a beneficial conversion feature at October 23, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

On October 29, 2012, Dr. Schewe converted $85,000 in loans previously made to the Company plus interest owed to him of $289 into 27,085,904 common shares of the Company.

On November 27, 2012, Dr. Schewe made a loan of $20,000 to the Company. This loan would convert into 1,941,748 shares of Company common stock based on a common share price of $0.0103. The Company recorded a discount on the note of $5,243 as a result of a beneficial conversion feature at November 27, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

On November 27, 2012, Dr. Schewe converted $20,000 in loans previously made to the Company into 1,941,748 common shares of the Company.

On December 31, 2012, Dr. Schewe made a loan of $30,000 to the Company. This loan would convert into 3,191,489 shares of Company common stock based on a common share price of $0.0094. The Company recorded a discount on the note of $8,298 as a result of a beneficial conversion feature at December 31, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

On December 31, 2012, Dr. Schewe converted $30,000 in loans previously made to the Company into 3,191,489 common shares of the Company.

Director Independence

Our BOD has determined that it currently has two members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.  The independent directors are: Ms. Angelina Galiteva and Dr. Kevin L. Schewe.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2012	2011
Audit Fees – Hein & Associates LLP	$45,000	$23,000
Audit Fees – Goldman Kurland and Mohidin, LLP	–	116,000
Audit-Related Fees	–	–
Tax Fees	–	–
	$45,000	$139,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).
3.3 (i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.4 (i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.5 (i)	Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).
10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).
10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).
10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).
10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).
10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
10.5	2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).
10.6	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).
10.7	Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).
10.8	Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 27, 2008).
10.9	Amendment to Securities Purchase Agreement dated June 22, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 26, 2009).
10.10	Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 25, 2009).
10.11	Amendment No. 3 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 16, 2009).
10.12	Amendment No. 4 to Securities Purchase Agreement dated November 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 23, 2009).
10.13	Amendment No. 5 to Securities Purchase Agreement dated November 25, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2009).

10.14	Amendment No. 6 to Securities Purchase Agreement dated December 18, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2009).
10.15	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 20, 2010).
10.16	Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).
10.17	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).
10.18	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).
10.19	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.20	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
10.20A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).
10.21	Recapitalization Agreement dated September 30, 2012 by and among the Registrant, VIASPACE Green Energy Inc. (“VGE”), Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012).
10.22	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Registrant and VGE (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).
10.23	Loan Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).
10.24	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).
10.25	Security Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).
10.26	Mutual Limited Release dated September 30, 2012 by and among the Registrant, VGE, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated by reference to Exhibit 10.06 of the Company’s Form 8-K filed October 5, 2012).
10.27	Lock-up Agreement dated September 30, 2012 by and among VIASPACE and the other parties listed therein (incorporated by reference to Exhibit 10.07 of the Company’s Form 8-K filed October 5, 2012).
10.28	Kukkonen Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2012).
10.29	Muzi Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.30	Kukkonen, Muzi and Galiteva Lock Up Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.31	Senior Secured Convertible Promissory Note dated October 23, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2012).
10.32	Senior Secured Convertible Promissory Note dated November 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2012).
10.33	Senior Secured Convertible Promissory Note dated December 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 31, 2012).
14.1	VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).
21	* List of subsidiaries of Company.
23.1	* Consent of Hein & Associates LLP dated April 15, 2013.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	* XBRL Instance Document
101.SCH	* XBRL Schema Document
101.CAL	* XBRL Calculation Linkbase Document
101.DEF	* XBRL Definition Linkbase Document
101.LAB	* XBRL Label Linkbase Document
101.PRE	* XBRL Presentation Linkbase Document

*  Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2013.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	April 15, 2013
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	April 15, 2013
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ ANGELINA GALITEVA	Director	April 15, 2013
Angelina Galiteva

/s/ KEVIN L. SCHEWE	Director	April 15, 2013
Kevin L. Schewe

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

VIASPACE Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations, resulting in an accumulated deficit of $48,790,000. The Company expects such losses to continue.  In addition, the Company has limited working capital. These facts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California

April 15, 2013

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and equivalents	$50,000	$53,000
Prepaid expenses	287,000	249,000
Current assets from discontinued operations	–	2,847,000
TOTAL CURRENT ASSETS	337,000	3,149,000

OTHER ASSETS:
Other assets	1,000	2,000
Long term assets from discontinued operations	–	7,060,000
TOTAL OTHER ASSETS	1,000	7,062,000

TOTAL ASSETS	$338,000	$10,211,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$113,000	$19,000
Accrued expenses	86,000	30,000
Unearned revenue	66,000	–
Due to Changs LLC	–	866,000
Related party payables	640,000	1,192,000
Current liabilities from discontinued operations	―	985,000
TOTAL CURRENT LIABILITIES	905,000	3,092,000

LONG-TERM LIABILITIES:
Due to Changs LLC	–	4,265,000
TOTAL LONG-TERM LIABILITIES	–	4,265,000

TOTAL LIABILITIES	905,000	7,357,000

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2012 and 2011	–	–
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,433,366,223 and 1,333,796,601 shares issued and outstanding in 2012 and 2011, respectively	1,433,000	1,334,000
Additional paid in capital	46,790,000	43,653,000
Accumulated deficit	(48,790,000)	(43,050,000)
Total shareholders’ equity (deficit)	(567,000)	1,937,000
Noncontrolling interest	–	917,000
Total equity (deficit)	(567,000)	2,854,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$338,000	$10,211,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012		2011

REVENUES		$32,000		$–
COST OF REVENUES		41,000		–
GROSS LOSS		(9,000)		–

OPERATING EXPENSES
Operations		34,000		–
Selling, general and administrative		874,000		1,556,000
Total operating expenses		908,000		1,556,000
LOSS FROM OPERATIONS		(917,000)		(1,556,000)

OTHER INCOME (EXPENSE)
Interest expense		(404,000)		(317,000)
Other income		–		375,000
Other expenses		–		(1,000)
Total other income (expense)		(404,000)		57,000

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(1,321,000)		(1,499,000)
Income taxes		–		–
LOSS FROM CONTINUED OPERATIONS BEFORE DISCONTINUED OPERATIONS		(1,321,000)		(1,499,000)
Discontinued Operations:
Income from discontinued operations		(51,000)		(7,860,000)
Gain on disposition of discontinued operations		(4,458,000)		–
Total discontinued operations		(4,509,000)		(7,860,000)
NET LOSS		(5,830,000)		(9,359,000)
Net loss attributed to noncontrolling interests		90,000		1,877,000
NET LOSS ATTRIBUTED TO VIASPACE		$(5,740,000)		$(7,482,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS — Basic and diluted	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM DISCONTINUED OPERATIONS — Basic and diluted	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM NET LOSS ATTRIBUTED TO VIASPACE — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,385,168,793		1,297,678,969

*     Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

F-4

VIASPACE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011
NET LOSS ATTRIBUTED TO VIASPACE	$(5,740,000)	$(7,482,000)

Other Comprehensive Income:
Foreign currency translation	–	25,000
Subtotal	–	25,000
COMPREHENSIVE LOSS	$(5,740,000)	$(7,457,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Total

BALANCE, DECEMBER 31, 2010	1,228,651,926	$1,229,000	$42,165,000	$25,000	$(35,568,000)	$7,851,000	$2,604,000	$10,455,000

Noncontrolling share							(1,876,000)	(1,876,000)
Foreign currency translation				(25,000)		(25,000)		(25,000)
Stock compensation expense related to stock options			673,000			673,000		673,000
Shares issued for services	105,144,675	105,000	1,004,000			1,109,000		1,109,000
Noncontrolling interest in VGE stock option compensation expense			(189,000)			(189,000)	189,000	–
Net loss					(7,482,000)	(7,482,000)		(7,482,000)
BALANCE, DECEMBER 31, 2011	1,333,796,601	$1,334,000	$43,653,000	$ ―	$(43,050,000)	$1,937,000	$917,000	$2,854,000

Shares issued for consulting services	19,000,438	19,000	105,000			124,000		124,000
Shares issued for salaries	48,350,043	48,000	352,000			400,000		400,000
Beneficial conversion feature of convertible debt			56,000			56,000		56,000
Stock issued upon conversion of note payable	32,219,141	32,000	103,000			135,000		135,000
Non cash compensation related to stock options			86,000			86,000		86,000
Non cash compensation related to stock options (VGE)			84,000			84,000	27,000	111,000
Cash distribution from Ionfinity							(75,000)	(75,000)
Foregiveness of debt due to VGE			2,351,000			2,351,000		2,351,000
Deconsolidation of VGE							(268,000)	(268,000)
Deconsolidation of Ionfinity and DMFCC							(511,000)	(511,000)
Net loss					(5,740,000)	(5,740,000)	(90,000)	(5,830,000)
BALANCE, DECEMBER 31, 2012	1,433,366,223	$1,433,000	$46,790,000	$–	$(48,790,000)	$(567,000)	$–	$(567,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,830,000)	$(9,359,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	79,000	98,000
Amortization of intangible assets	45,000	83,000
Goodwill impairment	–	7,307,000
License to patents impairment	–	130,000
Stock option compensation	197,000	673,000
Stock issued for compensation	400,000	790,000
Stock issued for consulting expense	124,000	214,000
Amortization of debt discount	56,000	–
Bad debt expense	–	64,000
Loss on disposal of assets	3,000	6,000
Gain recognized on foregiveness of debt	312,000	–
Loss on separation and deconsolidation of VIASPACE Green Energy Inc.	4,969,000	–
Gain on deconsolidation of DMFCC and Ionfinity	(511,000)	–
(Increase) decrease in:
Accounts receivable	(52,000)	67,000
Inventory	(84,000)	283,000
Prepaid expenses and other current assets	(25,000)	33,000
Increase (decrease) in:
Accounts payable	(590,000)	120,000
Accrued expenses and other	138,000	(147,000)
Unearned revenue	66,000	–
Related party payable	(52,000)	896,000
Net cash provided by (used in) operating activities	(755,000)	1,258,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	(92,000)	(251,000)
Additions to land leases	(144,000)	–
Reduction in cash on deconsolidation of VIASPACE Green Energy	(161,000)	–
Proceeds from disposal of fixed assets	1,000	64,000
Net cash used in investing activities	(396,000)	(187,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to noncontrolling interests	(75,000)	–
Additions to notes payable	135,000	–
Payments to Changs, LLC	–	(200,000)
Payments on short-term debt	–	(12,000)
Net cash provided by (used in) financing activities	60,000	(212,000)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	–	(25,000)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,091,000)	834,000
CASH AND EQUIVALENTS, Beginning of year	1,141,000	307,000
CASH AND EQUIVALENTS, End of year	$50,000	$1,141,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2012:

•	On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Green Energy (VGE). On the date of the recapitalization, the Company wrote-off $2,351,000 of debt it owed to VGE and charged this amount to loss on deconsolidation of VGE. Included in amount written off was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of VGE that were issued to Changs, LLC as required by the recapitalization agreement. A loss of $4,969,000 was recorded on the separation and deconsolidation of VGE.
•	During 2012, Dr. Schewe made loans of $135,000 to the Company. The Company recorded a discount on the note of $56,000 as a result of a beneficial conversion feature at September 30, 2012.

Supplemental Disclosure of Non-Cash Financing for 2011:

•	The Company issued 23,680,672 shares of common stock for future services valued at $234,000. This amount was recorded at issuance as prepaid expenses.

 The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2012 AND 2011

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

GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and so this process is carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop for a period described in Note 4. On September 30, 2012, the Company executed final agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, final agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside of China and Taiwan. Under the final agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $48,790,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 6, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation - The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2011 consolidated financial statements to conform to the December 31, 2012 consolidated financial statement presentation.

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

Noncontrolling Interest - The Company follows “Noncontrolling Interests in Consolidated Financial Statements, codified in FASB Accounting Standards Codification (“ASC”) Topic 810 which establishes standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Noncontrolling interest in consolidated subsidiaries is the minority shareholders’ proportionate share of equity of DMFCC and Ionfinity.

Prior to September 30, 2012, the Company accounted for the minority shareholders’ proportionate share of VGE. Effective September 30, 2012, the Company no longer has an ownership position in VGE as discussed in Note 2. The Company’s controlling interest requires the results of these companies’ operations be included in the consolidated financial statements. At December 31, 2012 and 2011, the Company recorded zero and $329,000, respectively, representing Common Shareholder NCIs in VGE.

At December 31, 2011, the Company held ownership positions in Direct Methanol Fuel Cell Corporation (“DMFCC”) and Ionfinity, LLC (“Ionfinity”). As discussed in Note 5, the Company dissolved DMFCC on November 29, 2012 and sold its ownership position in Ionfinity on December 21, 2012. The percentage of DMFCC and Ionfinity not owned by the Company was shown as NCI in the Consolidated Statement of Operations and Consolidated Balance Sheet.  At December 31, 2012 and 2011, the Company recorded $0 and $500,000, respectively, as NCI for an investment in DMFCC by a minority shareholder.  At December 31, 2012 and 2011, the Company recorded $0 and $88,000, respectively, representing Common Shareholder NCIs in Ionfinity.

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

Income Taxes– The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense, net and other income (expense), net, respectively.

Revenue Recognition – The Company has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant.

For the year ending December 31, 2012, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

With regard to revenue recognition in connection with agreements that include multiple deliverables, management reviews the relevant terms of the agreements and determines whether such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements. If it is determined that the items do not have stand-alone value, then such deliverables are accounted for as a single unit of accounting and any payments received pursuant to such agreement, including any upfront or development milestone payments and any payments received for support services, will be deferred and included in deferred revenue within our balance sheet until such time as management can estimate when all of such deliverables will be delivered, if ever. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change.

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

Stock Based Compensation – VIASPACE has a stock-based compensation plan.  The Company has adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718, using the modified prospective application transition method.  The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.  Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its consolidated balance sheet.

Net Income (Loss) Per Share - The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.

Research and Development - The Company charges research and development expenses to operations as incurred.

Recent Accounting Standards - There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed elsewhere) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS – VGE

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

Assets and liabilities related to these operations have been reclassified to assets from discontinued operations and liabilities from discontinued operations, respectively. The assets and liabilities of discontinued operations at December 31, 2011 were as follows:

December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$944,000
Accounts receivable	178,000
Inventory	268,000
Prepaid expenses	43,000
Related party receivables	1,245,000
Other current assets	25,000
TOTAL CURRENT ASSETS	2,703,000

FIXED ASSETS, net	1,097,000

OTHER ASSETS:
Land Use Right, net	517,000
License to Grass, net	427,000
Goodwill	5,015,000
Other	4,000
TOTAL LONG TERM ASSETS	7,060,000

TOTAL ASSETS	$9,763,000

CURRENT LIABILITIES:
Accounts payable	$409,000
Related party payables	75,000
Accrued expenses	188,000
TOTAL CURRENT LIABILITIES	$672,000

The revenues and expenses of discontinued operations for year ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
REVENUES	$2,505,000	$6,646,000
COST OF REVENUES	1,733,000	4,606,000
GROSS PROFIT	772,000	2,040,000

OPERATING EXPENSES
Operations	133,000	257,000
Selling, general and administrative	1,175,000	2,004,000
Goodwill impairment	–	7,307,000
Total operating expenses	1,308,000	9,568,000

INCOME (LOSS) FROM OPERATIONS	(536,000)	(7,528,000)

OTHER INCOME (EXPENSE)
Other expense	(3,000)	(8,000)
Other income	180,000	95,000
Impairment of marketable securities	–	(353,000)
Total other income (expense)	177,000	(266,000)

INCOME (LOSS) BEFORE INCOME TAXES	(359,000)	(7,794,000)
Income taxes	–	138,000

NET INCOME (LOSS)	(359,000)	(7,932,000)

Land use rights amortization included in discontinued operations was $27,000 and $41,000 for the year ended December 31, 2012 and 2011, respectively.

License to grass amortization included in discontinued operations was $18,000 and $26,000 for the year ended December 31, 2012 and 2011, respectively.

Rent expense included in discontinued operations for the year ended December 31, 2012 and 2011 was $24,000 and $31,000, respectively.

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

DISCONTINUED OPERATIONS – Direct Methanol Fuel Cell Corporation (“DMFCC”)

As of December 31, 2011, the Company owned 71.4% of the outstanding shares of DMFCC. DMFCC was an inactive subsidiary that previously produced disposable fuel cartridges that provided the energy source for portable electronics powered by fuel cells. On October 31, 2012, DMFCC entered into an Acknowledgment and Mutual Release Agreement with the University of Southern California (USC) and California Institute of Technology (Caltech) whereby DFMCC agreed to terminate the license agreements it had in place with USC and Caltech in exchange for Caltech and USC agreeing to forgive any royalties, patent legal fees, or other amounts now due and owing from DMFCC under such license agreements. DMFCC has no further obligations under the license agreements as of October 31, 2012 and no longer has rights under the license agreements with USC and Caltech. As of September 30, 2012, DMFCC had accounts payable to USC of approximately $307,000 which was included in the Company’s consolidate balance sheets. This amount was reversed on October 31, 2012 and is included in discontinued operations on the Company’s consolidated statement of operations at December 31, 2012. Since DMFCC had no remaining operations or assets remaining, DMFCC was formally dissolved on November 29, 2012.

Assets and liabilities related to these operations have been reclassified to assets from discontinued operations and liabilities from discontinued operations, respectively. The assets and liabilities of discontinued operations at December 31, 2011 were as follows:

December 31, 2011

TOTAL ASSETS	$–

CURRENT LIABILITIES:
Accounts payable	$312,000
TOTAL CURRENT LIABILITIES	$312,000

The revenues and expenses of discontinued operations for year ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
OPERATING EXPENSES	2012	2011
Operations	$–	$11,000
Selling, general and administrative	–	25,000
Total operating expenses	–	36,000

LOSS FROM OPERATIONS	–	(36,000)

OTHER INCOME
Other income	311,000	–
Total other income	311,000	–

INCOME (LOSS) BEFORE INCOME TAXES	311,000	(36,000)
Income taxes	–	–

NET INCOME (LOSS)	$311,000	$(36,000)

DISCONTINUED OPERATIONS – Ionfinity, LLC (“Ionfinity”)

At December 31, 2011, the Company owned 46.3% of the outstanding membership interests of Ionfinity. Ionfinity was an inactive subsidiary that previously had US government contracts for a next-generation mass spectrometry technology for industrial process control and environmental monitoring.  On October 16, 2012, the Board of Directors of the Company approved a resolution to divest its ownership interests in Ionfinity. On December 31, 2012, the Company divested of its interest in Ionfinity and transferred its membership interests to the largest existing member of Ionfinity LLC. The Company has no remaining interests or obligations in Ionfinity.

Assets and liabilities related to these operations have been reclassified to assets from discontinued operations and liabilities from discontinued operations, respectively. The assets and liabilities of discontinued operations at December 31, 2011 were as follows:

December 31, 2011
CURRENT ASSETS:
Cash and equivalents	$144,000
TOTAL CURRENT ASSETS	144,000

TOTAL ASSETS	$144,000

CURRENT LIABILITIES:
Accounts payable	$1,000
TOTAL CURRENT LIABILITIES	$1,000

The revenues and expenses of discontinued operations for year ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
REVENUES	$–	$113,000
COST OF REVENUES	–	82,000
GROSS PROFIT	–	31,000

OPERATING EXPENSES
Selling, general and administrative	3,000	3,000
Total operating expenses	3,000	3,000

INCOME (LOSS) FROM OPERATIONS	(3,000)	28,000

OTHER INCOME (EXPENSE)
Other expense	–	(5,000)
Other income	–	85,000
Total other income	–	80,000

INCOME (LOSS) BEFORE INCOME TAXES	(3,000)	108,000
Income taxes	–	–

NET INCOME (LOSS)	(3,000)	108,000

NOTE 3 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At December 31, 2012 and 2011, the remaining value of these agreements was $245,000 and $246,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $42,000 and $46,000 at December 31, 2012 and 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

License Agreement

Effective of as September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass within the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass. The Company assigned no value to the sublicense due to uncertainties of future revenues.

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

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

• One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term. The Company expects to meet the milestones during the first two year period, but no assurance can be given that they will be met.

There are additional milestones that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

NOTE 5 – STOCK OPTIONS, WARRANTS AND ISSUED STOCKS

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

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option.  Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date.  The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD.  At December 31, 2012, there were 39,995,002 shares available for future grant.

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

	2012	2011
Risk free interest rate	0.99% - 1.40%	1.60%
Dividends	0%	0%
Volatility factor	124.48% - 134.79%	124.49%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	34.4% - 35.2%	13.4%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at December 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	70,130,000	$0.017
Granted	21,308,000	0.004
Exercised	–	–
Forfeited	(24,030,000)	0.015
Outstanding at December 31, 2012	67,408,000	$0.013	6.6	$–
Exercisable at December 31, 2012	66,658,000	$0.013	6.6	$–

The weighted-average grant date fair value of stock options granted to employees during 2012 was $0.004 per share.  The Plan recorded $86,000 of compensation expense for employee and director stock options in 2012.  At December 31, 2012, there was $7,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and 1 month.  At December 31, 2012, the fair value of options vested for employees and directors was $800,000.  There were no options exercised during 2012.

Consultant Option Grants

The following table summarizes activity for consultants in the Company’s Plan at December 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,538,462	$0.02
Granted	–	–
Exercised	–	–
Forfeited	(1,538,462)	0.02
Outstanding at December 31, 2012	–	$–	–	$–
Exercisable at December 31, 2012	–	$–	–	$–

There were no stock options granted to consultants during 2012.  The Company recorded no compensation expense for consultant stock options during 2012.  At December 31, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements.  At December 31, 2012, the fair value of options vested for consultants was $0.  There were no options exercised during 2012.

Direct Methanol Fuel Cell Corporation 2002 Stock Option / Stock Issuance Plan

DMFCC formed a stock-based compensation plan in 2002 entitled the 2002 Stock Option / Stock Issuance Plan (the “DMFCC Option Plan”) that reserved 2,000,000 shares of DMFCC common stock for issuance to employees, non-employee members of the BOD of DMFCC, BOD members of its parent company, consultants, and other independent advisors.  DMFCC did not record any stock option compensation expense during 2012.  There were no options exercised during 2012. As discussed in Note 5, DMFCC was dissolved on November 29, 2012. Any DMFCC stock options outstanding at that time were forfeited.

NOTE 6 – SHORT-TERM AND LONG-TERM DEBT

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

On October 23, 2012, Dr. Schewe made a loan of $35,000 to the Company. This loan would convert into 6,140,351 shares of Company common stock based on a common share price of $0.0057. The Company recorded a discount on the note of $29,474 as a result of a beneficial conversion feature at October 23, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

On October 29, 2012, Dr. Schewe converted $85,000 in loans previously made to the Company plus interest owed to him of $289 into 27,085,904 common shares of the Company.

On November 27, 2012, Dr. Schewe made a loan of $20,000 to the Company. This loan would convert into 1,941,748 shares of Company common stock based on a common share price of $0.0103. The Company recorded a discount on the note of $5,243 as a result of a beneficial conversion feature at November 27, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

On November 27, 2012, Dr. Schewe converted $20,000 in loans previously made to the Company into 1,941,748 common shares of the Company.

On December 31, 2012, Dr. Schewe made a loan of $30,000 to the Company. This loan would convert into 3,191,489 shares of Company common stock based on a common share price of $0.0094. The Company recorded a discount on the note of $8,298 as a result of a beneficial conversion feature at December 31, 2012. This discount will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.

On December 31, 2012, Dr. Schewe converted $30,000 in loans previously made to the Company into 3,191,489 common shares of the Company.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

At December 31, 2012 and December 31, 2011, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.001.

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

Common Stock

As of December 31, 2012 and December 31, 2011, the number of authorized shares of the Company’s common stock was 1,500,000,000.  The par value of the common stock is $0.001.  Common shareholders are entitled to one vote for each share held on all matters voted on by shareholders.

As of December 31, 2011, there were 1,333,796,601 shares of common stock outstanding. During 2012, the Company issued 1,000,438 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company.  The Company issued 32,219,141 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 6. In addition, the Company issued 66,350,043 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company.  All of the share issuances in 2012 were recorded at fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.  Stock compensation of $519,000 was recorded relating to these share issuances.  As of December 31, 2012, there were 1,433,366,223 shares of common stock outstanding.

NOTE 8 – INCOME TAX

The Company did not record a provision for income taxes for 2012 or 2011 as a result of operating losses.  The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized.  It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results.  Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.  The Company has Federal net operating loss carryovers of approximately $25,338,000 available at December 31, 2012 and State net operating loss carryovers of approximately $25,257,000 available at December 31, 2012, which expire through 2032.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2012 and 2011, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2012.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2012 and 2011. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2009 - 2011
California	2009 - 2011

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2012 and 2011.

	2012		2011
U.S Statutory rates	34.0%		34.0%
State taxes, net of Federal benefit	5.7%		5.7%
Permanent differences	(0.4%	)	(0.8%	)
Change in Valuation allowance	(39.3%	)	(37.0%	)
Other	–		(1.9%	)
Effective income tax rate	0.0%		0.0%

 The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011:

	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$10,183,000	$9,738,000
Stock compensation expense	3,995,000	3,828,000
Intangibles	2,176,000	2,555,000
Related party interest	287,000	126,000
Total Deferred Tax Assets	16,641,000	16,247,000
Less: Valuation allowance	(16,641,000)	(16,247,000)

Net Deferred Tax Assets	$–	$–

Ionfinity Income Taxes

Ionfinity is a partnership where VIASPACE was the tax partner and received an Internal Revenue Service Form K-1 annually which included VIASPACE’s share of any income or loss of Ionfinity.   This amount is included on the VIASPACE Federal and state tax returns. On December 21, 2012, the Company sold its ownership position in Ionfinity. The Company will receive a final Form K-1 for 2012 and include in its Federal and state tax returns.

NOTE 9 – OPERATING SEGMENTS

The Company evaluates its reportable segments in accordance with FASB ASC Topic 280 “Disclosures about Segments of an Enterprise and Related Information”. As of December 31, 2012, the Company’s Chief Executive Officer, Dr. Carl Kukkonen, was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to FASB ASC Topic 280.  The CODM allocates resources to the segments based on their business prospects, product development and engineering, and marketing and strategy.

The Company operates in one reportable segment, the grass business. The Company’s inactive subsidiaries, DMFCC and Ionfinity previously operated in the Energy Segment and Security Segment, respectively.

Grass Segment:

(i)	Through its use of a sublicense with VGE, the Company operates in the grass business. VGE grows a fast-growing, high yield, low carbon, nonfood energy crop called Giant King Grass (GKG) in China. GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation. GKG can also be used as animal feed. The Company has a worldwide sublicense for GKG outside of China and Taiwan with VGE.

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

All of the income continuing from operations shown in the Company’s Statement of Operations for the period ended December 31, 2012 and 2011 is from the grass segment. In addition, all assets on the Company’s Balance Sheets relate to the grass segment.

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2012 and 2011 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2012	2011
Stock Options	67,408,000	71,668,000
Warrants	–	264,000

The following table sets forth the computation of basic and diluted net loss per share for 2012 and 2011, respectively:

	2012		2011
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(5,740,000)		$(7,482,000)
Denominator:
Weighted average shares of common stock outstanding		1,385,168,793		1,297,678,969

Net loss per share of common stock, basic and diluted	$	*	$	*

* Less than $0.01

NOTE 11 – RELATED PARTY TRANSACTIONS

Included in the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011 are Related Party Payables. The Company has a payable of $640,000 and $672,000, at December 31, 2012 and 2011, respectively, to Dr. Kukkonen, CEO of the Company. Included in the amount owed to Dr. Kukkonen at December 31, 2012 is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2012: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 6.

NOTE 12 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  Rent expense charged to operations for year ended December 31, 2012 and December 31, 2011 was $1,000 and $5,000, respectively.

Collaborative Agreements

We are a party to certain collaborative agreements with various entities for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. These agreements are in the form of development collaborations and licensing agreements. Under these agreements, we have granted rights to grow and use of GKG. In return, we are entitled to receive certain payments for the operations of the test plots and license fees on the harvesting of GKG should it ultimately be commercialized.

All of our collaborative agreements are subject to termination by either party, without significant financial penalty to them. Under the terms of these agreements, upon a termination we are entitled to reacquire all rights in our technology at no cost and are free to re-license the technology to other collaborative partners.

Employment Agreements

Effective October 1, 2012, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $160,000 per annum and Mr. Muzi would receive $60,000 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

Legal Fees

In connection with the recapitalization of VGE discussed in Note 2, the Company has agreed to pay VGE $40,000 as reimbursement for legal fees and costs in connection with the negotiation and preparation of recapitalization agreement documents. This amount is due by September 30, 2014.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 13 – FINANCIAL ACCOUNTING DEVELOPMENTS

None.

NOTE 14 – SUBSEQUENT EVENTS

On January 30, 2013, Kevin Schewe, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 2,127,660 shares of the Company’s common stock at a conversion price of $0.0094 per common share.

On February 25, 2013, Kevin Schewe, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 1,769,912 shares of the Company’s common stock at a conversion price of $0.0113 per common share.

On March 28, 2013, Kevin Schewe, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 1,680,672 shares of Registrant common stock at a conversion price of $0.0119 per common share.

