Form 10-Q/A
period 2013-03-31
VIASPACE Inc.
filed 2013-05-17
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

PART II – OTHER INFORMATION

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

* Previously filed.

** Filed herewith.

[SIGNATURES PAGE FOLLOWS]

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 17, 2013	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2013	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

4