Form 10-Q
period 2013-06-30
VIASPACE Inc.
filed 2013-08-14
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,470,780,738 shares of $0.001 par value common stock issued and outstanding as of August 12, 2013.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash and equivalents	$19,000	$50,000
Prepaid expenses	349,000	287,000
TOTAL CURRENT ASSETS	368,000	337,000

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$369,000	$338,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$50,000	$113,000
Accrued expenses	19,000	46,000
Unearned revenue	29,000	66,000
Related party payables	680,000	680,000
TOTAL CURRENT LIABILITIES	778,000	905,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2013 and 2012	―	―
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,468,893,465 and 1,433,366,223 shares issued and outstanding in 2013 and 2012, respectively	1,469,000	1,433,000
Additional paid in capital	47,237,000	46,790,000
Accumulated deficit	(49,115,000)	(48,790,000)
Total stockholders’ deficit	(409,000)	(567,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,000	$338,000

* Amounts derived from audited financial statements for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
REVENUES		$32,000		$27,000		$63,000		$27,000
COST OF REVENUES		13,000		25,000		15,000		25,000
GROSS PROFIT		19,000		2,000		48,000		2,000

OPERATING EXPENSES
Operations		6,000		―		17,000		―
Selling, general and administrative		148,000		202,000		316,000		518,000
Total operating expenses		154,000		202,000		333,000		518,000
LOSS FROM OPERATIONS		(135,000)		(200,000)		(285,000)		(516,000)

OTHER INCOME (EXPENSE)
Interest expense		(17,000)		(76,000)		(40,000)		(153,000)
Other income		―		―		―		―
Gain on sale of marketable securities		―		―		―		―
Total other income (expense)		(17,000)		(76,000)		(40,000)		(153,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(152,000)		(276,000)		(325,000)		(669,000)
INCOME TAXES		―		―		―		―

LOSS FROM CONTINUED OPERATIONS BEFORE DISCONTINUED OPERATIONS		(152,000)		(276,000)		(325,000)		(669,000)
Discontinued operations		―		3,000		―		(272,000)
NET LOSS		(152,000)		(273,000)		(325,000)		(941,000)
Net loss attributed to noncontrolling interests		―		―		―		67,000
NET LOSS ATTRIBUTED TO VIASPACE		$(152,000)		$(273,000)		$(325,000)		$(874,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM DISCONTINUED OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
NET LOSS PER SHARE OF COMMON STOCK —Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,460,192,797		1,380,114,086		1,447,562,472		1,367,205,406

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(325,000)		$(941,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		―		52,000
Amortization of intangible assets		―		30,000
Stock option compensation expense		5,000		410,000
Stock compensation expense related to stock issued		―		147,000
Stock issued for consulting expenses		172,000		80,000
Amortization of debt discount		40,000		―
(Increase) decrease in:
Accounts receivable		―		(98,000)
Inventory		―		(18,000)
Prepaid expenses and other current assets		33,000		6,000
Increase (decrease) in:
Accounts payable		(24,000)		4,000
Accrued expenses and other		(30,000)		(19,000)
Unearned revenue		(37,000)		―
Related party, net		―		(108,000)
Net cash used in operating activities		(166,000)		(455,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		―		(89,000)
Net cash used in investing activities		―		(89,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party		135,000		―
Distribution to noncontrolling interests		―		(75,000)
Net cash provided by (used in) financing activities		135,000		(75,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS – continued operations		(31,000)		(619,000)
CASH AND CASH EQUIVALENTS, Beginning of period – continued operations		50,000		1,141,000
CASH AND CASH EQUIVALENTS, End of period – continued operations		$19,000		$522,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2013:

●	The Company issued 22,000,000 shares of the Company’s common stock for future services valued at $315,000. This amount was recorded at issuance as prepaid expenses.
●	During 2013, Dr. Schewe made loans of $135,000 to the Company. The Company recorded a discount on the note of $40,000 as a result of a beneficial conversion feature.
●	The Company issued 3,125,000 shares of the Company’s common stock as payment on accounts payable.
●	The Company cancelled 50,000 shares of the Company’s common stock that were issued to a vendor who later returned the shares when services were not performed.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998 and is a renewable energy company with a global reach. Our renewable energy is based on biomass in particular our license to a dedicated energy crop with the trademark “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for China and Taiwan, through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc. (“VGE”).

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

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop for a period described in Note 9. On September 30, 2012, the Company executed agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the world other than China and Taiwan. Under the agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,115,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 10) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

During 2012, the Company eliminated all ownership interests it held in VGE, Direct Methanol Fuel Cell Corporation, and Ionfinity, LLC. The revenues and expenses of each of these entities for the three months ended March 31, 2012 are included in Discontinued Operations.

The revenues and expenses of discontinued operations for three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
REVENUES	$1,022,000	$1,610,000
COST OF REVENUES	694,000	1,127,000
GROSS PROFIT	328,000	483,000

OPERATING EXPENSES
Operations	53,000	98,000
Selling, general and administrative	292,000	816,000
Total operating expenses	345,000	914,000

LOSS FROM OPERATIONS	(17,000)	(431,000)

OTHER INCOME
Other income	20,000	159,000
Total other income	20,000	159,000

LOSS BEFORE INCOME TAXES	3,000	(272,000)
Income taxes	–	–

NET LOSS	$3,000	$(272,000)

Amortization expense related to intangible assets included in discontinued operations was $14,000 and $31,000 for the three and six months ended June 30, 2012, respectively.  Rent expense included in discontinued operations was $8,000 and $16,000 for the three and six months ended June 30, 2012, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At June 30, 2013 and December 31, 2012, the remaining value of these agreements was $339,000 and $245,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $10,000 and $42,000 at June 30, 2013 and December 31, 2012, respectively.

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

2012
Risk free interest rate	0.99 - 1.40%
Dividends	0%
Volatility factor	124.48% - 134.79%
Expected life	6.67 years
Annual forfeiture rate	34.4% - 35.2%

The following table summarizes activity for employees and directors in the Company’s Plan at June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	67,408,000	$0.013
Granted	―	―
Exercised	―	―
Forfeited	―	―
Outstanding at June 30, 2013	67,408,000	$0.013	7.12	$221,000
Exercisable at June 30, 2013	66,283,000	$0.013	7.09	$215,000

There were no stock options issued in 2013. The Plan recorded $5,000 of compensation expense for director stock options in 2013.  At June 30, 2013, there was $4,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately ten months. At June 30, 2013, the fair value of options vested for employees and directors was $855,000.  There were no options exercised during 2013.

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

From January through June 2013, Dr. Schewe made loans of $135,000 to the Company. The Company recorded a discount on the loans of $40,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During the quarter, Dr. Schewe converted the loans into 6,350,826 common shares of the Company. From January through June 2013, Dr. Schewe converted the loans into 11,929,070 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of June 30, 2013, the Company had remaining availability under the note of $730,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

During 2013, the Company issued 3,125,000 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company. In addition, the Company issued 22,145,413 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $352,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. During 2013, 1,672,241 shares of common stock were returned by a vendor to the Company and cancelled. As of June 30, 2013, there were 1,468,893,465 shares of common stock outstanding.

The Company issued 11,929,070 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

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

The following table sets forth common stock equivalents (potential common stock) at June 30, 2013 and 2012 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2013	2012
Stock Options	67,408,000	67,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(152,000)		$(273,000)		$(325,000)		$(874,000)
Denominator:
Weighted average shares of common stock outstanding		1,460,192,797		1,380,114,086		1,447,562,472		1,367,205,406
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

*  Less than $0.01

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012 are Related Party Payables. The Company has a payable of $680,000 at June 30, 2013 and December 31, 2012. Included in the amount is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2012: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Additionally, the Company has agreed to pay VGE $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VGE. This amount is due by September 30, 2014.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 5.

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for three and six months ended June 30, 2013 was $2,000 and $4,000, respectively. Rent expense charged to operations for three and six months ended June 30, 2012 was $0 and $1,000, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 29, 2013, Kevin Schewe, advanced an additional $18,000 pursuant to the convertible loan agreement and immediately converted the $18,000 loan into 1,800,000 shares of Company common stock at a conversion price of $0.01 per common share.

Effective August 1, 2013, the Board of Directors of the Company appointed Khurram Irshad to be a director of the Company.  For serving as director, the Company granted to Mr. Irshad 1 million stock options at an exercise price of $0.0097 per share which will vest quarterly over one year. Additionally, the Company has entered into a consulting agreement with Amannco, a company headed by Mr. Irshad to develop projects in Pakistan, the U.S., Asia and Africa that use Giant King Grass. For the successful completion of a project secured by the consultant, the Company will pay the consultant a specified percentage of net compensation received by the Company for the duration of the project. The Company has also agreed to provide the consultant with a specified percentage of the Company’s ownership interest in a new company formed to grow Giant King Grass and produce electricity.  The agreement has a one-year term and may be terminated by either party upon written notice.

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

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop. On September 30, 2012, the Company executed agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under the agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets at June 30, 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

Revenues were $32,000 and $27,000 for the three months ended June 30, 2013 and 2012, respectively, an increase of $5,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $13,000 and $25,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $12,000.  The costs relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2013 compared to the same period in 2012 was an increase in gross profit from $2,000 for the three months ended June 30, 2012 to $19,000 for the three months ended June 30, 2013.

Operations Expenses

Operations expenses were $6,000 and $0 for the three months ended June 30, 2013 and 2012, respectively, an increase of $6,000.  Effective September 30, 2012, the Company separated from VIASPACE Green Energy as described in Note 2, and started incurring its own expenses in the grass business. Prior to September 30, 2012, the Company did not incur these costs. Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $148,000 and $202,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $54,000. Stock compensation expense decreased $160,000 in 2013 as compared with 2012 as less stock was issued by the Company to pay its employees. Stock option compensation expense decreased $2,000 in 2013 as compared with 2012 due to the completion of vesting of some stock option grants in 2012. Payroll and benefits increased $86,000 for the three months ended June 30, 2013 as compared to the same period in 2012 due to higher compensation levels in 2012 and the Company paying its employees in cash as opposed to stock. Legal fees decreased $12,000 in 2013 as compared with 2012 due to higher levels of legal fees in 2012 associated with the separation of the Company from VGE. Accounting fees increased $17,000 in 2013 as compared with 2012 due to increased costs associated with the Company’s annual audit. Public relations expenses increased $5,000 in 2013 as the Company incurred increased investor relations expenses. Insurance expenses increased $15,000 in 2013 due to increases in the Company directors and officers’ insurance costs. Other selling, general and administrative expenses, net, decreased by $3,000 for the three months ended June 30, 2013 compared with the same period in 2012.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2013. For the three months ended June 30, 2012, the Company had a loss from operations of $200,000 compared with a loss from operations of $135,000 for the three months ended June 30, 2013, a decrease of $65,000.

Discontinued Operations

Loss from discontinued operations was $3,000 for the three months ended June 30, 2012 and $0 for the three months ended June 30, 2013. This loss from discontinued operations relates to the losses of VGE, DMFCC and Ionfinity for the three months ended June 30, 2012 as a result of the Company eliminating all ownership interests in the entity during 2012.

Six Months Ended June 30, 2013 Compared to June 30, 2012

Revenues

Revenues were $63,000 and $27,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of $36,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $15,000 and $25,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $10,000.  The costs relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2013 compared to the same period in 2012 was an increase in gross profit from $2,000 for the six months ended June 30, 2012 to $48,000 for the six months ended June 30, 2013.

Operations Expenses

Operations expenses were $17,000 and $0 for the six months ended June 30, 2013 and 2012, respectively, an increase of $17,000.  Effective September 30, 2012, the Company separated from VIASPACE Green Energy as described in Note 2, and started incurring its own expenses in the grass business. Prior to September 30, 2012, the Company did not incur these costs. Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $316,000 and $518,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $202,000. Stock compensation expense decreased $408,000 in 2013 as compared with 2012 as less stock was issued by the Company to pay its employees. Stock option compensation expense decreased $31,000 in 2013 as compared with 2012 due to the completion of vesting of some stock option grants in 2012. Payroll and benefits increased $172,000 for the six months ended June 30, 2013 as compared to the same period in 2012 due to higher compensation levels in 2012 and the Company paying its employees in cash as opposed to stock. Legal fees decreased $12,000 in 2013 as compared with 2012 due to higher levels of legal fees in 2012 associated with the separation of the Company from VGE. Accounting fees increased $23,000 in 2013 as compared with 2012 due to increased costs associated with the Company’s annual audit. Consulting fees increased $4,000 in 2013 as the Company hired additional consultants in 2013 as compared with 2012. Public relations expenses increased $11,000 in 2013 as the Company incurred increased investor relations expenses. Insurance expenses increased $30,000 in 2013 due to increases in the Company directors and officers’ insurance costs. Other selling, general and administrative expenses, net, increased by $9,000 for the six months ended June 30, 2013 compared with the same period in 2012.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2013. For the six months ended June 30, 2012, the Company had a loss from operations of $516,000 compared with a loss from operations of $285,000 for the six months ended June 30, 2013, a decrease of $231,000.

Discontinued Operations

Loss from discontinued operations was $272,000 for the six months ended June 30, 2012 and $0 for the six months ended June 30, 2013. This loss from discontinued operations relates to the losses of VGE for the six months ended June 30, 2012 as a result of the Company eliminating all ownership interests in the entity during 2012.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2013 was $325,000. Non-cash expenses totaled $217,000 for the six months ended June 30, 2013 primarily due to stock options, stock compensation expense, and amortization of debt discount. Changes in operating assets and liabilities used $58,000 of cash in 2013.  Net cash used in operating activities for operations was $166,000 for the six months ended June 30, 2013.

Net cash provided by financing activities was $135,000 related to loans the Company received from Director Kevin Schewe.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,115,000 at June 30, 2013. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable. As of June 30, 2013, the Company had remaining availability under the note of $730,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2013.

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

For the period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2013.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,468,893,465 were issued and outstanding as of June 30, 2013. Of these issued and outstanding shares, 648,883,575 shares (44.2%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company, and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at June 30, 2013, 589,918,090 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  878,975,375 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2013, the Company issued consultants 61,935 unregistered shares of the Company’s common stock for consulting services valued at $960.  On May 13, 2013, the Company issued consultants 10,000,000 unregistered shares of the Company’s common stock for consulting services valued at $147,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 25, 2013, the Company issued 1,639,344 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 29, 2013, the Company issued 2,479,339 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 24, 2013, the Company issued 2,232,143 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2013).
10.2	Senior Secured Convertible Promissory Note dated June 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2013).
10.3	Senior Secured Convertible Promissory Note dated July 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 12, 2013	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

