Form 10-Q
period 2013-09-30
VIASPACE Inc.
filed 2013-11-13
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   1,489,332,999 shares of $0.001 par value common stock issued and outstanding as of November 13, 2013.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash and equivalents	$21,000	$50,000
Prepaid expenses	403,000	287,000
TOTAL CURRENT ASSETS	424,000	337,000

FIXED ASSETS, NET	1,000	―

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$426,000	$338,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$37,000	$113,000
Accrued expenses	82,000	46,000
Unearned revenue	50,000	66,000
Related party payables	680,000	680,000
TOTAL CURRENT LIABILITIES	849,000	905,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2013 and 2012	―	―
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 1,487,841,771 and 1,433,366,223 shares issued and outstanding in 2013 and 2012, respectively	1,488,000	1,433,000
Additional paid in capital	47,401,000	46,790,000
Accumulated deficit	(49,312,000)	(48,790,000)
Total stockholders’ deficit	(423,000)	(567,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$426,000	$338,000

* Amounts derived from audited financial statements for the year ended December 31, 2012

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
REVENUES		$9,000	$	―		$72,000		$27,000
COST OF REVENUES		7,000		―		22,000		25,000
GROSS PROFIT		2,000		―		50,000		2,000

OPERATING EXPENSES
Operations		7,000		5,000		24,000		5,000
Selling, general and administrative		171,000		174,000		487,000		692,000
Total operating expenses		178,000		179,000		511,000		697,000
LOSS FROM OPERATIONS		(176,000)		(179,000)		(461,000)		(695,000)

OTHER INCOME (EXPENSE)
Interest expense		(21,000)		(194,000)		(61,000)		(348,000)
Total other income (expense)		(21,000)		(194,000)		(61,000)		(348,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(197,000)		(373,000)		(522,000)		(1,043,000)
INCOME TAXES		―		―		―		―

LOSS FROM CONTINUED OPERATIONS BEFORE DISCONTINUED OPERATIONS		(197,000)		(373,000)		(522,000)		(1,043,000)
Discontinued operations		―		(5,060,000)		―		(5,331,000)
NET LOSS		(197,000)		(5,433,000)		(522,000)		(6,374,000)
Net loss attributed to noncontrolling interests		―		22,000		―		89,000
NET LOSS ATTRIBUTED TO VIASPACE		$(197,000)		$(5,411,000)		$(522,000)		$(6,285,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM DISCONTINUED OPERATIONS —Basic and diluted	$	*	$	*	$	*	$	*
NET LOSS PER SHARE OF COMMON STOCK —Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,474,163,688		1,383,147,082		1,459,097,682		1,372,377,976

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(522,000)		$(6,374,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		―		79,000
Amortization of intangible assets		―		45,000
Stock option compensation expense		9,000		194,000
Stock compensation expense related to stock issued		―		410,000
Stock issued for consulting expenses		287,000		80,000
Amortization of debt discount		61,000		―
Gain on disposal of assets		―		3,000
Loss on deconsolidation of VIASPACE Green Energy		―		4,969,000
(Increase) decrease in:
Accounts receivable		―		(52,000)
Inventory		―		(84,000)
Prepaid expenses and other current assets		36,000		(46,000)
Increase (decrease) in:
Accounts payable		(38,000)		7,000
Accrued expenses and other		(28,000)		142,000
Unearned revenue		(16,000)		33,000
Related party, net		―		(52,000)
Net cash used in operating activities		(211,000)		(646,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets		(1,000)		(92,000)
Additions to land leases		―		(144,000)
Reduction in cash on deconsolidation of VIASPACE Green Energy		―		(161,000)
Proceeds from disposal of fixed assets		―		1,000
Net cash used in investing activities		(1,000)		(396,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party		190,000		50,000
Payments made on financed insurance		(7,000)		–
Distribution to noncontrolling interests		―		(75,000)
Net cash provided by (used in) financing activities		18390,000		(25,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS – continued operations		(29,000)		(1,067,000)
CASH AND CASH EQUIVALENTS, Beginning of period – continued operations		50,000		1,141,000
CASH AND CASH EQUIVALENTS, End of period – continued operations		$21,000		$74,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for nine months ended September 30, 2013:

•	The Company issued 34,000,000 shares of the Company’s common stock for future services valued at $417,800. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the notes of $61,000 as a result of a beneficial conversion feature.
•	The Company issued 3,125,000 shares of the Company’s common stock as payment of $35,000 in accounts payable.
•	The Company cancelled 1,672,241 shares of the Company’s common stock valued at $50,000 that were issued to a vendor who later returned the shares when services were not performed.
•	The Company financed its annual director and officer insurance premium in the amount of $68,223.

Supplemental Disclosure of Non-Cash Activities for nine months ended September 30, 2012:

•	On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Green Energy (VGE). On the date of the recapitalization, the Company wrote-off $2,318,000 of related party payables, net, and charged this amount to loss on deconsolidation of VGE. Included in the related party payables amount was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of VGE that were issued to Changs, LLC as required by the recapitalization agreement.
•	The Company recorded a discount on the note of $12,500 as a result of a beneficial conversion feature.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998 and is a renewable energy company with a global reach. Our renewable energy is based on biomass in particular our license to a dedicated energy crop with the trademark “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”), through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc. (“VGE”).

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

Going Concern - The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,312,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 – DISCONTINUED OPERATIONS

During 2012, the Company eliminated all ownership interests it held in VGE, Direct Methanol Fuel Cell Corporation, and Ionfinity, LLC. The revenues and expenses of each of these entities are included in Discontinued Operations as follow:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
REVENUES	$895,000	$2,505,000
COST OF REVENUES	606,000	1,733,000
GROSS PROFIT	289,000	772,000

OPERATING EXPENSES
Operations	35,000	133,000
Selling, general and administrative	363,000	1,178,000
Total operating expenses	398,000	1,311,000

LOSS FROM OPERATIONS	(109,000)	(539,000)

OTHER INCOME (EXPENSE)
Other expense	(4,000)	(3,000)
Other income	22,000	180,000
Total other income (expense)	18,000	177,000

LOSS BEFORE INCOME TAXES	(91,000)	(362,000)
Income taxes	―	―

NET LOSS	(91,000)	(362,000)

Land use rights amortization included in discontinued operations was $8,000 and $27,000 for the three and nine months ended September 30, 2012, respectively.

License to grass amortization included in discontinued operations was $6,000 and $18,000 for the three and nine months ended September 30, 2012, respectively.

Rent expense included in discontinued operations for the three and nine months ended September 30, 2012 was $8,000 and $24,000, respectively.

NOTE 3 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At September 30, 2013 and December 31, 2012, the remaining value of these agreements was $328,000 and $245,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

Other prepaid expenses were $75,000 and $42,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 4 – STOCK OPTIONS, WARRANTS AND ISSUED STOCK

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued to employees, directors, consultants and advisory board members for 2013 and 2012, the fair value was estimated at the date of grant using the following range of assumptions:

	2013	2012
Risk free interest rate	2.00%	0.99 - 1.40%
Dividends	0%	0%
Volatility factor	134.81%	124.48% - 134.79%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0%	34.4% - 35.2%

The following table summarizes activity for employees and directors in the Company’s Plan at September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	67,408,000	$0.013
Granted	1,000,000	0.0097
Exercised	―	―
Forfeited	―	―
Outstanding at September 30, 2013	68,408,000	$0.013	6.91	$271,000
Exercisable at September 30, 2013	66,658,000	$0.013	6.85	$263,000

The Company granted 1,000,000 stock options in 2013. The Plan recorded $4,000 of compensation expense for director stock options in 2013.  At September 30, 2013, there was $10,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately eleven months. At September 30, 2013, the fair value of options vested for employees and directors was $920,000.  There were no options exercised during 2013.

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

From January through September 2013, Dr. Schewe made loans of $190,000 to the Company. The Company recorded a discount on the loans of $61,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During the quarter, Dr. Schewe converted loans totaling $55,000 into 6,861,033 common shares of the Company. From January through September 2013, Dr. Schewe converted loans totaling $190,000 into 18,790,103 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of September 30, 2013, the Company had remaining availability under the note of $675,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

During 2013, the Company issued 9,125,000 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company. In addition, the Company issued 28,232,686 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $456,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. During 2013, 1,672,241 shares of common stock were returned by a vendor to the Company and cancelled. As of September 30, 2013, there were 1,487,841,771 shares of common stock outstanding.

The Company issued 18,790,103 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

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

The following table sets forth common stock equivalents (potential common stock) at September 30, 2013 and 2012 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2013	2012
Stock Options	68,408,000	67,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(197,000)		$(5,433,000)		$(522,000)		$(6,374,000)
Denominator:
Weighted average shares of common stock outstanding		1,474,163,688		1,383,147,082		1,459,097,682		1,372,377,976
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

*  Less than $0.01

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012 are Related Party Payables. The Company has a payable of $680,000 at September 30, 2013 and December 31, 2012. Included in the amount is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2012: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Additionally, the Company has agreed to pay VGE $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VGE. This amount is due by September 30, 2014.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 5.

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease.  The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for three and nine months ended September 30, 2013 was $4,000 and $8,000, respectively. Rent expense charged to operations for three and nine months ended September 30, 2012 was $0.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the three and nine months ended September 30, 2013, the Company received $25,000 and $51,000, respectively under these collaborative agreements and recognized $4,000 and $67,000, respectively in revenue from these agreements.

License Agreement

Effective of as September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass anywhere within the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass. The Company assigned no value to the sublicense due to uncertainties of future revenues.

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

Employment Agreements

Effective October 1, 2013, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $164,800 per annum and Mr. Muzi would receive $61,800 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – SUBSEQUENT EVENTS

On October 25, 2013, Kevin Schewe, advanced an additional $17,000 pursuant to the convertible loan agreement and immediately converted the $17,000 loan into 1,491,228 shares of Company common stock at a conversion price of $0.0114 per common share.

Effective October 1, 2013, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $164,800 per annum and Mr. Muzi will receive $61,800 per annum.

On October 9, 2013, 1 million non-qualified stock options were issued to Director Angelina Galiteva and 2 million non-qualified stock options were issued to Kevin Schewe. Additionally, on October 9, 2013, 2 million incentive stock options were issued to Carl Kukkonen and 1 million incentive stock options were issued to Stephen Muzi. All of the stock options will be granted at fair market value with a 2-year vesting period on a quarterly basis.

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

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”), founded in July 1998, is a renewable energy company with a global reach. Our renewable energy is based on biomass-- in particular our dedicated energy crop with the trademarked name “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”), through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc. (“VGE”).

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

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE indicated it has an exclusive license to Giant King Grass, a proprietary dedicated energy crop. On September 30, 2012, the Company executed agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the rest of the world outside China and Taiwan. Under the agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets at September 30, 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

Revenues were $9,000 and $0 for the three months ended September 30, 2013 and 2012, respectively, an increase of $9,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $7,000 and $0 for the three months ended September 30, 2013 and 2012, respectively, an increase of $7,000.  The costs include consulting, travel and supplies costs directly related to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2013 compared to the same period in 2012 was an increase in gross profit from $0 for the three months ended September 30, 2012 to $2,000 for the three months ended September 30, 2013.

Operations Expenses

Operations expenses were $7,000 and $5,000 for the three months ended September 30, 2013 and 2012, respectively, an increase of $2,000. Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $171,000 and $174,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $3,000. Stock option compensation expense decreased $43,000 in 2013 as compared with 2012 due to the completion of vesting of some stock option grants in 2012. Payroll and benefits increased $46,000 for the three months ended September 30, 2013 as compared to the same period in 2012 due to higher compensation levels in 2013 and the Company paying its employees in cash as opposed to stock. Legal fees decreased $67,000 in 2013 as compared with 2012 due to higher levels of legal fees in 2012 associated with the deconsolidation of VGE from the Company. Accounting fees increased $7,000 in 2013 as compared with 2012 due to increased costs associated with the Company’s quarterly reviews. Consulting fees increased $14,000 in 2013 as the Company hired additional consultants in 2013 as compared with 2012. Public relations expenses increased $34,000 in 2013 as the Company incurred increased investor relations expenses. Insurance expenses increased $11,000 in 2013 due to increases in the Company directors and officers’ insurance costs. Other selling, general and administrative expenses, net, decreased by $5,000 for the three months ended September 30, 2013 compared with the same period in 2012.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2013. For the three months ended September 30, 2012, the Company had a loss from operations of $179,000 compared with a loss from operations of $176,000 for the three months ended September 30, 2013, a decrease of $3,000.

Discontinued Operations

Loss from discontinued operations was $5,060,000 for the three months ended September 30, 2012. This loss from discontinued operations relates to the losses of VGE, DMFCC and Ionfinity for the three months ended September 30, 2012 as a result of the Company eliminating all ownership interests in the entity during 2012.

Nine Months Ended September 30, 2013 Compared to September 30, 2012

Revenues

Revenues were $72,000 and $27,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $45,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $22,000 and $25,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $3,000.  The costs relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2013 compared to the same period in 2012 was an increase in gross profit from $2,000 for the nine months ended September 30, 2012 to $50,000 for the nine months ended September 30, 2013.

Operations Expenses

Operations expenses were $24,000 and $5,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $19,000.  Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $487,000 and $692,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $205,000. Stock compensation expense decreased $407,000 in 2013 as compared with 2012 as less stock was issued by the Company to pay its employees. Stock option compensation expense decreased $74,000 in 2013 as compared with 2012 due to the completion of vesting of some stock option grants in 2012. Payroll and benefits increased $218,000 for the nine months ended September 30, 2013 as compared to the same period in 2012 due to higher compensation levels in 2013 and the Company paying its employees in cash as opposed to stock. Legal fees decreased $79,000 in 2013 as compared with 2012 due to higher levels of legal fees in 2012 associated with the separation of the Company from VGE. Accounting fees increased $30,000 in 2013 as compared with 2012 due to increased costs associated with the Company’s annual audit and quarterly reviews. Consulting fees increased $18,000 in 2013 as the Company hired additional consultants in 2013 as compared with 2012. Public relations expenses increased $45,000 in 2013 as the Company incurred increased investor relations expenses. Insurance expenses increased $44,000 in 2013 due to increases in the Company directors and officers’ insurance costs.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2013. For the nine months ended September 30, 2012, the Company had a loss from operations of $695,000 compared with a loss from operations of $461,000 for the nine months ended September 30, 2013, a decrease of $234,000.

Discontinued Operations

Loss from discontinued operations was $5,331,000 for the nine months ended September 30, 2012. This loss from discontinued operations relates to the losses of VGE, DMFCC and Ionfinity for the nine months ended September 30, 2012 as a result of the Company eliminating all ownership interests in the entities during 2012.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2013 was $522,000. Non-cash expenses totaled $357,000 for the nine months ended September 30, 2013 primarily due to stock options, stock compensation expense, and amortization of debt discount. Changes in operating assets and liabilities used $46,000 of cash in 2013.  Net cash used in operating activities for operations was $211,000 for the nine months ended September 30, 2013.

Net cash used in investing was $1,000 related to additions of fixed assets. Net cash provided by financing activities included $190,000 related to loans the Company received from Director Kevin Schewe and $7,000 representing payments on financed insurance.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,312,000 at September 30, 2013. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable or generate cash for the Company. Without proceeds from additional financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of September 30, 2013, the Company had remaining availability under the note of $675,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements as detailed below.

Employment Agreements

Effective October 1, 2013, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $164,800 per annum and Mr. Muzi would receive $61,800 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

Inflation and Seasonality

We have not experienced material inflation during the past five years.  Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2013.

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

For the period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2013.

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

The Company has 1,500,000,000 authorized shares of common stock, of which 1,487,841,771 were issued and outstanding as of September 30, 2013. Of these issued and outstanding shares, 658,729,306 shares (44.3%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company, and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at September 30, 2013, 591,396,272 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  896,445,499 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2013, the Company issued consultants 4,000,000 unregistered shares of the Company’s common stock for consulting services valued at $54,800. On July 29, 2013, the Company issued consultants 87,273 unregistered shares of the Company’s common stock for consulting services valued at $960.   On September 9, 2013, the Company issued consultants 12,000,000 unregistered shares of the Company’s common stock for consulting services valued at $112,800. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 29, 2013, the Company issued 1,800,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 28, 2013, the Company issued 2,394,366 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On September 24, 2013, the Company issued 2,666,667 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated August 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 29, 2013).
10.2	Senior Secured Convertible Promissory Note dated September 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 26, 2013).
10.3	Employment Agreement by the Company and Carl Kukkonen dated as of October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2013).
10.4	Employment Agreement by the Company and Steve Muzi dated as of October 9, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2013).
10.5	Senior Secured Convertible Promissory Note dated October 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 28, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: November 13, 2013	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

