Form 10-K
period 2013-12-31
VIASPACE Inc.
filed 2014-03-31
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,235,783

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 28, 2014: 1,504,338,461

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

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop for a period described below. On September 30, 2012, the Company executed agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the world other than China and Taiwan. Under the agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

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

Prior to December 31, 2012, the Company had a controlling interests in Direct Methanol Fuel Cell Corporation (“DMFCC) and Ionfinity LLC (“Ionfinity”). Through these entities the Company was dedicated to commercializing proven space and defense technologies from NASA and the Department of Defense into hardware and software products. Additionally, these entities had an expertise in energy/fuel cells, microelectronics, sensors and software for defense, homeland security and public safety, information and computational technology. The operations of each of these entities were wound down during 2011 and 2012 and the Company disposed of them at the end of 2012.

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

On September 30, 2012, VIASPACE disposed of its ownership interests in VGE and entered into a Supply, License and Commercialization Agreement (“License Agreement”) with VGE pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

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

During 2012 and 2013, , we have entered into Giant King Grass supply agreements with partners in Arizona, St. Croix Virgin Islands, Nicaragua, South Africa and Myanmar. We have shipped Giant King Grass to these countries as part of the collaborative agreements. The first phase for each of these partners is for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Once this initial phase is completed, each partner will expand the initial growing site as they develop more land to grow GKG. Each partner has different planned uses for the Giant King Grass.

We grow Giant King Grass on leased land in San Diego County, California. This location serves as a nursery for our Giant King Grass and a place from which we can harvest Giant King Grass seedlings and send them to customers in the US and throughout the world.

We plan to expand our grass business into other areas of the world, and are in discussions with developers of power plants, pellet mills and biogas facilities throughout the world outside of China and Taiwan.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused power plants to become unprofitable, idle or abandoned. We believe that dedicated energy crops such as GKG may be necessary and advantageous for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop could provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop may help alleviate this obstacle.

Because of its high yield, GKG provides feedstock with less use of land and we believe therefore lower costs compared to its alternatives. Other energy crops providing half the yield will require twice the land and therefore land and other costs are nearly doubled.

Another major advantage of GKG is that it can be harvested at any time-- particularly in a tropical or subtropical area. When corn straw is used, there is a delay for the corn to mature before any feedstock is produced. Then at the corn harvest, a lot of feedstock is available all at one time. This corn straw has to be collected, stored and used until the next corn harvest which will be one year later. This creates a major logistics issue. If the climate permits, GKG can be planted so that it matures continuously and allows just-in-time harvesting.

Higher food prices have led to food shortages around the globe. This argument has resonated with many world leaders and resulted in a global effort to derive biofuels from plants that are not in the human food chain. Using such plants as fuel sources helps avoid the political issue and perception that prices are rising because foods are being diverted for use as biofuels. These plants are called cellulosic biofuels.

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

Research and Development

The Company did not record any research and development activities in 2013 or 2012. If we do in the future, it will be expensed as incurred.

Competition

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications. Monsanto is an example of a large company focusing on grass as a biofuel. Ceres is an example of company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass. These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG besides VGE, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses. GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts. Because GKG is propagated by seedlings and not by seeds, it is not an invasive species. The Company is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed. With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

Other grasses such as alfalfa are suitable for animal feed and are also competitors of GKG.

Many of our competitors have substantially greater financial, research, human resources, and product development capabilities. In addition, many of our competitors have greater experience in marketing such technologies and products and greater potential to develop revenue streams. As a result, our competitors may be able to develop and expand their competing product offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, devote greater resources to marketing and sales of their products and adopt more aggressive pricing policies than we can.

Customers

The Company has a relatively small number of customers that have planted Giant King Grass. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

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

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

• One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term. The Company expects to meet the milestones by September 30, 2014 and renew the license for an additional two year term.

There are additional milestones that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

Employees

As of December 31, 2013 we have 2 full time employees and 2 part time employees based in the US. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

The Company has a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass. If such business should fail, then we may be forced to terminate our company as we have no other business.

In particular, we must (1) receive an aggregate revenue amount of at least $200,000; and (2) have Giant King Grass planted in at least two third party locations measuring at least 10 hectares in total, by September 30, 2014. If we are unable meet this milestone, we may be forced to forfeit our Giant King Grass sub-license.

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the year ended December 31, 2013 was $699,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

Hein & Associates LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2013, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Hein & Associates LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. On September 30, 2012, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future.

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

In particular, we must (1) receive an aggregate revenue amount of at least $200,000; and (2) have Giant King Grass planted in at least two third party locations measuring at least 10 hectares in total, by September 30, 2014. If we are unable meet this milestone, we may be forced to forfeit our Giant King Grass sub-license.

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

In addition, our business depends on the success of our Giant King Grass business. Effective September 30, 2012, as explained in Note 2, we no longer own VGE, and therefore, we will no longer control the plantations where GKG is currently grown in the Guangdong province of China. Instead, under an agreement with VGE, VGE will be a supplier of seedlings to us. Since we will not directly own the farms, however, we are subject to greater risk if VGE is unable or unwilling to supply us the seedlings. For the long term prospects, we will likely have to produce GKG in other locations outside China including the US. If we are unable to generate our existing products in sufficient quantities – either from VGE or through our own locations - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

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

In 2012 and 2013, the Company has recorded a minor amount of grass revenues related to several Giant King Grass supply contract agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

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

Risks Related to our Grass Business

We currently have a few meaningful customers for our grass business and are starting to make progress. If we are unable to attract any customers or our existing customers do not continue operations, our grass business will suffer.

We commenced our grass business in October 2008. We recorded minor revenues in 2012. Our revenues increased from 2012 to 2013 but revenues are still not at a material or significant level. While we believe we will be able to attract customers and achieve revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs. Furthermore, our customers may not be able to attract their internal financing to expand or continue their project using GKG. If any of these occur, our grass business will fail.

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

The initial term of the GKG License Agreement is for two years. As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period. If the Company does not meet these milestones, the Company would lose its GKG license and its business would fail. There are additional milestones that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,489,332,999 were issued and outstanding as of December 31, 2013. Of these issued and outstanding shares, 660,220,534 shares (44.3%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director; and IPA BVI, former subsidiary). Of the shares issued and outstanding at December 31, 2013, 580,887,500 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. 908,445,499 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2013.

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

Our executive officers, directors (including current and former) and principal shareholders own 44.3% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 44.3% of our outstanding shares as of December 31, 2013. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Our articles of incorporation authorize issuance of 1,800,000,000 shares of common and 10,000,000 shares of preferred stock. The common and preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our Board of Directors (“BOD”) without shareholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our shareholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event buyers can be found therefore. Any future issuances of common or preferred stock would further dilute the percentage ownership of our Company held by the public shareholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

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

Quarterly period	High	Low

Fiscal year ended December 31, 2013:
First Quarter	$.0158	$.0108
Second Quarter	$.0158	$.0100
Third Quarter	$.0155	$.0071
Fourth Quarter	$.0148	$.0100

Fiscal year ended December 31, 2012:
First Quarter	$.0105	$.0069
Second Quarter	$.0110	$.0014
Third Quarter	$.0050	$.0014
Fourth Quarter	$.0150	$.0013

Holders

As of March 28, 2014, there were approximately 48 shareholders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

On October 25, 2013, the Registrant issued 1,491,228 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of two convertible notes as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

Submission of Matters to a Vote of Security Holders

On December 31, 2013, a majority in voting interest of the stockholders of the Company and the Board of Directors of the Company voted to amend the Company's Articles of Incorporation and increase the number of shares of authorized common stock from one billion five hundred million (1,500,000,000) shares to one billion eight hundred million (1,800,000,000) shares. The par value of the common stock remains at one tenth of one cent ($0.001).

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

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop for a period described below. On September 30, 2012, the Company executed agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the world other than China and Taiwan. Under the agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

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

For the year ending December 31, 2013, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

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

Results of Operations

Year Ended December 31, 2013 Compared to December 31, 2012

Revenues

Revenues were $105,000 and $32,000 for the year ended December 31, 2013 and 2012, respectively, an increase of $73,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $31,000 and $41,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $10,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2013 compared to the same period in 2012 was an increase in gross profit from a gross loss of $9,000 for the year ended December 31, 2012 to gross profit of $74,000 for the year ended December 31, 2013. During 2013, the Company recognized gross profit related to the collaborative agreements due to lower than expected costs to oversee the establishment of the Giant King Grass test plot in the customers’ locations.

Operations Expenses

Operations expenses were $29,000 and $34,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $5,000. Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $679,000 and $874,000 for the year ended December 31, 2013 and 2012, respectively, a decrease of $195,000. Stock compensation expense decreased $410,000 in 2013 as compared with 2012 as less stock was issued by the Company to pay its employees. Stock option compensation expense decreased $66,000 in 2013 as compared with 2012 due to the completion of vesting of some stock option grants in 2012. Payroll and benefits increased $210,000 for the year ended December 31, 2013 as compared to the same period in 2012 due to higher compensation levels in 2013 and the Company paying its employees in cash as opposed to stock. Legal fees decreased $83,000 in 2013 as compared with 2012 due to higher levels of legal fees in 2012 associated with the separation of the Company from VGE. Accounting fees increased $17,000 in 2013 as compared with 2012 due to increased costs associated with the Company’s annual audit and quarterly reviews. Consulting fees increased $34,000 in 2013 as the Company hired additional consultants in 2013 as compared with 2012. Public relations expenses increased $62,000 in 2013 as the Company incurred increased investor relations expenses. Insurance expenses increased $44,000 in 2013 due to increases in the Company directors and officers’ insurance costs. Other selling, general and administrative expenses, net, decreased by $3,000 for the year ended December 31, 2013 compared with the same period in 2012.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2012. For the year ended December 31, 2012, the Company had a loss from operations of $917,000 compared with a loss from operations of $634,000 for the year ended December 31, 2013, a decrease of $283,000.

Discontinued Operations

Loss from discontinued operations was $4,509,000 for the year ended December 31, 2012. This loss from discontinued operations relates to the losses of VGE, DMFCC and Ionfinity for the year ended December 31, 2012 as a result of the Company eliminating all ownership interests in the entities during 2012. The decrease is the result of the following components:

December 31, 2012
Loss on separation and deconsolidation of VGE	$(4,969,000)
Gain on deconsolidation of DMFCC and Ionfinity	511,000
Discontinued Operations of VGE	(359,000)
Discontinued Operations of DMFCC	311,000
Discontinued Operations of Ionfinity	(3,000)

Total	$4,509,000

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2013 was $699,000. Non-cash expenses totaled $518,000 for the year ended December 31, 2013 primarily due to stock options, stock compensation expense, and amortization of debt discount. Changes in operating assets and liabilities used $42,000 of cash in 2013. Net cash used in operating activities for operations was $223,000 for the year ended December 31, 2013.

Net cash used in investing was $1,000 related to additions of fixed assets. Net cash provided by financing activities included $207,000 related to loans the Company received from Director Kevin Schewe and $27,000 representing payments on financed insurance.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,489,000 at December 31, 2013. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable or generate cash for the Company. Without proceeds from additional financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of December 31, 2013, the Company had remaining availability under the note of $658,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2013.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company carried out an assessment under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013.

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

Under the supervision and with the participation of management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of December 31, 2013, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weakness identified above. Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2014. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2014.

Our CEO and CFO concluded that as of December 31, 2013, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2013. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)            Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them. The Company’s named executive officers as of December 31, 2013 include the Chief Executive Officer and the Chief Financial Officer. In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Dr. Carl Kukkonen	68	Chief Executive Officer and Director
Mr. Stephen Muzi	50	Chief Financial Officer

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

(b)            Directors

The Company’s directors are as follows:

Name	Age	Position Held
Dr. Carl Kukkonen	68	Chief Executive Officer and Director
Ms. Angelina Galiteva	47	Director
Dr. Kevin L. Schewe	57	Director
Khurram Irshad	48	Director

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

Kevin L. Schewe, MD. Director Since: January 19, 2012. Kevin L. Schewe, MD was appointed to the Board of Directors on January 19, 2012 as an independent director. Dr. Schewe is a Board-Certified Radiation Oncologist and a Fellow of the American College of Radiation Oncology since prior to 2007. Dr. Schewe has devoted his 25-year medical career and practice in the fight against cancer. He currently serves as Medical Director of Radiation Oncology at the Red Rocks Medical Center in Golden, Colorado and also at the Thornton Cancer Center Department of Radiation Oncology in Thornton, Colorado. The two cancer centers are co-owned by Dr. Schewe and HealthONE, the Colorado Division of Hospital Corporation of America (HCA) which is the largest private operator of healthcare facilities in the world and listed on the New York Stock Exchange. Dr. Schewe has also developed a premium line of skin care and cosmetic products designed to help naturally heal, protect, repair and subsequently maintain not only the damaged skin of cancer patients, but also individuals who have experienced skin damage resulting from aging, dryness, UV exposure, other illnesses, and environmental pollution. These products are manufactured and sold by Dr. Schewe’s company Elite Therapeutics. Dr. Schewe received his Bachelor of Arts Biology at the University of Missouri and his medical degree at the University of Missouri School of Medicine.

Khurram Irshad. Mr. Irshad was appointed to the Board of Directors on August 1, 2013. Since August 2010, Mr. Irshad has headed the consulting firm Amaanco, a company dealing with companies in agribusiness and enabling them to comply with US government regulations on Food safety under FSMA law. His other main emphasis since 2006 has been on developing projects based on renewable energy, primarily biomass. He is also the CEO and founder of Winergy Pakistan (Pvt.) Limited since August 2006. At Winergy, his efforts led to securing the concession to develop the world’s largest biogas plant based on 500,000 dairy animals at Landhi Cattle Colony, Karachi, Pakistan. On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass Supply contract with Winergy. Winergy was also appointed the exclusive representative of the Company in Pakistan.
Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan.

He is credited for developing a 5 MW power project for Pakistan Navy in 2010-2011 to supply power and water to one of its bases. Mr. Irshad is also the Chairman and founder of Aquatech Infrastructures Limited since January 1996. Founded in 1996, within ten years, Aquatech became a leading water and wastewater treatment company in Pakistan. During this period, he developed the innovative process of recycling and reusing the wastewater of the textile processing industry, and was awarded a patent for his process in 2007. During this time, he was also the advisor on water resource management to Deputy Chairman Planning Commission, Government of Pakistan. He received his MS in Industrial Management from State University of New York at Stony Brook in 1990. He worked in the banking sector and then headed the chemical and commodities division of the Japanese trading company, Itochu (Pakistan) a Fortune 500 company.

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

Committees of the Board of Directors

Audit Committee. On October 20, 2005, our BOD established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-K. The Audit Committee held no meetings in 2013.

Compensation Committee. On October 20, 2005, our BOD established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2013.

Governance and Nominating Committee. On October 20, 2005, our BOD established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2013 and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Carl Kukkonen,	2013	161,200	–	–	2,187	19,726	183,113
Chief Executive	2012	60,000	–	251,903	98,568	–	410,471
Officer of Company	2011	–	–	604,568	291,416	–	895,984

Stephen J. Muzi,	2013	60,450	–	–	1,093	15,018	76,561
Chief Financial	2012	30,000	–	150,000	58,027	12,627	250,654
Officer, Treasurer and Secretary of Company	2011	12,060	–	360,000	168,152	11,553	551,765

(1)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for each year under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s consolidated audited financial statements. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.
(2)	Dr. Kukkonen received $5,715 and $13,717 in 2012 and 2011, respectively, for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan). These amounts were paid as part of Dr. Kukkonen’s stock awards in 2012 and 2011 included in column e. In 2013, Dr. Kukkonen’s health insurance coverage was reimbursed to him directly in cash, which amount is included above in column g. Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company directly to the health insurance provider on his behalf.
(3)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2013: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

Stock Option Grants

The following table provides information on stock options granted in 2013 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Carl Kukkonen	10/9/13								2,000,000	$.0141	$26,242
Stephen Muzi	10/9/13								1,000,000	$.0141	$13,121

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options above vested immediately. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2013.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DECEMBER 31, 2013

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	2,000,000	–	–	$0.0141	10/9/23	–	–	–	–
Stephen Muzi	1,000,000	–	–	$0.0141	10/9/23	–	–	–	–
Carl Kukkonen	9,890,111	–	–	$0.0028	7/30/22	–	–	–	–
Stephen Muzi	7,417,580	–	–	$0.0028	7/30/22	–	–	–	–
Carl Kukkonen	20,000,000	–	–	$0.012	2/12/20	–	–	–	–
Stephen Muzi	10,000,000	–	–	$0.012	2/12/20	–	–	–	–
Carl Kukkonen	5,000,000	–	–	$0.0225	8/19/19	–	–	–	–
Stephen Muzi	5,000,000	–	–	$0.0225	8/19/19	–	–	–	–
Stephen Muzi	3,000,000	–	–	$0.039	2/14/18	–	–	–	–
Stephen Muzi	250,000	–	–	$0.08	12/10/17	–	–	–	–

There were no shares of the Company’s common stock acquired during 2013 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2013.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	–	–	$4,502	–	$4,502
Kevin L. Schewe	–	–	$5,596	–	$5,596
Khurram Irshad	–	–	$3,762	–	$3,762

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2013 under FASB ASC Topic 718, and not an amount paid to or realized by the Director. The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

On July 31, 2013, 1,000,000 stock options were granted to Mr. Irshad as a stock award for board of director services. On October 9, 2013, 2,000,000 stock options and 1,000,000 stock options were granted to Dr. Schewe and Ms. Galiteva, respectively, as a stock award for board of director services. The price of the stock options was the closing market price on the date of grant. The stock options for Mr. Irshad vest over one year, and the stock options granted to Dr. Schewe and Ms. Galiteva vest over two years. During 2013, no cash compensation was paid to non-employee directors. Directors of the Company, who are employees of the Company, do not receive additional compensation for their services as Directors.

Retirement Plans

The Company does not have any retirement plans at December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2014 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. The mailing address for each person identified in this table is 382 N. Lemon Ave., Suite 364, Walnut, California 91789.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO (c)	45,036,311	35,473,444	80,509,755	5.1%
Angelina Galiteva	903,764	5,041,667	5,945,431	0.4%
Kevin L. Schewe, MD	157,432,088	1,583,333	159,015,421	10.1%
Khurram Irshad	–	833,333	833,333	0.1%

Other Named Officers:
Stephen J. Muzi, CFO	19,443,694	25,959,247	45,402,941	2.9%

All Named Executive Officers and Directors as a group (5 persons)	222,815,857	68,891,024	291,706,881	18.6%

Other 5% Owners:
Sung Hsien Chang (d)	274,422,273	–	274,422,273	17.4%
Inter Pacific Arts Corporation (e)	135,691,337	–	135,691,337	8.6%

(a)	Includes only options that become exercisable on or before May 27, 2014 and excludes options that become exercisable after such date.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 28, 2014 and the number of options of the beneficial owner that are exercisable on or before May 27, 2014 divided by the sum of the number of shares of Common Stock outstanding as of March 28, 2014 and the number of options of the beneficial owner that are exercisable on or before May 27, 2014.

(c)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 salary and is entitled to 44,394,324 unregistered shares of Company common stock which is not included in the number of shares beneficially owned since they have not been issued yet.

(d)	Mr. Chang is a former director of the Company, President of VIASPACE Green Energy Inc. and CEO of IPA BVI and IPA China, all former subsidiaries of the Company. Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC and the Chang Family Foundation. Shares shown do not include those owned by Mr. Chang’s adult children.

(e)	Inter Pacific Arts Corporation is a former subsidiary of the Company and is controlled by former director Mr. Chang.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2013.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	73,407,691	$0.013	24,870,002
Equity compensation plans not approved by security holders	–	–	–
Total	73,407,691	$0.013	24,870,002

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2013.

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

Due to Dr. Carl Kukkonen

Included in the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012 are Related Party Payables. The Company has a payable of $680,000 at December 31, 2013 and December 31, 2012. Included in the amount is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2013: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

From January through December 2013, Dr. Schewe made loans of $207,000 to the Company. The Company recorded a discount on the loans of $65,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2013, Dr. Schewe converted loans totaling $207,000 into 20,281,331 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of December 31, 2013, the Company had remaining availability under the note of $658,000.

Agreement with Winergy

On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass Supply contract with Winergy Pakistan Private Limited ("Winergy"), a company incorporated and existing under the laws of Pakistan. Mr. Khurram Irshad, a director of the Company, is a director and shareholder of Winergy. Winergy was also appointed the exclusive representative of the Company in Pakistan.

Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan. Winergy will operate and pay the expenses for a Giant King Grass propagation nursery and test plot in Pakistan. Winergy has agreed to pay a one-time fee of $5,000 to the Company upon the signing of the contract which has been made. The Company will receive license fees in the future from Winergy when they are able to secure customer relationships who will use the Company's Giant King Grass in their particular application.

Director Independence

Our BOD has determined that it currently has two members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent directors are: Ms. Angelina Galiteva and Dr. Kevin L. Schewe.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2013	2012
Audit Fees – Hein & Associates LLP	$59,900	$45,000
Other Fees	–	–
	$59,900	$45,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).
3.3 (i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.4 (i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.5 (i)	Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.9 (i)	Amendment to Articles of Incorporation dated December 31, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).
10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).
10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).
10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).
10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).

Exhibit Number	Description of Exhibit
10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
10.5	2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).
10.6	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).
10.7	Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).
10.8	Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 27, 2008).
10.9	Amendment to Securities Purchase Agreement dated June 22, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 26, 2009).
10.10	Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 25, 2009).
10.11	Amendment No. 3 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 16, 2009).
10.12	Amendment No. 4 to Securities Purchase Agreement dated November 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 23, 2009).
10.13	Amendment No. 5 to Securities Purchase Agreement dated November 25, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2009).

10.14	Amendment No. 6 to Securities Purchase Agreement dated December 18, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2009).
10.15	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 20, 2010).
10.16	Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).
10.17	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).
10.18	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).
10.19	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.20	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
10.20A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).
10.21	Recapitalization Agreement dated September 30, 2012 by and among the Registrant, VIASPACE Green Energy Inc. (“VGE”), Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012).
10.22	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Registrant and VGE (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).
10.23	Loan Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).
10.24	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).
10.25	Security Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).
10.26	Mutual Limited Release dated September 30, 2012 by and among the Registrant, VGE, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated by reference to Exhibit 10.06 of the Company’s Form 8-K filed October 5, 2012).
30

Exhibit Number	Description of Exhibit
10.27	Lock-up Agreement dated September 30, 2012 by and among VIASPACE and the other parties listed therein (incorporated by reference to Exhibit 10.07 of the Company’s Form 8-K filed October 5, 2012).
10.28	Kukkonen Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2012).
10.28A	Kukkonen Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2013).
10.29	Muzi Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.29A	Muzi Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2013).
10.30	Kukkonen, Muzi and Galiteva Lock Up Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.31	Senior Secured Convertible Promissory Note dated October 23, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2012).
10.32	Senior Secured Convertible Promissory Note dated November 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2012).
10.33	Senior Secured Convertible Promissory Note dated December 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 31, 2012).
10.34	Senior Secured Convertible Promissory Note dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2013).
10.35	Senior Secured Convertible Promissory Note dated February 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 25, 2013).
10.36	Senior Secured Convertible Promissory Note dated March 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2013).
10.37	Senior Secured Convertible Promissory Note dated April 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 30, 2013).
10.38	Senior Secured Convertible Promissory Note dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2013).
10.39	Senior Secured Convertible Promissory Note dated June 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2013).
10.40	Senior Secured Convertible Promissory Note dated July 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2013).
10.41	Senior Secured Convertible Promissory Note dated August 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 29, 2013).
10.42	Senior Secured Convertible Promissory Note dated September 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 26, 2013).
10.43	Senior Secured Convertible Promissory Note dated October 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 28, 2013).
14.1	VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).
21	* List of subsidiaries of Company.
23.1	* Consent of Hein & Associates LLP dated March 31, 2014.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	* XBRL Instance Document
101.SCH	* XBRL Schema Document
101.CAL	* XBRL Calculation Linkbase Document
101.DEF	* XBRL Definition Linkbase Document
101.LAB	* XBRL Label Linkbase Document
101.PRE	* XBRL Presentation Linkbase Document

*  Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	March 31, 2014
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 31, 2014
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ ANGELINA GALITEVA	Director	March 31, 2014
Angelina Galiteva

/s/ KEVIN L. SCHEWE	Director	March 31, 2014
Kevin L. Schewe

/s/ KHURRAM IRSHAD	Director	March 31, 2014
Khurram Irshad

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

VIASPACE Inc.

We have audited the accompanying consolidated balance sheets of VIASPACE Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,489,000. The Company expects such losses to continue.  In addition, the Company has limited working capital. These facts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California

March 31, 2014

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and equivalents	$6,000	$50,000
Prepaid expenses	233,000	287,000
TOTAL CURRENT ASSETS	239,000	337,000

FIXED ASSETS, NET	1,000	–

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$241,000	$338,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$32,000	$113,000
Accrued expenses	60,000	46,000
Unearned revenue	37,000	66,000
Related party payables	680,000	680,000
TOTAL CURRENT LIABILITIES	809,000	905,000

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2013 and 2012	–	–
Common stock, $0.001 par value, 1,800,000,000 shares authorized, 1,489,332,999 and 1,433,366,223 shares issued and outstanding in 2013 and 2012, respectively	1,489,000	1,433,000
Additional paid in capital	47,432,000	46,790,000
Accumulated deficit	(49,489,000)	(48,790,000)
Total shareholders’ deficit	(568,000)	(567,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$241,000	$338,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013		2012

REVENUES		$105,000		$32,000
COST OF REVENUES		31,000		41,000
GROSS PROFIT (LOSS)		74,000		(9,000)

OPERATING EXPENSES
Operations		29,000		34,000
Selling, general and administrative		679,000		874,000
Total operating expenses		708,000		908,000
LOSS FROM OPERATIONS		(634,000)		(917,000)

OTHER EXPENSE
Interest expense		(65,000)		(404,000)
Total other expense		(65,000)		(404,000)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(699,000)		(1,321,000)
Income taxes		–		–
LOSS FROM CONTINUED OPERATIONS BEFORE DISCONTINUED OPERATIONS		(699,000)		(1,321,000)
Discontinued Operations:
Loss from discontinued operations		-		(51,000)
Loss on disposition of discontinued operations		-		(4,458,000)
Total discontinued operations		-		(4,509,000)
NET LOSS		(699,000)		(5,830,000)
Net loss attributed to noncontrolling interests		-		90,000
NET LOSS ATTRIBUTED TO VIASPACE		$(699,000)		$(5,740,000)

LOSS PER SHARE OF COMMON STOCK FROM CONTINUING OPERATIONS — Basic and diluted	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM DISCONTINUED OPERATIONS — Basic and diluted	$	*	$	*
LOSS PER SHARE OF COMMON STOCK FROM NET LOSS ATTRIBUTED TO VIASPACE — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,466,620,587		1,385,168,793

_______________

*     Less than $0.01 per common share.

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’ Equity	Noncontrolling
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	Total

BALANCE, DECEMBER 31, 2011	1,333,796,601	$1,334,000	$43,653,000	$(43,050,000)	$1,937,000	$917,000	$2,854,000

Shares issued for consulting services	19,000,438	19,000	105,000		124,000		124,000
Shares issued for salaries	48,350,043	48,000	352,000		400,000		400,000
Beneficial conversion feature of convertible debt			56,000		56,000		56,000
Stock issued upon conversion of note payable	32,219,141	32,000	103,000		135,000		135,000
Non cash compensation related to stock options			86,000		86,000		86,000
Non cash compensation related to stock options (VGE)			84,000		84,000	27,000	111,000
Cash distribution from Ionfinity						(75,000)	(75,000)
Foregiveness of debt due to VGE			2,351,000		2,351,000		2,351,000
Deconsolidation of VGE						(268,000)	(268,000)
Deconsolidation of Ionfinity and DMFCC						(511,000)	(511,000)
Net loss				(5,740,000)	(5,740,000)	(90,000)	(5,830,000)
BALANCE, DECEMBER 31, 2012	1,433,366,223	$1,433,000	$46,790,000	$(48,790,000)	$(567,000)	$–	$(567,000)

Shares issued for consulting services, net of shares cancelled	35,685,445	36,000	370,000		406,000		406,000
Beneficial conversion feature of convertible debt			65,000		65,000		65,000
Stock issued upon conversion of note payable	20,281,331	20,000	187,000		207,000		207,000
Non cash compensation related to stock options			20,000		20,000		20,000
Net loss				(699,000)	(699,000)	–	(699,000)
BALANCE, DECEMBER 31, 2013	1,489,332,999	$1,489,000	$47,432,000	$(49,489,000)	$(568,000)	$–	$(568,000)

The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(699,000)	$(5,830,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	79,000
Amortization of intangible assets	–	45,000
Stock option compensation	20,000	197,000
Stock issued for compensation	–	400,000
Stock issued for consulting expense	433,000	124,000
Amortization of debt discount	65,000	56,000
Loss on disposal of assets	–	3,000
Gain recognized on foregiveness of debt	–	312,000
Loss on separation and deconsolidation of VIASPACE Green Energy Inc.	–	4,969,000
Gain on deconsolidation of DMFCC and Ionfinity	–	(511,000)
(Increase) decrease in:
Accounts receivable	–	(52,000)
Inventory	–	(84,000)
Prepaid expenses and other current assets	59,000	(25,000)
Increase (decrease) in:
Accounts payable	(42,000)	(590,000)
Accrued expenses and other	(30,000)	138,000
Unearned revenue	(29,000)	66,000
Related party payable	–	(52,000)
Net cash used in operating activities	(223,000)	(755,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	(1,000)	(92,000)
Additions to land leases	–	(144,000)
Reduction in cash on deconsolidation of VIASPACE Green Energy	–	(161,000)
Proceeds from disposal of fixed assets	–	1,000
Net cash used in investing activities	(1,000)	(396,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	207,000	135,000
Payments on financed insurance	(27,000)	–
Distribution to noncontrolling interests	–	(75,000)
Net cash provided by financing activities	180,000	60,000

NET DECREASE IN CASH AND EQUIVALENTS	(44,000)	(1,091,000)
CASH AND EQUIVALENTS, Beginning of year	50,000	1,141,000
CASH AND EQUIVALENTS, End of year	$6,000	$50,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2012:

•	On September 30, 2012, the Company entered into a recapitalization agreement with VIASPACE Green Energy (VGE). On the date of the recapitalization, the Company wrote-off $2,351,000 of debt it owed to VGE and charged this amount to loss on deconsolidation of VGE. Included in amount written off was $1,880,400 representing the fair market value of 1,880,400 newly-issued common shares of VGE that were issued to Changs, LLC as required by the recapitalization agreement. A loss of $4,969,000 was recorded on the separation and deconsolidation of VGE.
•	During 2012, Dr. Schewe converted loans of $135,000 to equity. • The Company recorded a discount on loans from Dr. Schewe of $56,000 as a result of a beneficial conversion feature.

Supplemental Disclosure of Non-Cash Activities for 2013:

•	The Company issued 34,000,000 shares of the Company’s common stock for future services valued at $417,800. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $65,000 as a result of a beneficial conversion feature. • During 2013, Dr Schewe converted loans of $207,000 to equity.
•	The Company issued 3,125,000 shares of the Company’s common stock as payment of $35,000 in accounts payable.
•	The Company cancelled 1,672,241 shares of the Company’s common stock valued at $50,000 that were issued to a vendor who later returned the shares when services were not performed.
•	The Company financed its annual director and officer insurance premium in the amount of $68,223.

 The accompanying notes are an integral part of the consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998 and is a renewable energy company with a global reach. Our renewable energy is based on biomass in particular our license to a dedicated energy crop with the trademark “Giant King™ Grass” (“GKG”), which we are able to commercialize throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”), through a sublicense for Giant King Grass we obtained from VIASPACE Green Energy Inc. (“VGE”).

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

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop for a period described in Note 10. On September 30, 2012, the Company executed agreements to formalize the separation of the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the world other than China and Taiwan. Since the Company no longer has any equity interest in VGE, the Company can no longer consolidate the operations of VGE into the operations of the Company. The operating results of VGE prior to September 30, 2012 are shown as discontinued operations in the Company’s financial statements.

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,489,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The accompanying audited consolidated financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated on consolidation. Certain reclassifications were made to the December 31, 2012 consolidated financial statements to conform to the December 31, 2013 consolidated financial statement presentation.

Principles of Consolidation – The Company is generally a major shareholder of its affiliated companies which are consolidated. The Company has no affiliated companies which are consolidated at December 31, 2013. Any affiliated companies in which the Company owns, directly or indirectly, a controlling voting interest, are consolidated. Under this method, an affiliated company’s results of operations are reflected within the Company’s consolidated statement of operations. Transactions between the Company and its consolidated affiliated companies are eliminated in consolidation. The Company adopted “Business Combinations”, codified in FASB ASC Topic 805, which requires use of the purchase method for all business combinations.

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

At January 1, 2012, the Company held ownership positions in VGE, Direct Methanol Fuel Cell Corporation (“DMFCC”) and Ionfinity, LLC (“Ionfinity”). As discussed in Note 2, the Company dissolved DMFCC on November 29, 2012 and sold its ownership position in Ionfinity on December 21, 2012. Additionally, on September 30, 2012, the Company entered into an agreement which resulted in the Company giving up its ownership in VGE. At December 31, 2013 and 2012, the Company had NCI’s to report on its Balance Sheet.

Fiscal Year End – The Company’s fiscal year ends December 31.

Use of Estimates in the Preparation of the Financial Statements – The preparation of financial statements, in conformity with US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 or 2012.

Income Taxes – Income taxes are accounted for under the asset and liability approach, where deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Revenue Recognition – The Company has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant. During 2013 and 2012, the Company has not recognized revenues under either of these revenue models.

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

For the year ending December 31, 2013, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

Major Customers – A relatively small number of customers account for a significant percentage of the Company’s sales. Five customers represented 93% of revenues for the year ending December 31, 2013.

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

Fair Value of Financial Instruments – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Under the provisions of the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), there are three levels of inputs that may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities. The Company had no Level 1 assets or liabilities during any period presented.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities during any period presented.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. The Company had no Level 3 assets or liabilities during any period presented.

The carrying value of cash and cash equivalents, prepaid expenses, trade payables and accrued expenses, payables to related parties and deferred revenue approximates fair value due to the short period of time to maturity.

Net Income (Loss) Per Share – The Company computes net loss per share in accordance with “Earnings per Share”, codified in FASB ASC Topic 260. Under the provisions of this topic, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.

Research and Development – The Company did not record any research and development activities in 2013 or 2012. If we do in the future, it will be expensed as incurred.

Recent Accounting Standards - There are currently no new accounting pronouncements with a future effective date that are of significance, or potential significance, to us.

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the consolidated financial results. The Company has evaluated subsequent events up through the date of the filing of this report with the Securities and Exchange Commission. See Note 11.

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

DISCONTINUED OPERATIONS – DMFCC

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

DISCONTINUED OPERATIONS – Ionfinity

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

The revenues and expenses of discontinued operations for year ended December 31, 2012 for VGE, DMFCC and Ionfinity were as follows:

	VGE	DMFCC	Ionfinity	Total

REVENUES	$2,505,000	$–	$–	$2,505,000
COST OF REVENUES	1,733,000	–	–	1,733,000
GROSS PROFIT	772,000	–	–	772,000

OPERATING EXPENSES
Operations	133,000	–	–	133,000
Selling, general and administrative	1,175,000	–	3,000	1,178,000
Total operating expenses	1,308,000	–	3,000	1,311,000

LOSS FROM OPERATIONS	(536,000)	–	(3,000)	(539,000)

OTHER INCOME (EXPENSE)
Other expense	(3,000)	–	–	(3,000)
Other income	180,000	311,000	–	491,000
Total other income	177,000	311,000	–	488,000

INCOME (LOSS) BEFORE INCOME TAXES	(359,000)	311,000	(3,000)	(51,000)
Income taxes	–	–	–	–

NET INCOME (LOSS)	$(359,000)	$311,000	$(3,000)	$(51,000)

Land use rights amortization included in discontinued operations was $27,000 for the year ended December 31, 2012.

License to grass amortization included in discontinued operations was $18,000 for the year ended December 31, 2012.

Rent expense included in discontinued operations for the year ended December 31, 2012 was $24,000.

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

NOTE 3 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At December 31, 2013 and December 31, 2012, the remaining value of these agreements was $182,000 and $245,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets.

The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. The Company issued 24,000,000 unregistered shares of the Company’s common stock with a value of $281,000 in advance of the payments made by the provider. As of December 31, 2013 and 2012, included in prepaid expenses is $161,000 and $114,000, respectively for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. Other prepaid expenses were $51,000 and $42,000 at December 31, 2013 and 2012, respectively.

NOTE 4 – STOCK OPTIONS, WARRANTS AND ISSUED STOCKS

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

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over four years but the actual length of the vesting term is determined by the BOD. At December 31, 2013, there were 24,870,002 shares available for future grant.

During 2013, the Company granted 7,000,000 stock options to directors and employees to purchase common shares. During 2013, 1,000,000 stock options were cancelled due to consultants terminating employment or service with the Company.

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

	2013	2012
Risk free interest rate	2.00% - 2.06%	0.99% - 1.40%
Dividends	0%	0%
Volatility factor	134.81% - 138.17%	124.48% - 134.79%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0%	34.4% - 35.2%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	67,408,000	$0.0131
Granted	7,000,000	0.0135
Exercised	–	–
Forfeited	(1,000,000)	0.0076
Outstanding at December 31, 2013	73,408,000	$0.0132	6.77	$235,000
Exercisable at December 31, 2013	66,283,000	$0.0132	6.59	$230,000

The weighted-average grant date fair value of stock options granted during 2013 and 2012 was $0.0135 and $0.004 per share, respectively. The Plan recorded $20,000 and $86,000 of compensation expense for employee and director stock options for the years ending December 31, 2013 and 2012, respectively. At December 31, 2013, there was $78,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and 9 months. For the years ending December 31, 2013 and 2012, the fair value of options vested for employees and directors was $875,000 and $800,000, respectively. There were no options exercised during 2013.

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 20% discount. In connection with the separation from VGE as discussed in Note 2, Chang granted Dr. Schewe an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From January through December 2013, Dr. Schewe made loans of $207,000 to the Company. The Company recorded a discount on the loans of $65,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2013, Dr. Schewe converted loans totaling $207,000 into 20,281,331 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of December 31, 2013, the Company had remaining availability under the note of $658,000.

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

At December 31, 2013 and 2012, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.001.

On May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote.The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met. On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE, effectively giving him a controlling interest in VIASPACE.

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

At December 31, 2013 and December 31, 2012, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of December 31, 2013, the number of authorized shares of the Company’s common stock was 1,800,000,000. On December 31, 2013, a majority of the common stockholders of the Company and the Board of Directors of the Company voted to amend the Company's Articles of Incorporation and increase the number of shares of authorized common stock from 1,500,000,000 to 1,800,000,000 shares. The par value of the common stock is $0.001. Common shareholders are entitled to one vote for each share held on all matters voted on by shareholders.

As of December 31, 2012, there were 1,433,366,223 shares of common stock outstanding. During 2013, the Company issued 9,125,000 shares of common stock under an existing Registration Statement on Form S-8 to employees and consultants for services provided or to be provided to the Company. In addition, the Company issued 28,232,686 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $456,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. During 2013, 1,672,241 shares of common stock were returned by a vendor to the Company and cancelled. During 2013, the Company issued 20,281,331 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. As of December 31, 2013, there were 1,489,332,999 shares of common stock outstanding.

NOTE 7 – INCOME TAX

The Company did not record a provision for income taxes for 2013 or 2012 as a result of operating losses. The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. The valuation allowance decreased by approximately $5,140,000 for the year ended December 31, 2013 and increased by $394,000 for the year ended December 31, 2012. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The Company has Federal net operating loss carryovers of approximately $18,836,000 available at December 31, 2013 and State net operating loss carryovers of approximately $18,755,000 available at December 31, 2013, which expire through 2033. Additionally, the Company has capital loss carryforwards of approximately $13,231,000 available at December 31, 2013, which expire through 2017. Due to the uncertainty surrounding the realization of the capital loss carryforwards in future tax returns, the tax effect of the capital loss carryfowards is not recognized in the income tax provision.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2013 and 2012, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2013.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2013 and 2012. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2010 - 2012
California	2010 - 2012

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2013 and 2012.

	2013		2012
U.S Statutory rates	34.0%		34.0%
State taxes, net of Federal benefit	5.8%		5.7%
Permanent differences	(0.1%	)	(0.4%	)
Change in Valuation allowance	(39.7%	)	(39.3%	)
Other	–		–
Effective income tax rate	0.0%		0.0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012:

	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$7,499,000	$10,183,000
Stock compensation expense	4,002,000	3,995,000
Intangibles	–	2,176,000
Related party interest	–	287,000
Total Deferred Tax Assets	11,501,000	16,641,000
Less: Valuation allowance	(11,501,000)	(16,641,000)

Net Deferred Tax Assets	$–	$–

NOTE 8 – NET LOSS PER SHARE

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2013 and 2012 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2013	2012
Stock Options	73,408,000	67,408,000

The following table sets forth the computation of basic and diluted net loss per share for 2012 and 2012, respectively:

	2013		2012
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(699,000)		$(5,740,000)
Denominator:
Weighted average shares of common stock outstanding		1,466,620,587		1,385,168,793

Net loss per share of common stock, basic and diluted	$	*	$	*

_______________

*  Less than $0.01

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012 are Related Party Payables. The Company has a payable of $680,000 at December 31, 2013 and December 31, 2012. Included in the amount is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2013: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Additionally, the Company has agreed to pay VGE $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VGE. This amount is due by September 30, 2014.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 5.

On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass Supply contract with Winergy Pakistan Private Limited (“Winergy”), a company incorporated and existing under the laws of Pakistan. Mr. Khurram Irshad, a director of the Company, is a director and shareholder of Winergy. Winergy was also appointed the exclusive representative of the Company in Pakistan. Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan. Winergy will operate and pay the expenses for a Giant King Grass propagation nursery and test plot in Pakistan. Winergy has agreed to pay a one-time fee of $5,000 to the Company upon the signing of the contract. The Company will receive license fees in the future from Winergy when they are able to secure customer relationships who will use the Company's Giant King Grass in their particular application.

NOTE 10 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the year ended December 31, 2013 and December 31, 2012, was $10,000 and $12,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the years ending December 31, 2013 and 2012, the Company received $71,000 and $72,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $105,000 and $5,000 for the years ending December 31, 2013 and 2012, respectively.

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

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

•	One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term. The Company expects to meet the milestones by September 30, 2014 and renew the license for an additional two year term. However, there can be no assurance that the Company will meet the milestones prior to the renewal date.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 6, 2014, the Company issued 10,000,000 unregistered shares of the Company’s common stock with a value of $120,000 to a third party who pays certain expenses of the Company on behalf of the Company.

On January 24, 2014, the Company issued 73,846 unregistered shares of the Company’s common stock with a value of $960 for consulting services.

On January 29, 2014, Kevin Schewe, advanced an additional $12,000 pursuant to the convertible loan agreement and immediately converted the $12,000 loan into 1,188,119 shares of Company common stock at a conversion price of $0.0101 per common share.

On February 26, 2014, Kevin Schewe, advanced an additional $17,000 pursuant to the convertible loan agreement and immediately converted the $17,000 loan into 1,954,023 shares of Company common stock at a conversion price of $0.0087 per common share.

On March 19, 2014, Kevin Schewe, advanced an additional $17,000 pursuant to the convertible loan agreement and immediately converted the $17,000 loan into 1,789,474 shares of Company common stock at a conversion price of $0.0095 per common share.

