Form 10-Q
period 2014-03-31
VIASPACE Inc.
filed 2014-05-14
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   1,506,686,502 shares of $0.001 par value common stock issued and outstanding as of May 14, 2014.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash and equivalents	$93,000	$6,000
Prepaid expenses	251,000	233,000
TOTAL CURRENT ASSETS	344,000	239,000

FIXED ASSETS, NET	1,000	1,000

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$346,000	$241,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$88,000	$32,000
Accrued expenses	36,000	60,000
Unearned revenue	116,000	37,000
Related party payables	680,000	680,000
TOTAL CURRENT LIABILITIES	920,000	809,000

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2014 and 2013	―	―
Common stock, $0.001 par value, 1,800,000,000 shares authorized, 1,504,338,461 and 1,489,332,999 shares issued and outstanding in 2014 and 2013, respectively	1,504,000	1,489,000
Additional paid in capital	47,611,000	47,432,000
Accumulated deficit	(49,689,000)	(49,489,000)
Total stockholders’ deficit	(574,000)	(568,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,000	$241,000

* Amounts derived from audited financial statements for the year ended December 31, 2013

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014		2013

REVENUES		$24,000		$31,000
COST OF REVENUES		8,000		2,000
GROSS PROFIT		16,000		29,000

OPERATING EXPENSES
Operations		10,000		11,000
Selling, general and administrative		192,000		168,000
Total operating expenses		202,000		179,000
LOSS FROM OPERATIONS		(186,000)		(150,000)

OTHER EXPENSE
Interest expense		(14,000)		(23,000)
Total other expense		(14,000)		(23,000)

LOSS BEFORE INCOME TAXES		(200,000)		(173,000)
Income taxes		–		–
NET LOSS		$(200,000)		$(173,000)

LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		1,500,647,565		1,442,589,593

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200,000)	$(173,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option compensation	13,000	3,000
Stock issued for consulting expense	84,000	115,000
Amortization of debt discount	14,000	23,000
(Increase) decrease in:
Prepaid expenses	20,000	12,000
Increase (decrease) in:
Accounts payable	55,000	(36,000)
Accrued expenses and other	(4,000)	(14,000)
Unearned revenue	79,000	(16,000)
Net cash provided by (used in) operating activities	61,000	(86,000)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	46,000	60,000
Payments on financed insurance	(20,000)	–
Net cash provided by financing activities	26,000	60,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,000	(26,000)
CASH AND CASH EQUIVALENTS, Beginning of period	6,000	50,000
CASH AND CASH EQUIVALENTS, End of period	$93,000	$24,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2013:

☐	The Company issued 12,000,000 shares of the Company’s common stock for future services valued at $168,000. This amount was recorded at issuance as prepaid expenses.
☐	The Company recorded a discount on the loans from Dr. Schewe of $23,000 as a result of a beneficial conversion feature. During 2013, Dr Schewe converted loans of $60,000 to equity.
☐	The Company issued 3,125,000 shares of the Company’s common stock as payment of $35,000 in accounts payable.

Supplemental Disclosure of Non-Cash Activities for 2014:

☐	The Company issued 10,000,000 shares of the Company’s common stock for future services valued at $120,000. This amount was recorded at issuance as prepaid expenses.
☐	The Company recorded a discount on the loans from Dr. Schewe of $14,000 as a result of a beneficial conversion feature. During 2014, Dr Schewe converted loans of $46,000 to equity.

The accompanying notes are an integral part of these consolidated financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a sublicense for GKG we obtained from VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,689,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 4, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation - The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these consolidated financial statements are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications of prior year’s data have been made to conform to 2014 classifications. Such classifications had no effect on net income (loss) reported in the consolidated statements of operations.

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 9) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our consolidated financial statements.

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At March 31, 2014 and December 31, 2013, the total remaining value of these agreements was $219,000 and $182,000, respectively, which is included in prepaid expenses in the accompanying consolidated balance sheets. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2014, the Company issued 10,000,000 unregistered shares of the Company’s common stock with a value of $120,000 in advance of the payments made by the provider. As of March 31, 2014 and December 31, 2013, included in prepaid expenses for this third party provider is $185,000 and $114,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. Other prepaid expenses (stock related) were $34,000 and $68,000 as of March 31, 2014 and December 31, 2013, respectively.

Other prepaid expenses (non stock related) were $32,000 and $51,000 at March 31, 2014 and December 31, 2013, respectively.

NOTE 3 – STOCK OPTIONS, WARRANTS AND ISSUED STOCK

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. There were no stock options issued in 2014. For stock options issued to employees, directors, consultants and advisory board members in 2013, the fair value was estimated at the date of grant using the following range of assumptions:

2013
Risk free interest rate	2.00% - 2.06%
Dividends	0%
Volatility factor	134.81% 138.17%
Expected life	6.67 years
Annual forfeiture rate	0%

The following table summarizes activity for employees and directors in the Company’s Plan at March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	73,408,000	$0.0132
Granted	―	―
Exercised	―	―
Forfeited	―	―
Outstanding at March 31, 2014	73,408,000	$0.0132	6.64	$193,000
Exercisable at March 31, 2014	67,408,000	$0.0132	6.39	$191,000

There were no stock options granted in 2014. The Plan recorded $13,000 of compensation expense for director stock options in 2014.  At March 31, 2014, there was $65,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and six months. At March 31, 2014, the fair value of options vested for employees and directors was $836,000.  There were no options exercised during 2014.

NOTE 4 – SHORT-TERM AND LONG-TERM DEBT

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 20% discount. In connection with the separation from VGE as discussed in Note 1, Chang granted Dr. Schewe an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From January through March 2014, Dr. Schewe made loans of $46,000 to the Company. The Company recorded a discount on the loans of $14,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2014, Dr. Schewe converted loans totaling $46,000 into 4,931,616 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of March 31, 2014, the Company had remaining availability under the note of $612,000

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2014, the Company issued 10,073,846 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $121,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. As of March 31, 2014, there were 1,504,338,461 shares of common stock outstanding.

The Company issued 4,931,616 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 4.

NOTE 6 – NET LOSS PER SHARE

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

The following table sets forth common stock equivalents (potential common stock) at March 31, 2014 and 2013 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2014	2013
Stock Options	73,408,000	67,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014		2013
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stockholders		$(200,000)		$(173,000)
Denominator:
Weighted average shares of common stock outstanding		1,500,647,565		1,442,589,593
Net loss per share of common stock, basic and diluted	$	*	$	*

*  Less than $0.01

NOTE 7 – RELATED PARTY TRANSACTIONS

Included in the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 are Related Party Payables. The Company has a payable of $680,000 at March 31, 2014 and December 31, 2013. Included in the amount is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at March 31, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Additionally, the Company has agreed to pay VGE $40,000 as reimbursement for legal fees and costs in connection with the separation of the Company and VGE. This amount is due by September 30, 2014.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 4.

On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass Supply contract with Winergy Pakistan Private Limited (“Winergy”), a company incorporated and existing under the laws of Pakistan. Mr. Khurram Irshad, a director of the Company, is a director and shareholder of Winergy. Winergy was also appointed the exclusive representative of the Company in Pakistan. Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan. Winergy will operate and pay the expenses for a Giant King Grass propagation nursery and test plot in Pakistan. Winergy paid a one-time fee of $5,000 to the Company upon the signing of the contract. The Company expects to receive additional license fees in the future from Winergy when they are able to secure customer relationships who will use the Company's Giant King Grass in their particular application. No additional revenues were received in 2014.

NOTE 8 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the three months ended March 31, 2014 and 2013, was $2,000 in each period.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the three months ended March 31, 2014 and 2013, the Company received $103,000 and $16,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $24,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively.

License Agreement

Effective as of September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass anywhere within the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass. The Company assigned no value to the sublicense due to uncertainties of future revenues.

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

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

☐	One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term. The Company expects to meet the milestones by September 30, 2014 and renew the license for an additional two year term. However, there can be no assurance that the Company will meet the milestones prior to the renewal date.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 23, 2014, Kevin Schewe, advanced an additional $22,000 pursuant to the convertible loan agreement and immediately converted the $22,000 loan into 2,268,041 shares of Company common stock at a conversion price of $0.0097 per common share. Following this issuance, the Company had remaining availability under the note of $590,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2013 Annual Report on Form 10-K as filed with the SEC.

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a sublicense for GKG we obtained from VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

Revenues

Revenues were $24,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $7,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $8,000 and $2,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $6,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2014 compared to the same period in 2013 was a decrease in gross profit from a gross profit of $29,000 for the three months ended March 31, 2013 to gross profit of $16,000 for the three months ended March 31, 2014.

Operations Expenses

Operations expenses were $10,000 and $11,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $1,000. Operations expense is composed of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $192,000 and $168,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $24,000. Stock option compensation expense increased $10,000 in 2014 as compared with 2013 due to new stock option grants in 2013 that were amortized in 2014 with no corresponding amortization required in 2013. Accounting fees increased $5,000 in 2014 as compared with 2013 due to timing of costs associated with the Company’s annual audit. Consulting fees decreased $5,000 in 2014 as the Company used fewer consultants in 2014 as compared with 2013. Public relations expenses increased $8,000 in 2014 as the Company incurred increased investor relations expenses. Other selling, general and administrative expenses, net, increased by $6,000 for the three months ended March 31, 2014 compared with the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2014. For the three months ended March 31, 2014, the Company had a loss from operations of $200,000 compared with a loss from operations of $173,000 for the three months ended March 31, 2013, an increase of $27,000.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2014 was $200,000. Non-cash expenses totaled $111,000 for the three months ended March 31, 2014 primarily due to stock options expense, stock compensation expense, and amortization of debt discount. Changes in operating assets and liabilities provided $151,000 of cash in 2014. Net cash provided by operating activities for operations was $62,000 for the three months ended March 31, 2014.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,689,000 at March 31, 2014. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future that will be profitable or generate cash for the Company. Without proceeds from additional financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of May 14, 2014, the Company had remaining availability under the note of $590,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of March 31, 2014.

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

For the period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2014.

ITEM 1A. RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as set forth below:

Risks Related To An Investment In Our Stock

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the quarter ended March 31, 2014 and the year ended December 31, 2013 was $200,000 and $699,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues for our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,504,338,461 were issued and outstanding as of March 31, 2014. Of these issued and outstanding shares, 647,787,567 shares (43.1%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company, and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at March 31, 2014, 574,528,379 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  929,810,082 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2014.

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

Our executive officers, directors (including current and former) and principal shareholders own 43.1% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 43.1% of our outstanding shares as of March 31, 2014. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License (discussed in Note 8) remained exclusive to the Company. Upon the earlier of (i) the expiration of five years or (ii) the date when the Company reached a market capitalization of at least $50 million, the proxy would be cancelled as the Preferred Share would be transferred from Chang to Schewe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2014, the Company issued consultants 10,000,000 unregistered shares of the Company’s common stock for consulting services valued at $120,000. On January 24, 2014, the Company issued consultants 73,846 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

 On January 29, 2014, the Company issued 1,188,119 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 26, 2014, the Company issued 1,954,023 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On March 19, 2014, the Company issued 1,789,474 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated January 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2014).
10.2	Senior Secured Convertible Promissory Note dated February 26, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 27, 2014).
10.3	Senior Secured Convertible Promissory Note dated March 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 19, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 14, 2014	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

