Form 10-Q
period 2014-06-30
VIASPACE Inc.
filed 2014-08-11
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,522,788,215 shares of $0.001 par value common stock issued and outstanding as of August 11, 2014.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash and equivalents	$24,000	$6,000
Prepaid expenses	161,000	233,000
TOTAL CURRENT ASSETS	185,000	239,000

FIXED ASSETS, NET	1,000	1,000

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$187,000	$241,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$66,000	$32,000
Accrued expenses	23,000	60,000
Unearned revenue	69,000	37,000
Related party payables	680,000	680,000
TOTAL CURRENT LIABILITIES	838,000	809,000

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2014 and 2013	―	―
Common stock, $0.001 par value, 1,800,000,000 shares authorized, 1,510,349,191 and 1,489,332,999 shares issued and outstanding in 2014 and 2013, respectively	1,510,000	1,489,000
Additional paid in capital	47,685,000	47,432,000
Accumulated deficit	(49,846,000)	(49,489,000)
Total stockholders’ deficit	(651,000)	(568,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187,000	$241,000

* Amounts derived from audited financial statements for the year ended December 31, 2013

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
REVENUES		$46,000		$32,000		$70,000		$63,000
COST OF REVENUES		12,000		13,000		20,000		15,000
GROSS PROFIT		34,000		19,000		50,000		48,000

OPERATING EXPENSES
Operations		21,000		6,000		31,000		17,000
Selling, general and administrative		159,000		148,000		351,000		316,000
Total operating expenses		180,000		154,000		382,000		333,000
LOSS FROM OPERATIONS		(146,000)		(135,000)		(332,000)		(285,000)

OTHER INCOME (EXPENSE)
Interest expense		(11,000)		(17,000)		(25,000)		(40,000)
Total other income (expense)		(11,000)		(17,000)		(25,000)		(40,000)

LOSS BEFORE INCOME TAXES		(157,000)		(152,000)		(357,000)		(325,000)
INCOME TAXES		―		―		―		―

NET LOSS		$(157,000)		$(152,000)		$(357,000)		$(325,000)

LOSS PER SHARE OF COMMON STOCK -- Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING -- Basic and diluted		1,507,132,326		1,460,192,797		1,503,907,859		1,447,562,472

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,000)	$(325,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	25,000	5,000
Stock issued for consulting expense	154,000	172,000
Amortization of debt discount	26,000	40,000
(Increase) decrease in:
Prepaid expenses	40,000	33,000
Increase (decrease) in:
Accounts payable	33,000	(24,000)
Accrued expenses and other	4,000	(30,000)
Unearned revenue	32,000	(37,000)
Net cash used in operating activities	(43,000)	(166,000)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	102,000	135,000
Payments on financed insurance	(41,000)	–
Net cash provided by financing activities	61,000	135,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,000	(31,000)
CASH AND CASH EQUIVALENTS, Beginning of period	6,000	50,000
CASH AND CASH EQUIVALENTS, End of period	$24,000	$19,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2013:

☐	The Company issued 22,000,000 shares of the Company’s common stock for future services valued at $315,000. This amount was recorded at issuance as prepaid expenses.
☐	The Company recorded a discount on the loans from Dr. Schewe of $40,000 as a result of a beneficial conversion feature. During 2013, Dr Schewe converted loans of $135,000 to equity.
☐	The Company issued 3,125,000 shares of the Company’s common stock as payment of $35,000 in accounts payable.
☐	The Company cancelled 50,000 shares of the Company’s common stock that were issued to a vendor who later returned the shares when services were not performed.

Supplemental Disclosure of Non-Cash Activities for 2014:

☐	The Company issued 10,000,000 shares of the Company’s common stock for future services valued at $120,000. This amount was recorded at issuance as prepaid expenses.
☐	The Company recorded a discount on the loans from Dr. Schewe of $26,000 as a result of a beneficial conversion feature. During 2014, Dr Schewe converted loans of $102,000 to equity.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,846,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 4, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation - The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing these financial statements are the same as those described in Note 1 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Reclassifications of prior year’s data have been made to conform to 2014 classifications. Such classifications had no effect on net loss reported in the statements of operations.

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Our adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our results of operations or financial position.

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 9) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our financial statements.

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At June 30, 2014 and December 31, 2013, the total remaining value of these agreements was $150,000 and $182,000, respectively, which is included in prepaid expenses in the accompanying balance sheets. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2014, the Company issued 10,000,000 unregistered shares of the Company’s common stock with a value of $120,000 in advance of the payments made by the provider. As of June 30, 2014 and December 31, 2013, included in prepaid expenses for this third party provider is $150,000 and $114,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. Other prepaid expenses (stock related) were zero and $68,000 as of June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded $70,000 and $57,000, respectively, of stock related expenses. For the six months ended June 30, 2014 and 2013, the Company recorded $154,000 and $172,000, respectively, of stock related expenses.

Other prepaid expenses (non stock related) were $11,000 and $51,000 at June 30, 2014 and December 31, 2013, respectively.

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

2013
Risk free interest rate	2.00% - 2.06%
Dividends	0%
Volatility factor	134.81% 138.17%
Expected life	6.67 years
Annual forfeiture rate	0%

The following table summarizes activity for employees and directors in the Company’s Plan at June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	73,408,000	$0.0132
Granted	―	―
Exercised	―	―
Forfeited	―	―
Outstanding at June 30, 2014	73,408,000	$0.0132	6.40	$141,000
Exercisable at June 30, 2014	67,408,000	$0.0132	6.18	$140,000

There were no stock options granted in 2014. The Plan recorded $25,000 of compensation expense for employees and director stock options in 2014.  At June 30, 2014, there was $53,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and three months. At June 30, 2014, the fair value of options vested for employees and directors was $717,000.  There were no options exercised during 2014.

During 2014, the Company issued 153,846 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at $1,920 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

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

From January through June 2014, Dr. Schewe made loans of $102,000 to the Company. The Company recorded a discount on the loans of $26,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2014, Dr. Schewe converted loans totaling $102,000 into 10,862,346 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of June 30, 2014, the Company had remaining availability under the note of $556,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2014, the Company issued 10,153,846 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $122,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. As of June 30, 2014, there were 1,510,349,191 shares of common stock outstanding.

The Company issued 10,862,346 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 4.

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

The following table sets forth common stock equivalents (potential common stock) at June 30, 2014 and 2013 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2014	2013
Stock Options	73,408,000	67,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(157,000)		$(152,000)		$(357,000)		$(325,000)
Denominator:
Weighted average shares of common stock outstanding		1,507,132,326		1,460,192,797		1,503,907,859		1,447,562,472
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

*  Less than $0.01

NOTE 7 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at June 30, 2014 and December 31, 2013 are Related Party Payables. The Company has a payable of $680,000 at June 30, 2014 and December 31, 2013. Included in the amount is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at June 30, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

NOTE 8 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the three and six months ended June 30, 2014 was $4,000 and $6,000, respectively. Rent expense charged to operations for three and six months ended June 30, 2013 was $2,000 and $4,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the three and six months ended June 30, 2014, the Company received zero and $103,000, respectively, in payments under these collaborative agreements. During the three and six months ended June 30, 2013, the Company received $16,000 and $26,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $46,000 and $32,000 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized revenue from these collaborative agreements of $70,000 and $63,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VISPACE needs to achieve the milestones in the first two year period:

☐	One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term. The Company expects to meet the milestones by September 30, 2014 and renew the license for an additional two year term. The Company has entered into various collaborative agreements with entities for the joint operation of test plots that the Company believes will help to satisfy these milestones. However, there can be no assurance that the Company will meet the milestones prior to the renewal date.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 18, 2014, Kevin Schewe, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 2,439,024 shares of Company common stock at a conversion price of $0.0082 per common share. Following this issuance, the Company had remaining availability under the note of $536,000. On July 29, 2014, the Company issued 10,000,000 unregistered shares of common stock to a consultant for prepaid services to be provided to the Company. These share issuances were recorded at $99,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2013 Annual Report on Form 10-K as filed with the SEC.

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

Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical.  FRR 60 considers an accounting policy critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application.  For a summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the financial statements.

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

For the three and six months ended June 30, 2014 and 2013, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

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

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its balance sheet.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

Results of Operations

Three Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

Revenues were $46,000 and $32,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $14,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $12,000 and $13,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $1,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations. During 2014, there was a decrease in costs from the prior year due to the Company incurring less travel costs to support the collaborative agreements in 2014 as compared with the same period in 2013.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2014 compared to the same period in 2013 was an increase in gross profit from a gross profit of $19,000 for the three months ended June 30, 2013 to gross profit of $34,000 for the three months ended June 30, 2014.

Operations Expenses

Operations expenses were $21,000 and $6,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $15,000. During the three months ended June 30, 2014, the Company incurred approximately $10,000 of operating expenses related to assisting the University of California in establishing a research collaboration growing Giant King Grass in Holtville, California. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $159,000 and $148,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of $11,000. Stock option compensation expense increased $10,000 in 2014 as compared with 2013 due to new stock option grants in 2013 that were amortized in 2014 with no corresponding amortization required in 2013. Accounting fees decreased $19,000 in 2014 as compared with 2013 due to reduced annual audit costs in 2014 as compared with 2013. Consulting fees decreased $2,000 in 2014 as the Company used fewer consultants in 2014 as compared with 2013. Public relations expenses increased $25,000 in 2014 as the Company incurred increased investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $3,000 in 2014 as compared with the same period in 2013 due to a higher premium. Other selling, general and administrative expenses, net, decreased by $6,000 for the three months ended June 30, 2014 compared with the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2014. For the three months ended June 30, 2014, the Company had a loss from operations of $146,000 compared with a loss from operations of $135,000 for the three months ended June 30, 2013, an increase of $11,000.

Six Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

Revenues were $70,000 and $63,000 for the six months ended June 30, 2014 and 2013, respectively, an increase of $7,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $20,000 and $15,000 for the six months ended June 30, 2014 and 2013, respectively, an increase of $5,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2014 compared to the same period in 2013 was an increase in gross profit from a gross profit of $48,000 for the six months ended June 30, 2013 to gross profit of $50,000 for the six months ended June 30, 2014.

Operations Expenses

Operations expenses were $31,000 and $17,000 for the six months ended June 30, 2014 and 2013, respectively, an increase of $14,000. During the six months ended June 30, 2014, the Company incurred approximately $10,000 of operating expenses related to assisting the University of California in establishing a research collaboration growing Giant King Grass in Holtville, California. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $351,000 and $316,000 for the six months ended June 30, 2014 and 2013, respectively, an increase of $35,000. Stock option compensation expense increased $20,000 in 2014 as compared with 2013 due to new stock option grants in 2013 that were amortized in 2014 with no corresponding amortization required in 2013. Accounting fees decreased $14,000 in 2014 as compared with 2013 due to reduced annual audit costs in 2014 as compared with 2013. Consulting fees decreased $7,000 in 2014 as the Company used fewer consultants in 2014 as compared with 2013. Public relations expenses increased $33,000 in 2014 as the Company incurred increased investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $7,000 in 2014 as compared with the same period in 2013 due to a higher premium. Other selling, general and administrative expenses, net, decreased by $4,000 for the six months ended June 30, 2014 compared with the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2014. For the six months ended June 30, 2014, the Company had a loss from operations of $332,000 compared with a loss from operations of $285,000 for the six months ended June 30, 2013, an increase of $47,000.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2014 was $357,000. Non-cash expenses totaled $205,000 for the six months ended June 30, 2014 primarily due to stock options expense, stock compensation expense, and amortization of debt discount. Changes in operating assets and liabilities provided $109,000 of cash in 2014. Net cash used by operating activities for operations was $43,000 for the six months ended June 30, 2014.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,846,000 at June 30, 2014. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. Without proceeds from additional financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of August 11, 2014, the Company had remaining availability under the note of $536,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of June 30, 2014.

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

For the period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2014.

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

Our net loss for the six months ended June 30, 2014 and the year ended December 31, 2013 was $357,000 and $699,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues for our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,510,349,191 were issued and outstanding as of June 30, 2014. Of these issued and outstanding shares, 653,718,297 shares (43.3%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Khurram Irshad, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at June 30, 2014, 568,539,109 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  941,810,082 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2014.

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

Our executive officers, directors (including current and former), principal shareholders and related parties own 43.3% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former), principal shareholders and related parties hold 43.3% of our outstanding shares as of June 30, 2014. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 23, 2014, the Company issued 2,268,041 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 1, 2014, the Company issued consultants 80,000 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 21, 2014, the Company issued 1,752,577 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 20, 2014, the Company issued 1,910,112 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated April 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 24, 2014).
10.2	Senior Secured Convertible Promissory Note dated May 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 22, 2014).
10.3	Senior Secured Convertible Promissory Note dated June 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 20, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 11, 2014	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

