Form 10-Q
period 2014-09-30
VIASPACE Inc.
filed 2014-11-13
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,557,987,163 shares of $0.001 par value common stock issued and outstanding as of November 13, 2014.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash and equivalents	$21,000	$6,000
Prepaid expenses	277,000	233,000
Other current assets	5,000	―
TOTAL CURRENT ASSETS	303,000	239,000

FIXED ASSETS, NET	1,000	1,000

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$305,000	$241,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$56,000	$32,000
Accrued expenses	91,000	60,000
Unearned revenue	73,000	37,000
Related party payables	640,000	680,000
TOTAL CURRENT LIABILITIES	860,000	809,000

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2014 and 2013	―	―
Common stock, $0.001 par value, 1,800,000,000 shares authorized, 1,532,197,689 and 1,489,332,999 shares issued and outstanding in 2014 and 2013, respectively	1,532,000	1,489,000
Additional paid in capital	47,875,000	47,432,000
Accumulated deficit	(49,962,000)	(49,489,000)
Total stockholders’ deficit	(555,000)	(568,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$305,000	$241,000

* Amounts derived from audited financial statements for the year ended December 31, 2013

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
REVENUES		$55,000		$9,000		$125,000		$72,000
COST OF REVENUES		8,000		7,000		28,000		22,000
GROSS PROFIT		47,000		2,000		97,000		50,000

OPERATING EXPENSES
Operations		12,000		7,000		43,000		24,000
Selling, general and administrative		135,000		171,000		486,000		487,000
Total operating expenses		147,000		178,000		529,000		511,000
LOSS FROM OPERATIONS		(100,000)		(176,000)		(432,000)		(461,000)

OTHER INCOME (EXPENSE)
Interest expense		(21,000)		(21,000)		(46,000)		(61,000)
Other income		5,000		―		5,000		―
Total other expense		(16,000)		(21,000)		(41,000)		(61,000)

LOSS BEFORE INCOME TAXES		(116,000)		(197,000)		(473,000)		(522,000)
INCOME TAXES		―		―		―		―

NET LOSS		$(116,000)		$(197,000)		$(473,000)		$(522,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted		1,521,372,286		1,474,163,688		1,509,793,310		1,459,097,682

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014		2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(473,000)		$(522,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation		35,000		9,000
Stock issued for consulting expense		218,000		287,000
Amortization of debt discount		46,000		61,000
(Increase) decrease in:
Prepaid expenses		42,000		36,000
Increase (decrease) in:
Accounts payable		23,000		(38,000)
Accrued expenses and other		―		(28,000)
Unearned revenue		36,000		(16,000)
Related party		(40,000)		―
Net cash used in operating activities		(113,000)		(211,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on financed insurance		―		(1,000)
Net cash used in financing activities		―		(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party		183,000		190,000
Payments on financed insurance		(55,000)		(7,000)
Net cash provided by financing activities		128,000		183,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		15,000		(29,000)
CASH AND CASH EQUIVALENTS, Beginning of period		6,000		50,000
CASH AND CASH EQUIVALENTS, End of period		$21,000		$21,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2013:

☐	The Company issued 34,000,000 shares of the Company’s common stock for future services valued at $417,800. This amount was recorded at issuance as prepaid expenses.
☐	The Company recorded a discount on the loans from Dr. Schewe of $61,000 as a result of a beneficial conversion feature. During 2013, Dr Schewe converted loans of $190,000 to equity.
☐	The Company issued 3,125,000 shares of the Company’s common stock as payment of $35,000 in accounts payable.
☐	The Company cancelled 1,672,241 shares of the Company’s common stock valued at $50,000 that were issued to a vendor who later returned the shares when services were not performed.
☐	The Company financed its annual director and officer insurance premium in the amount of $68,223.

Supplemental Disclosure of Non-Cash Activities for 2014:

☐	The Company issued 20,000,000 shares of the Company’s common stock for future services valued at $219,000. This amount was recorded at issuance as prepaid expenses.
☐	The Company recorded a discount on the loans from Dr. Schewe of $46,000 as a result of a beneficial conversion feature. During 2014, Dr. Schewe converted loans of $183,000 to equity.
☐	The Company financed its annual director and officer insurance premium in the amount of $86,416.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) and December 31, 2013 (Audited)

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,962,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 4, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Subsequent Events - We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 9) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our financial statements.

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At September 30, 2014 and December 31, 2013, the total remaining value of these agreements was $186,000 and $182,000, respectively, which is included in prepaid expenses in the accompanying balance sheets. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2014, the Company issued 20,000,000 unregistered shares of the Company’s common stock with a value of $219,000 in advance of the payments made by the provider. As of September 30, 2014 and December 31, 2013, included in prepaid expenses for this third party provider is $186,000 and $114,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. Other prepaid expenses (stock related) were zero and $68,000 as of September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded $64,000 and $115,000, respectively, of stock related expenses. For the nine months ended September 30, 2014 and 2013, the Company recorded $218,000 and $287,000, respectively, of stock related expenses.

Other prepaid expenses (non stock related) were $91,000 and $51,000 at September 30, 2014 and December 31, 2013, respectively.

NOTE 3 – STOCK OPTIONS, WARRANTS AND ISSUED STOCK

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. There have been no stock options issued in 2014. For stock options issued to employees, directors, consultants and advisory board members in 2013, the fair value was estimated at the date of grant using the following range of assumptions:

2013
Risk free interest rate	2.00% - 2.06%
Dividends	0%
Volatility factor	134.81% 138.17%
Expected life	6.67 years
Annual forfeiture rate	0%

The following table summarizes activity for employees and directors in the Company’s Plan at September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	73,408,000	$0.0132
Granted	―	―
Exercised	―	―
Forfeited	―	―
Outstanding at September 30, 2014	73,408,000	$0.0132	6.14	$97,000
Exercisable at September 30, 2014	69,658,000	$0.0132	5.99	$97,000

There were no stock options granted in 2014. The Plan recorded $35,000 of compensation expense for employees and director stock options in 2014.  At September 30, 2014, there was $43,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year. At September 30, 2014, the fair value of options vested for employees and directors was $578,000.  There were no options exercised during 2014.

During 2014, the Company issued 273,846 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at $2,880 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

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

From January 1, 2014 through September 30, 2014, Dr. Schewe made loans of $183,000 to the Company. The Company recorded a discount on the loans of $46,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2014, Dr. Schewe converted loans totaling $183,000 into 22,590,844 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of September 30, 2014, the Company had remaining availability under the note of $475,000.

On October 28, 2014, the Board of Directors of the Company voted to change the Conversion Price in the Agreement from 80% of the Average Trading Price as reported by the principal trading exchange on which the Company’s Common Stock is traded for the twenty (20) trading days preceding the date of the Note to 50% of the Average Trading Price as reported by the principal trading exchange on which the Company’s Common Stock is traded for the twenty (20) trading days preceding the date of the Note.

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2014, the Company issued 20,273,846 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $222,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. As of September 30, 2014, there were 1,532,197,689 shares of common stock outstanding.

The Company issued 22,590,844 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 4.

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

The following table sets forth common stock equivalents (potential common stock) at September 30, 2014 and 2013 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2014	2013
Stock Options	73,408,000	68,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(116,000)		$(197,000)		$(473,000)		$(522,000)
Denominator:
Weighted average shares of common stock outstanding		1,521,372,286		1,474,163,688		1,509,793,310		1,459,097,682
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

*  Less than $0.01

NOTE 7 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at September 30, 2014 and December 31, 2013 are Related Party Payables. The Company has a payable of $640,000 at September 30, 2014 and $680,000 at December 31, 2013. Included in the amount at September 30, 2014 and December 31, 2013 is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at September 30, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Additionally, the Company agreed to pay VGE $40,000 by September 30, 2014 as reimbursement for legal fees and costs in connection with the separation of the Company and VGE. This amount was paid on September 25, 2014.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 4.

On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass Supply contract with Winergy Pakistan Private Limited (“Winergy”), a company incorporated and existing under the laws of Pakistan. Mr. Khurram Irshad, a director of the Company, is a director and shareholder of Winergy. Winergy was also appointed the exclusive representative of the Company in Pakistan. Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan. Winergy will operate and pay the expenses for a Giant King Grass propagation nursery and test plot in Pakistan. Winergy paid a one-time fee of $5,000 to the Company upon the signing of the contract. The Company expects to receive additional license fees in the future from Winergy when they are able to secure relationships with customers who will use the Company's Giant King Grass in their particular application. No additional revenues were received in 2014.

NOTE 8 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the three and nine months ended September 30, 2014 was $6,000 and $12,000, respectively. Rent expense charged to operations for three and nine months ended September 30, 2013 was $4,000 and $8,000, respectively.

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

All of our collaborative agreements are subject to termination by either party, without significant financial penalty. Under the terms of these agreements, upon a termination we are entitled to reacquire all rights in our technology at no cost and are free to re-license the technology to other collaborative partners.

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the three and nine months ended September 30, 2014, the Company received $59,000 and $162,000, respectively, in payments under these collaborative agreements. During the three and nine months ended September 30, 2013, the Company received $25,000 and $51,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $55,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively. The Company recognized revenue from these collaborative agreements of $125,000 and $72,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The initial term of the License Agreement is for two years (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VIASPACE needed to achieve the milestones in the first two year period:

☐	One or more fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the Initial Term, pursuant to which VIASPACE is to be paid an aggregate amount of at least $200,000 within that 24 consecutive monthly period; and two or more, third party growing locations of at least 10 hectares in total shall have been obtained and planted during the Initial Term. The Company has entered into various collaborative agreements with entities for the joint operation of test plots to satisfy these milestones.

These milestones were achieved by the Company as of September 30, 2014 and the license was renewed for another two years.

As a condition to the right to renew the First Renewal Term (for years five and six) of the License Agreement, the Company is to achieve during the First Renewal Term the following milestones by September 30, 2016 as a condition to any such renewal:

• A total of least three or more (including the above) fully-executed, third party sales contracts for the sale of Giant King Grass shall have been entered into during the First Renewal Term, pursuant to which the Registrant is to be paid the aggregate amount of $400,000, with not less than $100,000 of the Initial Sales Milestone having been paid during the First Renewal Term and with the remaining unpaid balance of the Initial Sales Milestone being paid within six months of the Second Renewal Term (e.g., in the fifth year) and the Second Sales Milestone being paid in full within that 24 consecutive monthly period following the signing of any such third contract; and

• A total of at least three or more (including the two above) growing locations of at least 30 hectares in total shall have been obtained and planted during the Second Renewal Term, which shall be subject to the reasonable satisfaction of VGE.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 23, 2014, the Company issued 10,000,000 unregistered shares of common stock to a consultant for prepaid services to be provided to the Company. These share issuances were recorded at $71,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

On October 29, 2014, Kevin Schewe, advanced an additional $22,000 pursuant to the convertible loan agreement and immediately converted the $22,000 loan into 5,789,474 shares of Company common stock at a conversion price of $0.0038 per common share.

The Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi on October 28, 2014 that are effective for the period from October 1, 2014 through September 30, 2015. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $169,744 per annum and Mr. Muzi will receive $63,654 per annum.

On October 28, 2014, two million non-qualified stock options were issued to Director Angelina Galiteva, two million non-qualified stock options were issued to Director Khurram Irshad and eight million non-qualified stock options were issued to Director Kevin Schewe. Additionally, on October 28, 2014, eight million incentive stock options were issued to Carl Kukkonen and four million incentive stock options were issued to Stephen Muzi. All of the stock options will be granted at fair market value with a 2-year vesting period on a quarterly basis.

The Company entered into a Senior Secured Convertible Promissory Note (the "Agreement") with Kevin Schewe, Director, on September 28, 2012. On October 28, 2014, the Board of Directors of the Company voted to change the Conversion Price in the Agreement from 80% of the Average Trading Price as reported by the principal trading exchange on which the Company’s Common Stock is traded for the twenty (20) trading days preceding the date of the Note to 50% of the Average Trading Price as reported by the principal trading exchange on which the Company’s Common Stock is traded for the twenty (20) trading days preceding the date of the Note.

On October 28, 2014, the Board of Directors of the Registrant ratified and approved that the number of reserved shares of common stock under the 2005 Stock Incentive Plan be equal to 30% of the total number of shares of common stock issued and outstanding as of the close of business on the immediately preceding December 31, which is the last day of the Company’s fiscal year.

On November 6, 2014, Kevin Schewe, advanced an additional $40,000 pursuant to the convertible loan agreement and immediately converted the $40,000 loan into 10,000,000 shares of Company common stock at a conversion price of $0.004 per common share. Following this issuance, the Company had remaining availability under the note of $413,000.

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

For the three and nine months ended September 30, 2014 and 2013, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to September 30, 2013

Revenues

Revenues were $55,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $46,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $8,000 and $7,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $1,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2014 compared to the same period in 2013 was an increase in gross profit from a gross profit of $2,000 for the three months ended September 30, 2013 to gross profit of $47,000 for the three months ended September 30, 2014.

Operations Expenses

Operations expenses were $12,000 and $7,000 for the three months ended September 30, 2014 and 2013, respectively, an increase of $5,000. Utilities were higher by $2,000 in 2014 as compared with 2013 due to higher water costs for the Company’s Giant King Grass test plot in San Diego County. Other operations expenses increased $3,000 during 2014 as compared with 2013. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $135,000 and $171,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $36,000. Stock option compensation expense increased $7,000 in 2014 as compared with 2013 due to new stock option grants in 2013 that were amortized in 2014 with no corresponding amortization required in 2013. Accounting fees decreased $3,000 in 2014 as compared with 2013 due to reduced annual audit costs in 2014 as compared with 2013. Consulting fees decreased $2,000 in 2014 as the Company used fewer consultants in 2014 as compared with 2013. Public relations expenses decreased $34,000 in 2014 as the Company incurred reduced investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $4,000 in 2014 as compared with the same period in 2013 due to a higher premium. Travel decreased $7,000 in 2014 as compared with the same period of 2013, due to less travel associated with conferences and new business travel costs. Other selling, general and administrative expenses, net, decreased $1,000 for the three months ended September 30, 2014 compared with the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2014. For the three months ended September 30, 2014, the Company had a loss from operations of $100,000 compared with a loss from operations of $176,000 for the three months ended September 30, 2013, a decrease of $76,000.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

Revenues

Revenues were $125,000 and $72,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $53,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish that Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $28,000 and $22,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $6,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2014 compared to the same period in 2013 was an increase in gross profit from a gross profit of $50,000 for the nine months ended September 30, 2013 to gross profit of $97,000 for the nine months ended September 30, 2014.

Operations Expenses

Operations expenses were $43,000 and $24,000 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $19,000. During the nine months ended September 30, 2014, the Company incurred approximately $10,000 of operating expenses related to assisting the University of California in establishing a research collaboration growing Giant King Grass in Holtville, California. Utilities were higher by $4,000 in 2014 as compared with 2013 due to higher water costs for the Company’s Giant King Grass test plot in San Diego County. Other operations expenses increased $5,000 during 2014 as compared with 2013. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $486,000 and $487,000 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $1,000. Stock option compensation expense increased $26,000 in 2014 as compared with 2013 due to new stock option grants in 2013 that were amortized in 2014 with no corresponding amortization required in 2013. Accounting fees decreased $17,000 in 2014 as compared with 2013 due to reduced annual audit costs in 2014 as compared with 2013. Legal expenses decreased $5,000 in 2014 as compared with 2013 due to reduced legal assistance requested. Consulting fees decreased $9,000 in 2014 as the Company used fewer consultants in 2014 as compared with 2013. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $11,000 in 2014 as compared with the same period in 2013 due to a higher premium. Other selling, general and administrative expenses, net, decreased by $7,000 for the nine months ended September 30, 2014 compared with the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2014. For the nine months ended September 30, 2014, the Company had a loss from operations of $432,000 compared with a loss from operations of $461,000 for the nine months ended September 30, 2013, a decrease of $29,000.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2014 was $473,000. Non-cash expenses totaled $299,000 for the nine months ended September 30, 2014 primarily due to stock options expense, stock compensation expense, and amortization of debt discount. Related party payable decreased $40,000 in 2014. Changes in operating assets and liabilities provided $101,000 of cash in 2014. Net cash used by operating activities for operations was $113,000 for the nine months ended September 30, 2014.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $49,962,000 at September 30, 2014. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. Without proceeds from additional financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of November 13, 2014, the Company had remaining availability under the note of $413,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements as detailed below.

Employment Agreements

Effective October 1, 2014, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Executive Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $169,744 per annum and Mr. Muzi would receive $63,654 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

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

For the period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2014.

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

Our net loss for the nine months ended September 30, 2014 and the year ended December 31, 2013 was $473,000 and $699,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues for our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,532,197,689 were issued and outstanding as of September 30, 2014. Of these issued and outstanding shares, 655,446,795 shares (42.8%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Khurram Irshad, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at September 30, 2014, 570,387,607 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  961,810,082 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2014.

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

Our executive officers, directors (including current and former), principal shareholders and related parties own 42.8% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former), principal shareholders and related parties hold 42.8% of our outstanding shares as of September 30, 2014. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2014, the Company issued 2,439,024 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 29, 2014, the Company issued consultants 10,000,000 unregistered shares of the Company’s common stock for consulting services valued at $99,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 20, 2014, the Company issued consultants 120,000 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 20, 2014, the Company issued 3,289,474 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On September 23, 2014, the Company issued 6,000,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated July 18, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 18, 2014).
10.2	Senior Secured Convertible Promissory Note dated August 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2014).
10.3	Senior Secured Convertible Promissory Note dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 23, 2014).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: November 13, 2014	By:	/s/ CARL KUKKONEN
Carl Kukkonen
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

