Form 10-K
period 2014-12-31
VIASPACE Inc.
filed 2015-04-14
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,443,897

State the number of shares outstanding of each of issuer’s classes of common equity, as of April 14, 2015: 1,597,369,362

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

PART I

ITEM 1. BUSINESS

Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Our business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a sublicense for GKG we obtained from VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

GKG can be burned in 100% biomass power plants to generate electricity; made into pellets that can be burned together with coal to reduce carbon emissions from existing power plants; generate bio methane through anaerobic digestion, and can be used as a feedstock for low carbon liquid biofuels for transportation, biochemicals and bio plastics. Cellulosic ethanol, bio butanol and other liquid cellulosic biofuels, do not use corn or other food sources as feedstock. GKG can also be used as animal feed. GKG and other plants absorb and store carbon dioxide from the atmosphere as they grow. When they are burned, they release the carbon dioxide back into the atmosphere, but it is the same carbon dioxide that was removed from the atmosphere, and so this process is approximately carbon neutral. Small amounts of fossil fuel are used by the farm equipment, transportation of GKG and fertilizer, so that the overall process of growing and burning GKG probably has some net carbon dioxide emissions, but much lower emissions than burning coal or other fossil fuels directly to create the same amount of energy. GKG has been independently tested by customers and been shown to have excellent energy content, high bio methane production, and the cellulosic sugar content needed for biofuels and biochemicals.

Through September 30, 2012, VIASPACE owned 75.6% of the equity interests of VGE. VGE and its subsidiaries Inter Pacific Arts Corporation (“IPA BVI”) and Guangzhou Inter Pacific Arts (“IPA China”) specialize in the manufacturing of high quality, copyrighted, framed artwork sold in US retail chain stores. In addition, VGE has an exclusive license to Giant King Grass, a proprietary dedicated energy crop for a period described below. On September 30, 2012, the Company executed agreements to separate the Company and VGE and cause the orderly transfer of all of the Company's equity interest in VGE to Changs, LLC, a company controlled by Sung Chang, President of VGE and a former Director of the Company. In addition, agreements have been executed which give VGE the right to commercially develop Giant King Grass in China and Taiwan and give VIASPACE the right to commercially develop Giant King Grass in the world other than China and Taiwan. Under the agreements, the VIASPACE secured debt previously owed to Chang will not have to be paid although it may be used to offset any outside claims made against Chang. After the Company no longer had any equity interest in VGE, the Company stopped consolidating the operations of VGE into the operations of the Company.

The Company’s web site is www.VIASPACE.com. Information contained on, or accessible through, our website should not be deemed as part of this report.

Corporate History

ViaSpace Technologies LLC (“ViaSpace LLC”) was founded in July 1998 as a private company to commercialize proven space and defense technologies from NASA and the Department of Defense. ViaSpace LLC had licensed patents, and software technology from California Institute of Technology (“Caltech”), which manages the Jet Propulsion Laboratory (“JPL”) for NASA. On June 22, 2005, ViaSpace LLC acquired the non-operating shell company Global-Wide Publication Ltd. (“GW”). GW was incorporated in the State of Nevada on July 14, 2003. At the closing of the merger, GW was renamed VIASPACE Inc. The transaction was accounted for as a reverse merger and a recapitalization of the Company. VIASPACE became a public company on June 22, 2005.

Grass Business

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

GKG can also be used as a feedstock to make cellulosic biofuels such as bio ethanol, bio butane and green gasoline. GKG has previously been tested as a potential feedstock for producing biofuels, biochemicals and bio plastics through fermentation method. Laboratory results from these tests show that GKG has almost identical composition including sugar content as corn straw or wheat straw which are the agricultural waste products often targeted as a feedstock for cellulosic biofuels. The projected bio ethanol yield is approximately 80 gallons per dry ton of GKG based on these tests.

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

During 2012-2014, we entered into Giant King Grass collaborative supply agreements with partners in the Philippines, Pakistan, Papua New Guinea, Jamaica, Guyana, Imperial Valley California, Arizona, St. Croix Virgin Islands, Nicaragua, South Africa and Myanmar. We have shipped Giant King Grass to these states/countries as part of the collaborative agreements. The first phase for each of these partners is for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. If this initial phase is completed successfully, each partner would then expand the initial growing site as they develop more land to grow GKG. Each partner has different planned uses for the Giant King Grass.

We grow Giant King Grass on leased land in San Diego County, California. This location serves as a nursery for our Giant King Grass and a place from which we can harvest Giant King Grass seedlings and send them to customers in the US and throughout the world.

We plan to expand our grass business into other areas of the world, and are in discussions with developers of power plants, pellet mills and biogas facilities throughout the world other than China and Taiwan.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused some power plants to become unprofitable, idle or abandoned. We believe that dedicated energy crops such as GKG may be necessary and advantageous for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop could provide a reliable and consistent base. In part because of the feedstock uncertainty issue, many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop may help alleviate this obstacle.

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

Research and Development

The Company did not record any research and development activities in 2014 or 2013. If we do in the future, it will be expensed as incurred.

Competition

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications. Monsanto is an example of a large company focusing on grass as a biofuel. Ceres is an example of a company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass. These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG besides VGE, as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses. GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts. Because GKG is propagated by seedlings and not by seeds, it is not an invasive species. The Company is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed. With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

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

The initial term of the License Agreement was for a two year period (“Initial Term”). As a condition to the right to renew after the first two-year term for an additional two year term, VIASPACE needed to achieve the milestones in the first two year period:

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

Employees

As of December 31, 2014 we have 2 full time employees and 2 part time employees based in the US. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Risks Related To Our Business

We are solely dependent on our grass business and if such business should not succeed, we will likely be forced to terminate our company.

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

In particular, we must (1) receive an aggregate revenue amount of at least $400,000; and (2) have Giant King Grass planted in at least two third party locations measuring at least 30 hectares in total, by September 30, 2016. If we are unable meet this milestone, we may be forced to forfeit our Giant King Grass sub-license.

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the year ended December 31, 2014 was $752,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We rely solely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

Hein & Associates LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2014, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Hein & Associates LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. On September 30, 2012, the Company entered into Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over the next five years in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future.

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

We are a party to a number of license agreements that are material to our business. Effective September 30, 2012, we entered into a sublicense agreement with Mr. Chang and VGE pursuant to which VGE will sublicense their license to the GKG intellectual property to us. Because this is a sublicense arrangement, we are also dependent on Mr. Chang to maintain the license properly. Any failure by Mr. Chang to comply with its terms under its license may have a ripple effect that materially and adversely affects our sublicense with Mr. Chang.

These existing licenses impose and future licenses may impose various minimum royalty commitments, other royalties and other obligations on us.

In particular, we must (1) receive an aggregate revenue amount of at least $400,000; and (2) have Giant King Grass planted in at least three third party locations measuring at least 30 hectares in total, by September 30, 2016. If we are unable meet this milestone, we may be forced to forfeit our Giant King Grass sub-license.

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

Our growth prospects may be materially and adversely affected if we are unable to produce Giant King Grass in sufficient quantities for our customer or if our competitors develop products that are favored by our customers.

We believe the future growth of our Company will depend on the value of our grass business for biofuel, power plant, or animal feed purposes. The ability to develop orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. If we are unable to produce Giant King Grass to meet the initial demands of our customers, or if our competitors develop products that are favored by our customers, our growth will be adversely affected.

In addition, our business depends on the success of our Giant King Grass business. Effective September 30, 2012, we no longer own VGE, and therefore, we will no longer control the plantations where GKG is currently grown in the Guangdong province of China. Instead, under an agreement with VGE, VGE will be a supplier of seedlings to us. Since we will not directly own the farms, however, we are subject to greater risk if VGE is unable or unwilling to supply us the seedlings. To mitigate this risk, the Company leases land in San Diego County, California where it grows Giant King Grass. For the long term prospects, we will likely have to continue to produce GKG in other locations outside China including the US. If we are unable to generate our existing products in sufficient quantities – either from VGE or through our own locations - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

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

In 2013 and 2014, the Company has recorded a minor amount of grass revenues related to several Giant King Grass supply contract agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

Our success depends upon market acceptance of our technologies and product development.

The markets for our renewable energy technologies are either new or non-existent at the present time. Our success will depend upon the market acceptance of Giant King Grass. This acceptance may require in certain instances a modification to the culture and behavior of customers to be more accepting of other forms of technology. Potential customers may be reluctant or slow to adopt changes or new ways of performing processes. There is no assurance that our current or future products or services will gain widespread acceptance or that we will generate sufficient revenues to allow us to ever achieve profitability.

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

We commenced our grass business in October 2008. Our revenues increased from 2013 to 2014 but revenues are still not at a material or significant level. While we believe we will be able to attract more customers and achieve meaningful revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs. Furthermore, our customers may not be able to attract their internal financing to expand or continue their project using GKG. If any of these occur, our grass business will fail.

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

The second term of the GKG License Agreement is for two years. As a condition to the right to renew after the second two-year term for an additional two year term, VISPACE needs to achieve the milestones in the second two year period. If the Company does not meet these milestones, the Company would lose its GKG license and its business would fail. There are additional milestones that need to be met as a condition to renew the license for subsequent two year periods, in order for VIASPACE to maintain the license.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,562,431,607 were issued and outstanding as of December 31, 2014. Of these issued and outstanding shares, 675,680,713 shares (43.2%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Dr. Carl Kukkonen, CEO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Khurram Irshad, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at December 31, 2014, 600,621,525 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  961,810,082 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2014.

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

Our executive officers, directors (including current and former) and principal shareholders own 43.2% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 43.2% of our outstanding shares as of December 31, 2014. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License remained exclusive to the Company. Upon the earlier of (i) the expiration of five years or (ii) the date when the Company reached a market capitalization of at least $50 million, the proxy would be cancelled as the Preferred Share would be transferred from Chang to Schewe.

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

Other factors that could cause such volatility may include:

•	actual or anticipated fluctuations in our operating results;

•	announcements concerning our business or those of our competitors or customers;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	announcements of technological or agricultural innovations;

•	conditions or trends in the industry;

•	introduction or withdrawal of products and services;

•	variation in quarterly results due to the fact our revenues are generated by sales to a limited number of customers which may vary from period to period;

•	litigation;

•	patents or proprietary rights;

•	departure of key personnel;

•	failure to hire key personnel; and

•	general market conditions.

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

Stock options issued by the Company may have an adverse impact on the market value of our common stock.

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

Quarterly period	High	Low

Fiscal year ended December 31, 2014:
First Quarter	$.0135	$.0090
Second Quarter	$.0128	$.0100
Third Quarter	$.0110	$.0067
Fourth Quarter	$.0100	$.0068

Fiscal year ended December 31, 2013:
First Quarter	$.0158	$.0108
Second Quarter	$.0158	$.0100
Third Quarter	$.0155	$.0071
Fourth Quarter	$.0148	$.0100

Holders

As of April 14, 2015, there were approximately 48 shareholders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

On October 29, 2014, the Registrant issued 5,789,474 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of two convertible notes as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On November 6, 2014, the Registrant issued 10,000,000 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of two convertible notes as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On December 9, 2014, the Registrant issued 4,444,444 shares of Registrant common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of two convertible notes as discussed in detail in Item 1.01. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

Submission of Matters to a Vote of Security Holders

None.

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

For the year ending December 31, 2014, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

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

Results of Operations

Year Ended December 31, 2014 Compared to December 31, 2013

Revenues

Revenues were $153,000 and $105,000 for the year ended December 31, 2014 and 2013, respectively, an increase of $48,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $46,000 and $31,000 for the year ended December 31, 2014 and 2013, respectively, an increase of $15,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2014 compared to the same period in 2013 was an increase in gross profit from $74,000 for the year ended December 31, 2013 to gross profit of $107,000 for the year ended December 31, 2014.

Operations Expenses

Operations expenses were $57,000 and $29,000 for the year ended December 31, 2014 and 2013, respectively, an increase of $28,000. During the year ended December 31, 2014, the Company incurred approximately $10,000 of operating expenses related to assisting the University of California in establishing a research collaboration growing Giant King Grass in Holtville, California. Utilities were higher by $6,000 in 2014 as compared with 2013 due to higher water costs for the Company’s Giant King Grass test plot in San Diego County. Other operations expenses increased $12,000 during 2014 as compared with 2013. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $669,000 and $679,000 for the year ended December 31, 2014 and 2013, respectively, a decrease of $10,000. Stock option compensation expense increased $41,000 in 2014 as compared with 2013 due to new stock option grants in 2014 that were amortized in 2014 with no corresponding amortization required in 2013. Accounting fees decreased $28,000 in 2014 as compared with 2013 due to reduced annual audit costs in 2014 as compared with 2013. Legal expenses decreased $4,000 in 2014 as compared with 2013 due to reduced legal assistance requested. Consulting fees decreased $14,000 in 2014 as the Company used fewer consultants in 2014 as compared with 2013. Public relations expenses decreased $36,000 in 2014 as the Company incurred reduced investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $16,000 in 2014 as compared with the same period in 2013 due to a higher premium. Royalty expense related to the Company’s license with VIASPACE Green Energy for Giant King Grass was $26,000 in 2014 and zero in 2013. Other selling, general and administrative expenses, net, decreased by $11,000 in 2014 compared with the same period in 2013.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2013. For the year ended December 31, 2013, the Company had a loss from operations of $634,000 compared with a loss from operations of $619,000 for the year ended December 31, 2014, a decrease of $15,000.

Interest Expense

Interest expenses was $138,000 and $65,000 for the year ended December 31, 2014 and 2013, respectively, an increase of $73,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2014 as compared to 2013, when loans he provided to the Company were converted to common stock.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2014 was $752,000. Non-cash expenses totaled $492,000 for the year ended December 31, 2014 primarily due to stock options expense, stock compensation expense, and amortization of debt discount. Related party payable decreased $40,000 in 2014. Changes in operating assets and liabilities provided $132,000 of cash in 2014. Net cash used by operating activities for operations was $168,000 for the year ended December 31, 2014.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $50,241,000 at December 31, 2014. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. As of December 31, 2014, the Company had remaining availability under the note of $393,000. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. Without proceeds from additional financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2014.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company carried out an assessment under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014.

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

Under the supervision and with the participation of management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of December 31, 2014, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weakness identified above. Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2015. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2015.

Our CEO and CFO concluded that as of December 31, 2014, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2014. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)            Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them. The Company’s named executive officers as of December 31, 2014 include the Chief Executive Officer and the Chief Financial Officer. In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Dr. Carl Kukkonen	69	Chief Executive Officer and Director
Mr. Stephen Muzi	51	Chief Financial Officer

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

(b)            Directors

The Company’s directors are as follows:

Name	Age	Position Held
Dr. Carl Kukkonen	69	Chief Executive Officer and Director
Ms. Angelina Galiteva	48	Director
Dr. Kevin L. Schewe	58	Director
Khurram Irshad	49	Director

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

Kevin L. Schewe, MD. Director Since: January 19, 2012. Kevin L. Schewe, MD, was appointed to the Board of Directors on January 19, 2012 as an independent director. He has served as Chairman of the Board of Directors since October 01, 2012. Dr. Schewe is a Board-Certified Radiation Oncologist and a Fellow of the American College of Radiation Oncology. Dr. Schewe has devoted his 27-year medical career and practice in the fight against cancer. He currently serves as Medical Director of Radiation Oncology at the Red Rocks Medical Center in Golden, Colorado. The Red Rocks Radiation Oncology Center is co-owned by Dr. Schewe and HealthONE, the Colorado Division of Hospital Corporation of America (HCA) which is the largest private operator of healthcare facilities in the world and listed on the New York Stock Exchange. Dr. Schewe has also developed a premium line of skin care and cosmetic products designed to help naturally heal, protect, repair and subsequently maintain not only the damaged skin of cancer patients, but also individuals who have experienced skin damage resulting from aging, dryness, UV exposure, other illnesses, and environmental pollution. These products are manufactured and sold by Dr. Schewe’s company Elite Therapeutics. Dr. Schewe received his Bachelor of Arts Degree in Biology at the University of Missouri and his medical degree at the University of Missouri School of Medicine.

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

Committees of the Board of Directors

Audit Committee. On October 20, 2005, our BOD established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-K. The Audit Committee held no meetings in 2014.

Compensation Committee. On October 20, 2005, our BOD established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2014.

Governance and Nominating Committee. On October 20, 2005, our BOD established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2014.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Dr. Carl Kukkonen, our principal executive officer, for the year ended December 31, 2014 and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000. The Named Executive Officers are the Company’s Chief Executive Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Carl Kukkonen,	2014	166,036	–	–	18,334	19,894	204,264
Chief Executive	2013	161,200	–	–	2,187	19,726	183,113
Officer of Company	2012	60,000	–	251,903	98,568	–	410,471

Stephen J. Muzi,	2014	62,264	–	–	9,167	16,635	88,066
Chief Financial Officer,	2013	60,450	–	–	1,093	15,018	76,561
Treasurer and Secretary of Company	2012	30,000	–	150,000	58,027	12,627	250,654

(1)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for each year under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s audited financial statements. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.
(2)	Dr. Kukkonen received $5,715 in 2012 for health insurance coverage (equivalent to the cost to the Company if he was covered under the Company’s plan). These amounts were paid as part of Dr. Kukkonen’s stock awards in 2012 included in column e. In 2013-2014, Dr. Kukkonen’s health insurance coverage was reimbursed to him directly in cash, which amount is included above in column g. Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company directly to the health insurance provider on his behalf.
(3)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

Stock Option Grants

The following table provides information on stock options granted in 2014 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Carl Kukkonen	10/28/14								8,000,000	$0.0085	$62,533
Stephen Muzi	10/28/14								4,000,000	$0.0085	$31,267

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options above vested immediately. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2014.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DECEMBER 31, 2014

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	8,000,000	–	–	$0.0085	10/28/24	–	–	–	–
Stephen Muzi	4,000,000	–	–	$0.0085	10/28/24	–	–	–	–
Carl Kukkonen	2,000,000	–	–	$0.0141	10/9/23	–	–	–	–
Stephen Muzi	1,000,000	–	–	$0.0141	10/9/23	–	–	–	–
Carl Kukkonen	9,890,111	–	–	$0.0028	7/30/22	–	–	–	–
Stephen Muzi	7,417,580	–	–	$0.0028	7/30/22	–	–	–	–
Carl Kukkonen	20,000,000	–	–	$0.012	2/12/20	–	–	–	–
Stephen Muzi	10,000,000	–	–	$0.012	2/12/20	–	–	–	–
Carl Kukkonen	5,000,000	–	–	$0.0225	8/19/19	–	–	–	–
Stephen Muzi	5,000,000	–	–	$0.0225	8/19/19	–	–	–	–
Stephen Muzi	3,000,000	–	–	$0.039	2/14/18	–	–	–	–
Stephen Muzi	250,000	–	–	$0.08	12/10/17	–	–	–	–

There were no shares of the Company’s common stock acquired during 2014 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2014.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	–	–	$8,154	–	$8,154
Kevin L. Schewe	–	–	$18,623	–	$18,623
Khurram Irshad	–	–	$6,569	–	$6,569

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2014 under FASB ASC Topic 718, and not an amount paid to or realized by the Director. The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

On October 28, 2014, 8,000,000 stock options were granted to Mr. Kevin Schewe as a stock award for board of director services. On October 28, 2014, 2,000,000 stock options were granted to both Ms. Galiteva and Mr. Irshad, as a stock award for board of director services. The price of the stock options was the closing market price on the date of grant. The stock options for Dr. Schewe, Ms. Galiteva and Mr. Irshad vest over two years. During 2014, no cash compensation was paid to non-employee directors. Directors of the Company, who are employees of the Company, do not receive additional compensation for their services as Directors.

Retirement Plans

The Company does not have any retirement plans at December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2015 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. The mailing address for each person identified in this table is 382 N. Lemon Ave., Suite 364, Walnut, California 91789.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Carl Kukkonen, CEO (c)	45,036,311	38,890,111	83,926,422	5.0%
Angelina Galiteva	903,764	6,166,666	7,070,430	0.4%
Kevin L. Schewe, MD	220,150,048	5,000,000	225,150,048	13.4%
Khurram Irshad	–	1,583,333	1,583,333	0.1%

Other Named Officers:
Stephen J. Muzi, CFO	19,443,694	27,667,580	47,111,274	2.8%

All Named Executive Officers and Directors as a group (5 persons)	285,553,817	79,307,690	364,841,507	21.7%

Other 5% Owners:
Sung Hsien Chang (d)	264,422,273	–	264,422,273	15.8%
Inter Pacific Arts Corporation (e)	135,691,337	–	135,691,337	8.1%

(a)	Includes only options that become exercisable on or before June 14, 2015 and excludes options that become exercisable after such date.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of April 14, 2015 and the number of options of the beneficial owner that are exercisable on or before June 14, 2015 divided by the sum of the number of shares of Common Stock outstanding as of April 14, 2015 and the number of options of the beneficial owner that are exercisable on or before June 14, 2015.

(c)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 salary and is entitled to 44,394,324 unregistered shares of Company common stock which is not included in the number of shares beneficially owned since they have not been issued yet.

(d)	Mr. Chang is a former director of the Company, President of VIASPACE Green Energy Inc. and CEO of IPA BVI and IPA China, all former subsidiaries of the Company. Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC and the Chang Family Foundation. Shares shown do not include those owned by Mr. Chang’s adult children.

(e)	Inter Pacific Arts Corporation is a former subsidiary of the Company and is controlled by former director Mr. Chang.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2014.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	97,407,691	$0.012	870,002
Equity compensation plans not approved by security holders	–	–	–
Total	97,407,691	$0.012	870,002

Our current stock option plans (the “Plans”) are explained in detail in the footnotes to the accompanying financial statements and provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to the Company’s employees, officers, directors or consultants.

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2014.

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

Due to Dr. Carl Kukkonen

The Company has a payable of $640,000 at December 31, 2014 and December 31, 2013 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 50% discount. In connection with the separation from VGE, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From January 1, 2014 through December 31, 2014, Dr. Schewe made loans of $265,000 to the Company. The Company recorded a discount on the loans of $137,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2014, Dr. Schewe converted loans totaling $265,000 into 42,824,762 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of December 31, 2014, the Company had remaining availability under the note of $393,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2014	2013
Audit Fees – Hein & Associates LLP	$35,200	$59,900
Other Fees	–	–
	$35,200	$59,900

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).
3.3 (i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.4 (i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.5 (i)	Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.9 (i)	Amendment to Articles of Incorporation dated December 31, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).
10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).
10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).
10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).
10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).
10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
10.5	2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).
10.6	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).
10.7	Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).
10.8	Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 27, 2008).
10.9	Amendment to Securities Purchase Agreement dated June 22, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 26, 2009).
10.10	Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 25, 2009).

Exhibit Number	Description of Exhibit
10.11	Amendment No. 3 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 16, 2009).
10.12	Amendment No. 4 to Securities Purchase Agreement dated November 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 23, 2009).
10.13	Amendment No. 5 to Securities Purchase Agreement dated November 25, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2009).
10.14	Amendment No. 6 to Securities Purchase Agreement dated December 18, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2009).
10.15	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 20, 2010).
10.16	Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).
10.17	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).
10.18	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).
10.19	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.20	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
10.20A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).
10.21	Recapitalization Agreement dated September 30, 2012 by and among the Registrant, VIASPACE Green Energy Inc. (“VGE”), Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012).
10.22	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Registrant and VGE (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).
10.23	Loan Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).
10.24	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).
10.24A	Amendment to Form of Secured Convertible Note dated October 28, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 31, 2014).
10.25	Security Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).
10.26	Mutual Limited Release dated September 30, 2012 by and among the Registrant, VGE, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated by reference to Exhibit 10.06 of the Company’s Form 8-K filed October 5, 2012).
10.27	Lock-up Agreement dated September 30, 2012 by and among VIASPACE and the other parties listed therein (incorporated by reference to Exhibit 10.07 of the Company’s Form 8-K filed October 5, 2012).
10.28	Kukkonen Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2012).
10.28A	Kukkonen Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2013).
10.28B	Kukkonen Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).
10.29	Muzi Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.29A	Muzi Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2013).
10.29B	Muzi Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 31, 2014).
10.30	Kukkonen, Muzi and Galiteva Lock Up Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.31	Senior Secured Convertible Promissory Note dated October 23, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2012).
10.32	Senior Secured Convertible Promissory Note dated November 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2012).
10.33	Senior Secured Convertible Promissory Note dated December 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 31, 2012).

Exhibit Number	Description of Exhibit
10.34	Senior Secured Convertible Promissory Note dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2013).
10.35	Senior Secured Convertible Promissory Note dated February 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 25, 2013).
10.36	Senior Secured Convertible Promissory Note dated March 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2013).
10.37	Senior Secured Convertible Promissory Note dated April 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 30, 2013).
10.38	Senior Secured Convertible Promissory Note dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2013).
10.39	Senior Secured Convertible Promissory Note dated June 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2013).
10.40	Senior Secured Convertible Promissory Note dated July 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2013).
10.41	Senior Secured Convertible Promissory Note dated August 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 29, 2013).
10.42	Senior Secured Convertible Promissory Note dated September 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 26, 2013).
10.43	Senior Secured Convertible Promissory Note dated October 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 28, 2013).
10.44	Senior Secured Convertible Promissory Note dated January 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2014).
10.45	Senior Secured Convertible Promissory Note dated February 26, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 27, 2014).
10.46	Senior Secured Convertible Promissory Note dated March 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 19, 2014).
10.47	Senior Secured Convertible Promissory Note dated April 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 24, 2014).
10.48	Senior Secured Convertible Promissory Note dated May 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 22, 2014).
10.49	Senior Secured Convertible Promissory Note dated June 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 20, 2014).
10.50	Senior Secured Convertible Promissory Note dated July 18, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 18, 2014).
10.51	Senior Secured Convertible Promissory Note dated August 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2014).
10.52	Senior Secured Convertible Promissory Note dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 23, 2014).
10.53	Senior Secured Convertible Promissory Note dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).
10.54	Senior Secured Convertible Promissory Note dated November 6, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2014).
10.55	Senior Secured Convertible Promissory Note dated December 9, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 9, 2014).
14.1	VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).
21	* List of subsidiaries of Company.
23.1	* Consent of Hein & Associates LLP dated April 14, 2015.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	* XBRL Instance Document
101.SCH	* XBRL Schema Document
101.CAL	* XBRL Calculation Linkbase Document
101.DEF	* XBRL Definition Linkbase Document
101.LAB	* XBRL Label Linkbase Document
101.PRE	* XBRL Presentation Linkbase Document

__________

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2015.

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

SIGNATURE	TITLE	DATE

/s/ CARL KUKKONEN	Chief Executive Officer	April 14, 2015
Carl Kukkonen	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	April 14, 2015
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ ANGELINA GALITEVA	Director	April 14, 2015
Angelina Galiteva

/s/ KEVIN L. SCHEWE	Director	April 14, 2015
Kevin L. Schewe

/s/ KHURRAM IRSHAD	Director	April 14, 2015
Khurram Irshad

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

VIASPACE Inc.

We have audited the accompanying balance sheets of VIASPACE Inc. as of December 31, 2014 and 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations, resulting in an accumulated deficit of $50,241,000. The Company expects such losses to continue.  In addition, the Company has limited working capital. These facts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California

April 14, 2015

VIASPACE INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and equivalents	$13,000	$6,000
Prepaid expenses	250,000	233,000
TOTAL CURRENT ASSETS	263,000	239,000

FIXED ASSETS, NET	–	1,000

OTHER ASSETS:
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	1,000

TOTAL ASSETS	$264,000	$241,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$58,000	$32,000
Accrued expenses	65,000	60,000
Unearned revenue	65,000	37,000
Related party payables	640,000	680,000
TOTAL CURRENT LIABILITIES	828,000	809,000

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2014 and 2013	–	–
Common stock, $0.001 par value, 1,800,000,000 shares authorized, 1,562,431,607 and 1,489,332,999 shares issued and outstanding in 2014 and 2013, respectively	1,562,000	1,489,000
Additional paid in capital	48,115,000	47,432,000
Accumulated deficit	(50,241,000)	(49,489,000)
Total shareholders’ deficit	(564,000)	(568,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$264,000	$241,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014		2013

REVENUES		$153,000		$105,000
COST OF REVENUES		46,000		31,000
GROSS PROFIT		107,000		74,000

OPERATING EXPENSES
Operations		57,000		29,000
Selling, general and administrative		669,000		679,000
Total operating expenses		726,000		708,000
LOSS FROM OPERATIONS		(619,000)		(634,000)

OTHER EXPENSE
Interest expense		(138,000)		(65,000)
Other income		5,000		–
Total other expense		(133,000)		(65,000)

LOSS BEFORE INCOME TAXES		(752,000)		(699,000)
Income taxes		–		–
NET LOSS		$(752,000)		$(699,000)

LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted		1,520,187,700		1,466,620,587

__________

* Less than $0.01 per common share.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCE, JANUARY 1, 2013	1,433,366,223	$1,433,000	$46,790,000	$(48,790,000)	$(567,000)

Shares issued for consulting services, net of shares cancelled	35,685,445	36,000	370,000		406,000
Beneficial conversion feature of convertible debt			65,000		65,000
Stock issued upon conversion of note payable	20,281,331	20,000	187,000		207,000
Non cash compensation related to stock options			20,000		20,000
Net loss				(699,000)	(699,000)
BALANCE, DECEMBER 31, 2013	1,489,332,999	$1,489,000	$47,432,000	$(49,489,000)	$(568,000)

Shares issued for consulting services	30,273,846	30,000	263,000		293,000
Beneficial conversion feature of convertible debt			137,000		137,000
Stock issued upon conversion of note payable	42,824,762	43,000	222,000		265,000
Non cash compensation related to stock options			61,000		61,000
Net loss				(752,000)	(752,000)
BALANCE, DECEMBER 31, 2014	1,562,431,607	$1,562,000	$48,115,000	$(50,241,000)	$(564,000)

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(752,000)	$(699,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	61,000	20,000
Stock issued for consulting expense	293,000	406,000
Amortization of debt discount	137,000	65,000
Decrease (increase) in:
Prepaid expenses	69,000	59,000
Increase (decrease) in:
Accounts payable	26,000	(42,000)
Accrued expenses and other	9,000	(3,000)
Unearned revenue	29,000	(29,000)
Related party payables	(40,000)	–
Net cash used in operating activities	(168,000)	(223,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of fixed assets	–	(1,000)
Net cash used in investing activities	–	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	265,000	207,000
Payments on financed insurance	(90,000)	(27,000)
Net cash provided by financing activities	175,000	180,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	7,000	(44,000)
CASH AND EQUIVALENTS, Beginning of year	6,000	50,000
CASH AND EQUIVALENTS, End of year	$13,000	$6,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2013:

•	The Company issued 34,000,000 shares of the Company’s common stock for future services valued at $417,800. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $65,000 as a result of a beneficial conversion feature.
•	During 2013, Dr Schewe converted loans of $207,000 to equity.
•	The Company issued 3,125,000 shares of the Company’s common stock as payment of $35,000 in accounts payable.
•	The Company cancelled 1,672,241 shares of the Company’s common stock valued at $50,000 that were issued to a vendor who later returned the shares when services were not performed.
•	The Company financed its annual director and officer insurance premium in the amount of $68,223.

Supplemental Disclosure of Non-Cash Activities for 2014:

•	The Company issued 30,000,000 shares of the Company’s common stock for future services valued at $290,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $137,000 as a result of a beneficial conversion feature. During 2014, Dr. Schewe converted loans of $265,000 to equity.
•	The Company financed its annual director and officer insurance premium in the amount of $86,416.

 The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $50,241,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 4, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. As of December 31, 2014, the Company had remaining availability under the note of $393,000. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The accompanying audited financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications were made to the December 31, 2013 financial statements to conform to the December 31, 2014 financial statement presentation.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 or 2013.

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

Revenue Recognition – The Company has two revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control, and 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant. During 2014 and 2013, the Company has not recognized revenues under either of these revenue models.

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

For the year ending December 31, 2014 and 2013, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

Major Customers – A relatively small number of customers account for a significant percentage of the Company’s sales. Five customers represented 87% of revenues for the year ending December 31, 2014.

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

Research and Development – The Company did not record any research and development activities in 2014 or 2013. If we do in the future, it will be expensed as incurred.

Joint Venture - The Company entered into a joint venture with Corporacion Agricola, S.A. (“Agricorp”), a Nicaragua company, and formed Energia Reino Verde, S.A. (“ERV”) on January 30, 2014. The Company was granted an equity interest of 50% of outstanding shares of ERV for $0 on December 9, 2014. At December 31, 2014, the net assets of ERV were immaterial. The Company has accounted for their investment under the equity method and at December 31, 2014, the investment was recorded at $0. Future plans are that ERV will own and operate a 12 MW biomass power plant that will be co-located with the 834 hectare (2,060 acre) Giant King® Grass plantation project in Nicaragua.

Recent Accounting Standards - In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Our adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our results of operations or financial position.

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

Subsequent Events – Management evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued for either disclosure or adjustment to the financial results. The Company has evaluated subsequent events up through the date of the filing of this report with the Securities and Exchange Commission. See Note 10.

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for future services to be provided to the Company. At December 31, 2014 and December 31, 2013, the total remaining value of these agreements was $182,000 in both years, which is included in prepaid expenses in the accompanying balance sheets. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2014, the Company issued 30,000,000 unregistered shares of the Company’s common stock with a value of $290,000 in advance of the payments made by the provider. As of December 31, 2014 and December 31, 2013, included in prepaid expenses for this third party provider is $182,000 and $114,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. Other prepaid expenses (stock related) were zero and $68,000 as of December 31, 2014 and December 31, 2013, respectively. For the year ended December 31, 2014 and 2013, the Company recorded $293,000 and $406,000, respectively, of stock related expenses.

Other prepaid expenses (non stock related) were $68,000 and $91,000 at December 31, 2014 and December 31, 2013, respectively.

NOTE 3 – STOCK OPTIONS, WARRANTS AND ISSUED STOCKS

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

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date. The term of the options granted under the Plan cannot be greater than 10 years. Options to employees and directors generally vest over two years but the actual length of the vesting term is determined by the BOD. At December 31, 2014, there were 870,002 shares available for future grant.

During 2014, the Company granted 24,000,000 stock options to directors and employees to purchase common shares. During 2014, zero stock options were cancelled due to employees, directors or consultants terminating employment or service with the Company.

FASB ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method. FASB ASC Topic requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Statements of Operations.

The Company adopted the detailed method provided in FASB ASC Topic for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding upon the adoption of FASB ASC Topic.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. For stock options issued to employees, director and consultants for 2014 and 2013, the fair value was estimated at the date of grant using the following range of assumptions:

	2014	2013
Risk free interest rate	1.97%	2.00% - 2.06%
Dividends	0%	0%
Volatility factor	132.99%	134.81% - 138.17%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0%	0%

Employee and Director Option Grants

The following table summarizes activity for employees and directors in the Company’s Plan at December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	73,408,000	$0.0132
Granted	24,000,000	0.0085
Exercised	–	–
Forfeited	–	–
Outstanding at December 31, 2014	97,408,000	$0.0120	6.86	$122,000
Exercisable at December 31, 2014	70,408,000	$0.0132	5.77	$110,000

The weighted-average grant date fair value of stock options granted during 2014 and 2013 was $0.0085 and $0.0135 per share, respectively. The Plan recorded $61,000 and $20,000 of compensation expense for employee and director stock options for the years ending December 31, 2014 and 2013, respectively. At December 31, 2014, there was $205,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and 10 months. For the years ending December 31, 2014 and 2013, the fair value of options vested for employees and directors was $634,000 and $875,000, respectively. There were no options exercised during 2014.

During 2014, the Company issued 273,846 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at $2,880 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

NOTE 4 – SHORT-TERM AND LONG-TERM DEBT

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 50% discount. In connection with the separation from VGE, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From January 1, 2014 through December 31, 2014, Dr. Schewe made loans of $265,000 to the Company. The Company recorded a discount on the loans of $137,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2014, Dr. Schewe converted loans totaling $265,000 into 42,824,762 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of December 31, 2014, the Company had remaining availability under the note of $393,000.

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

NOTE 5 – SHAREHOLDERS’ DEFICIT

Preferred Stock

At December 31, 2014 and 2013, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.001.

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

At December 31, 2014 and December 31, 2013, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of December 31, 2014, the number of authorized shares of the Company’s common stock was 1,800,000,000. The par value of the common stock is $0.001. Common shareholders are entitled to one vote for each share held on all matters voted on by shareholders.

As of December 31, 2013, there were 1,489,332,999 shares of common stock outstanding. During 2014, the Company issued 30,273,846 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $293,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. During 2014, the Company issued 42,824,762 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 4. As of December 31, 2014, there were 1,562,431,607 shares of common stock outstanding.

NOTE 6 – INCOME TAX

The Company did not record a provision for income taxes for 2014 or 2013 as a result of operating losses. The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. The valuation allowance decreased by approximately $5,140,000 for the year ended December 31, 2013 and increased by $260,000 for the year ended December 31, 2014. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The Company has Federal net operating loss carryovers of approximately $19,457,000 available at December 31, 2014 and State net operating loss carryovers of approximately $19,355,942 available at December 31, 2014. The federal and California net operating losses will begin to expire in 2023 and 2015, respectively. Additionally, the Company has capital loss carryforwards of approximately $13,231,000 available at December 31, 2014, which expire through 2018. Due to the uncertainty surrounding the realization of the capital loss carryforwards in future tax returns, the tax effect of the capital loss carryforwards is not recognized in the income tax provision.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2014 and 2013, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2014.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2014 and 2013. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2011 - 2013
California	2011 - 2013

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2014 and 2013:

	2014		2013
U.S Statutory rates	34.0%		34.0%
State taxes, net of Federal benefit	5.6%		5.8%
Permanent differences	(1.2%	)	(0.1%	)
Change in Valuation allowance	(38.4%	)	(39.7%	)
Other	–		–
Effective income tax rate	0.0%		0.0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013:

	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$7,746,000	$7,499,000
Stock compensation expense	4,015,000	4,002,000
Total Deferred Tax Assets	11,761,000	11,501,000
Less: Valuation allowance	(11,761,000)	(11,501,000)
Net Deferred Tax Assets	$–	$–

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2014 and 2013 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2014	2013
Stock Options	97,408,000	73,408,000

The following table sets forth the computation of basic and diluted net loss per share for 2014 and 2013, respectively:

	2014		2013
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(752,000)		$(699,000)
Denominator:
Weighted average shares of common stock outstanding		1,520,187,700		1,466,620,587

Net loss per share of common stock, basic and diluted	$	*	$	*

__________

*  Less than $0.01

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at December 31, 2014 and December 31, 2013 are Related Party Payables. The Company has a payable of $640,000 and $680,000, respectively, at December 31, 2014 and December 31, 2013. Included in the amount at December 31, 2014 and 2013 is $640,000 owed to Dr. Kukkonen, CEO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

NOTE 9 – OTHER COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the year ended December 31, 2014 and December 31, 2013, was $16,000 and $10,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the years ending December 31, 2014 and 2013, the Company received $182,000 and $71,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $153,000 and $105,000 for the years ending December 31, 2014 and 2013, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On January 13, 2015, the Company issued 10,000,000 unregistered shares of common stock to a consultant for prepaid services to be provided to the Company. These share issuances were recorded at $90,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

On January 21, 2015, Kevin Schewe, advanced an additional $35,000 pursuant to the convertible loan agreement and immediately converted the $35,000 loan into 7,608,696 shares of Company common stock at a conversion price of $0.0046 per common share.

On February 19, 2015, Kevin Schewe, advanced an additional $40,000 pursuant to the convertible loan agreement and immediately converted the $40,000 loan into 9,523,810 shares of Company common stock at a conversion price of $0.0042 per common share.

On March 25, 2015, Kevin Schewe, advanced an additional $30,000 pursuant to the convertible loan agreement and immediately converted the $30,000 loan into 7,692,308 shares of Company common stock at a conversion price of $0.0039 per common share. Following this issuance, the Company had remaining availability under the note of $288,000.

