Form 10-Q
period 2015-06-30
VIASPACE Inc.
filed 2015-08-19
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,697,263,863 shares of $0.001 par value common stock issued and outstanding as of August 19, 2015.

1

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash and equivalents	$25,000	$13,000
Prepaid expenses	288,000	250,000
TOTAL CURRENT ASSETS	313,000	263,000

OTHER ASSETS:
Investment in Almaden Energy Group	84,000	–
Other assets	1,000	1,000
TOTAL OTHER ASSETS	85,000	1,000

TOTAL ASSETS	$398,000	$264,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,000	$58,000
Accrued expenses	32,000	65,000
Unearned revenue	100,000	65,000
Related party payables	640,000	640,000
TOTAL CURRENT LIABILITIES	816,000	828,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2015 and 2014, respectively	―	―
Common stock, $0.001 par value, 1,800,000,000 shares authorized, 1,659,339,307 and 1,562,431,607 shares issued and outstanding in 2015 and 2014, respectively	1,659,000	1,562,000
Additional paid in capital	48,686,000	48,115,000
Accumulated deficit	(50,763,000)	(50,241,000)
Total stockholders’ deficit	(418,000)	(564,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$398,000	$264,000

* Amounts derived from audited financial statements for the year ended December 31, 2014

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
REVENUES		$8,000		$46,000		$23,000		$70,000
COST OF REVENUES		12,000		12,000		19,000		20,000
GROSS PROFIT		(4,000)		34,000		4,000		50,000

OPERATING EXPENSES
Operations		31,000		21,000		41,000		31,000
Selling, general and administrative		251,000		159,000		428,000		351,000
Total operating expenses		282,000		180,000		469,000		382,000
LOSS FROM OPERATIONS		(286,000)		(146,000)		(465,000)		(332,000)

OTHER INCOME (EXPENSE)
Interest expense		(48,000)		(11,000)		(140,000)		(25,000)
Other income		84,000		–		84,000
Total other income (expense)		36,000		(11,000)		(56,000)		(25,000)

LOSS BEFORE INCOME TAXES		(250,000)		(157,000)		(521,000)		(357,000)
INCOME TAXES		–		–		–		–

NET LOSS		$(250,000)		$(157,000)		$(521,000)		$(357,000)

LOSS PER SHARE OF COMMON STOCK -- Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING -- Basic and diluted		1,637,761,125		1,507,132,326		1,610,043,085		1,503,907,859

*   Less than $0.01 per common share.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(521,000)	$(357,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	92,000	25,000
Stock issued for consulting expense	71,000	154,000
Amortization of debt discount	140,000	26,000
Gain on minority investment in Almadan Energy Group	(84,000)	–
(Increase) decrease in:
Prepaid expenses	54,000	40,000
Increase (decrease) in:
Accounts payable	(14,000)	33,000
Accrued expenses and other	9,000	4,000
Unearned revenue	35,000	32,000
Net cash used in operating activities	(218,000)	(43,000)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	173,000	102,000
Investment to purchase stock	100,000	–
Payments on financed insurance	(43,000)	(41,000)
Net cash provided by financing activities	230,000	61,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,000	18,000
CASH AND CASH EQUIVALENTS, Beginning of period	13,000	6,000
CASH AND CASH EQUIVALENTS, End of period	$25,000	$24,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2014:

•	The Company issued 10,000,000 shares of the Company’s common stock for future services valued at $120,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $26,000 as a result of a beneficial conversion feature. During 2014, Dr Schewe converted loans of $102,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2015:

•	The Company issued 20,000,000 shares of the Company’s common stock for future services valued at $161,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $140,000 as a result of a beneficial conversion feature. During 2015, Dr. Schewe converted loans of $173,000 to equity.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015 (Unaudited) and December 31, 2014 (Audited)

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $50,763,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2015, the Company issued 20,000,000 unregistered shares of the Company’s common stock with a value of $161,000 in advance of the payments made by the provider. As of June 30, 2015 and December 31, 2014, included in prepaid expenses for this third party provider is $273,000 and $182,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the three months ended June 30, 2015 and 2014, the Company recorded $52,000 and $70,000, respectively, of stock related expenses. For the six months ended June 30, 2015 and 2014, the Company recorded $71,000 and $154,000, respectively, of stock related expenses, net.

Other prepaid expenses (non stock related) were $15,000 and $68,000 at June 30, 2015 and December 31, 2014, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company accounts for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied. Dividends are recognized in income when declared and totaled $0 for the three and six months ended June 30, 2015. The carrying value of the investment is $84,000 as of June 30, 2015. See Note 8 for additional related party transactions with AEG.

NOTE 4 – STOCK OPTIONS, WARRANTS AND ISSUED STOCK

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. During 2015, 7,072,000 stock options have been issued to Dr. Kukkonen, CTO, of the Company.

The following table summarizes activity for employees and directors in the Company’s Plan at June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	97,408,000	$0.0120
Granted	7,072,000	0.0040
Exercised	―	―
Forfeited	―	―
Outstanding at June 30, 2015	104,480,000	$0.0115	6.61	$9,000
Exercisable at June 30, 2015	84,980,000	$0.0121	6.00	$9,000

Stock options totaling 7,072,000 were granted during 2015. The Plan recorded $92,000 of compensation expense for employees and director stock options in 2015. At June 30, 2015, there was $138,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year. At June 30, 2015, the fair value of options vested for employees and directors was $280,000. There were no options exercised during 2015.

During 2015, the Company issued 248,152 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at $1,920 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

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

From January 1, 2015 through June 30, 2015, Dr. Schewe made loans of $173,000 to the Company. The Company recorded a discount on the loans of $140,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2015, Dr. Schewe converted loans totaling $173,000 into 48,088,120 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of June 30, 2015, the Company had remaining availability under the note of $220,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

During 2015, the Company issued 20,248,152 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $163,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. As of June 30, 2015, there were 1,659,339,307 shares of common stock outstanding.

On April 14, 2015, the Company entered into separate Subscription Agreements with Mr. Haris Basit and Mr. Asad Cochinwala in which each party agreed to purchase 14,285,714 shares of common stock at a purchase price of $0.0035 per share for $50,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. The Company received $50,000 from Mr. Basit and $50,000 from Mr. Cochinwala on April 14, 2015. Mr. Basit became CEO and director of the Company on July 10, 2015. Mr Basit is also the CEO of Almaden Energy Group (“AEG”), a customer of the Company as discussed in Note 8. Mr. Cochinwala is CFO of AEG.

The Company issued 48,088,120 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

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

The following table sets forth common stock equivalents (potential common stock) at June 30, 2015 and 2014 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	June 30, 2015	June 30, 2014
Stock Options	104,480,000	73,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(250,000)		$(157,000)		$(521,000)		$(357,000)
Denominator:
Weighted average shares of common stock outstanding		1,637,761,125		1,507,132,326		1,610,043,085		1,503,907,859
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

*  Less than $0.01

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at June 30, 2015 and December 31, 2014 are Related Party Payables. The Company has a payable of $640,000, at December 31, 2014 and December 31, 2013 owed to Dr. Carl Kukkonen. On July 10, 2015, Dr. Kukkonen’s title changed from CEO to Chief Technology Office (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 5.

On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass supply contract with Winergy Pakistan Private Limited (“Winergy”), a company incorporated and existing under the laws of Pakistan. Mr. Khurram Irshad, a director of the Company, is a director and shareholder of Winergy. Winergy was also appointed the exclusive representative of the Company in Pakistan. Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan. Winergy will operate and pay the expenses for a Giant King Grass propagation nursery and test plot in Pakistan. Winergy paid a one-time fee of $5,000 to the Company upon the signing of the contract. The Company expects to receive additional license fees in the future from Winergy when they are able to secure relationships with customers who will use the Company's Giant King Grass in their particular application. No revenues were received from Winergy in 2015.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. AEG will provide funding to the Company in return for the Company providing seedlings and technical support and training to establish the initial 25 acres plantation in Imperial County, CA. This initial 25 acre test plantation has not been established yet.

As part of the supply contract, the Company was issued 25% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. As part of the Company’s agreement with director Khurram Irshad, the Company is required to issue 25% of its equity ownership interest in AEG to Mr. Irshad. After this transfer is completed, the Company will own 18.75% of AEG. The Company expects this transfer to Mr. Irshad to be completed in the third quarter of 2015. At June 30, 2015, the Company recorded $84,375 as an Investment in AEG on its Balance Sheet representing the fair value estimate of the Company’s minority interest in AEG. We also recorded other income in the Company’s Statement of Operations for this same amount.

As discussed in Note 6, on April 14, 2015, two principals of AEG invested $100,000 to purchase unregistered shares of the Company’s common stock. One of these investors, Mr. Haris Basit, became CEO and director of the Company on July 10, 2015 and is also the CEO of AEG. The other investor was Asad Cochinwala who is CFO of AEG. In total, 28,571,428 common shares of the Company are owned by the founding partners of AEG, Mr. Basit and Mr. Cochinwala.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the three and six months ended June 30, 2014 was $4,000 and $6,000, respectively. Rent expense charged to operations for three and six months ended June 30, 2015 was $3,000 and $7,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the three and six months ended June 30, 2015, the Company received $58,000 and $58,000, respectively, in payments under these collaborative agreements. During the three and six months ended June 30, 2014, the Company received zero and $103,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $8,000 and $46,000 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized revenue from these collaborative agreements of $23,000 and $70,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Employment Agreements

Effective October 1, 2014, the Company entered into one-year employment agreements with Dr. Carl Kukkonen and Mr. Stephen Muzi. On July 10, 2015, Dr. Kukkonen’s title changed from CEO to Chief Technology Office (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen was to receive a salary of $169,744 per annum and Mr. Muzi would receive $63,654 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

On June 22, 2015, the Company and Dr. Kukkonen entered into an amendment to his employment agreement whereby his monthly salary for the remaining term of his employment agreement, from June 1, 2015 through September 30, 2015, will be based on an annual salary of $84,772 per annum instead of $169,744 per annum. Additionally, Dr. Kukkonen received $28,291 worth of stock options to be issued at fair market value.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – SUBSEQUENT EVENTS

On July 10, 2015, Dr. Carl Kukkonen changed from being CEO of the Company to Chief Technology Officer (CTO) of the Company. Dr. Kukkonen remained a director of the Company. Additionally, effective July 10, 2015, the Board of Directors appointed Mr. Haris Basit to serve as CEO and director. The Company also entered into two year employment agreement with Mr. Basit whereby he will receive $120,000 per annum and be entitled to a bonus as determined by the Company’s Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit is to receive 20 business days paid leave per year.

On July 10, 2015, the Company agreed to issue Mr. Basit 25,000,000 stock options to be issued as of July 10, 2015 at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, the Company agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan.

On July 14, 2015, Kevin Schewe, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 11,111,111 shares of Company common stock at a conversion price of $0.0018 per common share.

On July 28, 2015, Kevin Schewe, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 11,764,706 shares of Company common stock at a conversion price of $0.0017 per common share.

On July 31, 2015, the Company entered into a Subscription Agreement with Mr. Lajpat Rai to purchase 14,705,882 shares of common stock at a purchase price of $0.0017 per share for $25,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment.

On August 5, 2015, the Company amended the Corporation’s Articles of Incorporation to increase the authorized number of shares of capital stock from 1,810,000,000 to 3,910,000,000 and the authorized number of shares of common stock from 1,800,000,000 to 3,900,000,000. Additionally, on August 5, 2015, the Company established a 2015 Stock Incentive Plan reserving 800,000,000 shares of common stock for issuance.

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

For the three months ended June 30, 2015 and 2014, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to June 30, 2014

Revenues

Revenues were $8,000 and $46,000 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $38,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $12,000 in each of the three months ended June 30, 2015 and 2014. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2015 compared to the same period in 2014 was a decrease in gross profit from a gross profit of $34,000 for the three months ended June 30, 2014 to negative gross profit of $4,000 for the three months ended June 30, 2015.

Operations Expenses

Operations expenses were $31,000 and $21,000 for the three months ended June 30, 2015 and June 30, 2014, an increase of $10,000. Labor was higher in 2015 by $4,000 as the Company incurred more costs to harvest and cut its Giant King Grass test plot in San Diego County. Supplies and laboratory costs were higher by $4,000 in 2015 as the Company purchased more supplies and had performed more laboratory testing of its Giant King Grass. Travel related costs to San Diego County increased by $2,000 in 2015 as compared to 2014 due to more visits to the test plot. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $251,000 and $159,000 for the three months ended June 30, 2015 and 2014, respectively, an increase of $92,000. Stock option compensation expense increased $46,000 in 2015 as compared with 2014 due to new stock option grants in the fourth quarter of 2014. Accounting fees increased $17,000 in 2015 as compared with 2014 due to the timing of audit invoices received in 2015 versus 2014. Overall audit costs remained the same in 2015 compared with 2014. Legal fees increased $9,000 in 2015 as the Company incurred more legal costs to review agreements. Consulting fees increased $38,000 in 2015 as the Company hired a consultant to assist management and the board of directors in corporate planning. Public relations expenses decreased $34,000 in 2015 as compared with 2014 as the Company incurred reduced investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $6,000 in 2015 as compared with the same period in 2014 due to a higher premium. Travel costs increased $6,000 in 2015 as compared with the same period of 2014, due to additional travel associated with conferences and new business travel costs. Royalty expense owed to VIASPACE Green Energy Inc increased $5,000 in 2015 as the Company incurred Giant King Grass royalty fees. Other selling, general and administrative expenses, net, decreased $1,000 for the three months ended June 30, 2015 compared with the same period in 2014.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2015. For the three months ended June 30, 2015, the Company had a loss from operations of $286,000 compared with a loss from operations of $146,000 for the three months ended June 30, 2014, an increase of $140,000.

Interest Expense

Interest expense was $48,000 and $11,000 for the three months ended June 30, 2015 and 2014, respectively, an increase of $37,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2015 as compared to 2014, when loans he provided to the Company were converted to common stock.

Other Income

The Company recorded other income of $84,000 for the three months ended June 30, 2015, comprised of a gain on minority interest in Almaden Energy Group (“AEG”). The fair value of the Company’s minority interest in AEG exceeded its carrying value which resulted in the Company recording other income.

Six Months Ended June 30, 2015 Compared to June 30, 2014

Revenues

Revenues were $23,000 and $70,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $47,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed.

Cost of Revenues

Costs of revenues were $19,000 and $20,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $1,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2015 compared to the same period in 2014 was a decrease in gross profit from a gross profit of $50,000 for the six months ended June 30, 2014 to gross profit of $4,000 for the six months ended June 30, 2015.

Operations Expenses

Operations expenses were $41,000 and $31,000 for the six months ended June 30, 2015 and June 30, 2014, an increase of $10,000. Labor was higher in 2015 by $5,000 as the Company incurred more costs to harvest and cut its Giant King Grass test plot in San Diego County. Supplies and laboratory costs were higher by $3,000 in 2015 as the Company purchased more supplies and had performed more laboratory testing of its Giant King Grass. Travel related costs to San Diego County increased by $1,000 in 2015 as compared to 2014 due to more visits to the test plot. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $428,000 and $351,000 for the six months ended June 30, 2015 and 2014, respectively, an increase of $77,000. Stock option compensation expense increased $67,000 in 2015 as compared with 2014 due to new stock option grants in the fourth quarter of 2014. Accounting fees increased $12,000 in 2015 as compared with 2014 due to the timing of audit invoices received in 2015 versus 2014. Overall audit costs remained the same in 2015 compared with 2014. Legal fees increased $7,000 in 2015 as the Company incurred more legal costs to review agreements. Consulting fees increased $34,000 in 2015 as the Company hired a consultant to assist management and the board of directors in corporate planning. Public relations expenses decreased $68,000 in 2015 as compared with 2014 as the Company incurred reduced investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $11,000 in 2015 as compared with the same period in 2014 due to a higher premium. Travel costs increased $12,000 in 2015 as compared with the same period of 2014, due to additional travel associated with conferences and new business travel costs. Royalty expense owed to VIASPACE Green Energy Inc increased $5,000 in 2015 as the Company incurred Giant King Grass royalty fees. Other selling, general and administrative expenses, net, decreased $3,000 for the six months ended June 30, 2015 compared with the same period in 2014.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2015. For the six months ended June 30, 2015, the Company had a loss from operations of $465,000 compared with a loss from operations of $332,000 for the three months ended June 30, 2014, an increase of $133,000.

Interest Expense

Interest expense was $140,000 and $25,000 for the six months ended June 30, 2015 and 2014, respectively, an increase of $115,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2015 as compared to 2014, when loans he provided to the Company were converted to common stock.

Other Income

The Company recorded other income of $84,000 for the six months ended June 30, 2015, comprised of a gain on minority interest in AEG. The fair value of the Company’s minority interest in AEG exceeded its carrying value which resulted in the Company recording other income.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2015 was $521,000. Non-cash expenses totaled $387,000 for the six months ended June 30, 2015 primarily due to stock options expense, stock compensation expense, amortization of debt discount and gain on minority interest. Changes in operating assets and liabilities provided $84,000 of cash in 2014. Net cash used by operating activities for operations was $218,000 for the six months ended June 30, 2015.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $50,763,000 at June 30, 2015. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company received $173,000 from Kevin Schewe related to this Loan Agreement for the six months ended June 30, 2015. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. During 2015, we have recently received capital through sales of unregistered shares of common stock to third party investors. Without proceeds from additional equity financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of August 14, 2015, the Company had remaining availability under the note of $180,000. The Company anticipates that it will enter into a new note with Dr. Schewe after the conclusion of the current note, but negotiations have not been concluded yet. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements as detailed below.

Employment Agreements

Effective October 1, 2014, the Company entered into one-year employment agreements with Dr. Carl Kukkonen and Mr. Stephen Muzi. On July 10, 2015, Dr. Kukkonen’s title changed from CEO to Chief Technology Office (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen was to receive a salary of $169,744 per annum and Mr. Muzi would receive $63,654 per annum. Each of them would also be entitled to a bonus as determined by the Company’s Board of Directors, customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave.

On June 22, 2015, the Company and Dr. Kukkonen entered into an amendment to his employment agreement whereby his monthly salary for the remaining term of his employment agreement, from June 1, 2015 through September 30, 2015, will be based on an annual salary of $84,772 per annum instead of $169,744 per annum. Additionally, Dr. Kukkonen will receive $28,291 worth of stock options to be issued at fair market value.

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

For the period ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2015.

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

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as set forth below:

Risks Related to our Grass Business

Our grass business may have grown, tested and sold multiple grass varieties

On September 30, 2012, VIASPACE and Viaspace Green Energy (VGE) entered into a Supply, License and Commercialization Agreement ("License Agreement") pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass (GKG) everywhere in the world other than China and Taiwan. VGE would also supply GKG grass and seedlings to VIASPACE. The license agreement describes GKG as a high-yield, non-genetically modified, natural hybrid grass that VGE received and licensed from IPA China, its wholly-owned subsidiary. In turn, we understand that IPA China had entered into an agreement with China Gate Technology Co. Ltd., a Brunei corporation, whereby IPA China purchased seedlings of GKG and other grasses from China Gate and the parties agreed to assist each other in growing, developing and commercializing GKG on or about October 20, 2008.

After recent testing, we discovered that some of the grass and the grass seedlings supplied to us from VGE may constitute varieties of grass that may not be defined in our License Agreement. Instead, in addition to the defined variety, VGE may also have supplied us with two other grasses which are similar in appearance and function to GKG (as defined in our license), but were genetically different grasses. We have been informed that these additional grass varieties were licensed to IPA China by China Gate, but IPA China has not explicitly licensed such grass to VGE or VIASPACE. These grasses are very similar in appearance and growth characteristics. We are actively investigating the genetics, propagation and performance differences between these different grasses.

Depending on the results of this ongoing analysis, we believe that VIASPACE may need to revise its License Agreement with VGE and IPA China to include multiple grasses or otherwise explore ways to use the grasses and seedlings we have been supplied.  We are in discussions with VGE and IPA China to address the potential License Agreement issues of the multiple grasses and the circumstances and consequences to all parties as we may have been supplied multiple grasses and it is unclear whether they are covered by the License Agreement. We hope to clarify the License Agreement to provide that all grass varieties are covered. We are subject to the risk that we will not reach agreement to revise the license agreement with VGE and IPA China. This could materially and adversely affect our business and results of operations. We could expend significant resources to develop an alternative grass license and IP mechanism and still not be assured that our grass business would survive.

Risks Related To An Investment In Our Stock

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the six months ended June 30, 2015 and the year ended December 31, 2014 was $521,000 and $752,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues for our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,659,339,307 were issued and outstanding as of June 30, 2015. Of these issued and outstanding shares, 721,636,645 shares (43.5%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Khurram Irshad, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at June 30, 2015, 661,111,323 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. 998,227,984 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2015.

On August 5, 2015, the Company amended the Corporation’s Articles of Incorporation to increase the authorized number of shares of capital stock from 1,810,000,000 to 3,910,000,000 and the authorized number of shares of common stock from 1,800,000,000 to 3,900,000,000.

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

Our executive officers, directors (including current and former), principal shareholders and related parties own 43.5% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former), principal shareholders and related parties hold 43.5% of our outstanding shares as of June 30, 2015. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE. This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities.

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License (discussed in Note 9) remained exclusive to the Company. Upon the earlier of (i) the expiration of five years or (ii) the date when the Company reached a market capitalization of at least $50 million, the proxy would be cancelled as the Preferred Share would be transferred from Chang to Schewe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2015, the Company issued 5,714,286 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 14, 2015, the Company issued 14,285,714 unregistered shares of common stock to Haris Basit, CEO and Director of the Company. The shares were issued related to a Subscription Agreement entered into between the Company and Haris Basit to purchase $50,000 worth of unregistered shares of common stock at a purchase price of $0.0035. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 14, 2015, the Company issued 14,285,714 unregistered shares of common stock to Asad Cochinwala. The shares were issued related to a Subscription Agreement entered into between the Company and Asad Cochinwala to purchase $50,000 worth of unregistered shares of common stock at a purchase price of $0.0035. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 21, 2015, the Company issued consultants 10,000,000 unregistered shares of the Company’s common stock for consulting services valued at $71,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 21, 2015, the Company issued consultants 135,211 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 26, 2015, the Company issued 5,882,353 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 25, 2015, the Company issued 11,666,667 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated April 15, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 15, 2015).
10.2	Senior Secured Convertible Promissory Note dated May 26, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2015).
10.3	Senior Secured Convertible Promissory Note dated June 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2015).
10.4	Amendment to Employment Agreement by and between the Registrant and Carl Kukkonen dated June 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2015).
10.5	Subscription Agreement between Registrant and Haris Basit dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 17, 2015).
10.6	Subscription Agreement between Registrant and Asad Cochinwala dated April 14, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 17, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 19, 2015	By:	/s/ HARIS BASIT
Haris Basit
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

