Form 10-Q
period 2015-09-30
VIASPACE Inc.
filed 2015-11-20
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,867,296,543 shares of $0.001 par value common stock issued and outstanding as of November 16, 2015.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	*
ASSETS
CURRENT ASSETS:
Cash	$19,000	$13,000
Prepaid expenses	409,000	250,000
TOTAL CURRENT ASSETS	428,000	263,000

OTHER ASSETS:
Investment in Almaden Energy Group	84,000	–
Other assets	1,000	1,000
TOTAL OTHER ASSETS	85,000	1,000

TOTAL ASSETS	$513,000	$264,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,000	$58,000
Accrued expenses	116,000	65,000
Unearned revenue	91,000	65,000
Related party payables	640,000	640,000
TOTAL CURRENT LIABILITIES	916,000	828,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2015 and 2014, respectively	–	–
Common stock, $0.001 par value, 3,900,000,000 shares authorized, 1,810,629,876 and 1,562,431,607 shares issued and outstanding in 2015 and 2014, respectively	1,811,000	1,562,000
Additional paid-in capital	49,347,000	48,115,000
Accumulated deficit	(51,561,000)	(50,241,000)
Total stockholders’ deficit	(403,000)	(564,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$513,000	$264,000

* Amounts derived from audited financial statements for the year ended December 31, 2014

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
REVENUES		$49,000		$55,000		$72,000		$125,000
COST OF REVENUES		28,000		8,000		47,000		28,000
GROSS PROFIT		21,000		47,000		25,000		97,000

OPERATING EXPENSES
Operations		7,000		12,000		48,000		43,000
Selling, general and administrative		487,000		135,000		915,000		486,000
Total operating expenses		494,000		147,000		963,000		529,000
LOSS FROM OPERATIONS		(473,000)		(100,000)		(938,000)		(432,000)

OTHER INCOME (EXPENSE)
Interest expense		(325,000)		(21,000)		(465,000)		(46,000)
Other income		–		5,000		84,000		5,000
Total expense		(325,000)		(16,000)		(381,000)		(41,000)

LOSS BEFORE INCOME TAXES		(798,000)		(116,000)		(1,319,000)		(473,000)
INCOME TAXES		–		–		–		–

NET LOSS		$(798,000)		$(116,000)		$(1,319,000)		$(473,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$	*	$	*	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted		1,721,440,201		1,521,372,286		1,647,583,503		1,509,793,310

* Less than $0.01 per common share.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,319,000)	$(473,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	342,000	35,000
Stock issued for consulting expense	95,000	218,000
Amortization of debt discount	465,000	46,000
Gain on minority investment in Almaden Energy Group	(84,000)	–
Changes in:
Prepaid expenses	53,000	42,000
Accounts payable	10,000	23,000
Accrued expenses and other	18,000	–
Unearned revenue	26,000	36,000
Related party payables	–	(40,000)
Net cash used in operating activities	(394,000)	(113,000)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	310,000	183,000
Investment to purchase stock	150,000	–
Payments on financed insurance	(60,000)	(55,000)
Net cash provided by financing activities	400,000	128,000

NET INCREASE IN CASH	6,000	15,000
CASH, Beginning of period	13,000	6,000
CASH, End of period	$19,000	$21,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2014:

•	The Company issued 20,000,000 shares of the Company’s common stock for future services valued at $219,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $46,000 as a result of a beneficial conversion feature. During 2014, Dr. Schewe converted loans of $183,000 to equity.
•	The Company financed its annual director and officer insurance premium in the amount of $86,416.

Supplemental Disclosure of Non-Cash Activities for 2015:

•	The Company issued 30,000,000 shares of the Company’s common stock for future services valued at $211,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $465,000 as a result of a beneficial conversion feature. During 2015, Dr. Schewe converted loans of $310,000 to equity.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015 (Unaudited) and December 31, 2014 (Audited)

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $51,561,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation –The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing these financial statements are the same as those described in Note 1 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

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

Reclassifications of prior year’s data have been made to conform to 2015 classifications. Such classifications had no effect on net loss reported in the statements of operations.

Recent Accounting Standards – In May 2014, the FASB issued new guidance on the recognition of revenue. The guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Our adoption begins with the first fiscal quarter of fiscal year 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our results of operations or financial position.

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

Subsequent Events – We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 10) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our financial statements.

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2015, the Company issued 30,000,000 unregistered shares of the Company’s common stock with a value of $211,000 in advance of the payments made by the provider. As of September 30, 2015 and December 31, 2014, included in prepaid expenses for this third party provider is $300,000 and $182,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the three months ended September 30, 2015 and 2014, the Company recorded $24,000 and $64,000, respectively, of stock related expenses. For the nine months ended September 30, 2015 and 2014, the Company recorded $95,000 and $218,000, respectively, of stock related expenses, net.

Other prepaid expenses (non stock related) were $109,000 and $68,000 at September 30, 2015 and December 31, 2014, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company accounts for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied. Dividends are recognized in income when declared and totaled $0 for the three and nine months ended September 30, 2015. The carrying value of the investment is $84,000 as of September 30, 2015. See Note 8 for additional related party transactions with AEG.

NOTE 4 – STOCK OPTIONS, WARRANTS AND ISSUED STOCK

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. During 2015, 147,173,000 stock options have been issued to directors, officers and consultants of the Company. On September 18, 2015, the Company cancelled 80,100,000 stock options previously issued to directors, officers and consultants.

The following table summarizes activity for employees and directors in the Company’s Plan at September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	97,408,000	$0.0120
Granted	147,173,000	0.0039
Exercised	–	–
Cancelled and forfeited	80,100,000	0.0140
Outstanding at September 30, 2015	164,481,000	$0.0038	9.61	$18,000
Exercisable at September 30, 2015	106,930,000	$0.0036	9.41	$18,000

Stock options totaling 147,173,000 were granted during 2015. The Plan recorded $342,000 of compensation expense for employees and director stock options in 2015. At September 30, 2015, there was $179,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two years. At September 30, 2015, the fair value of options vested for employees and directors was $364,000. There were no options exercised during 2015.

During 2015, the Company issued 591,009 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at $2,880 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 50% discount. On August 31, 2015, the Board voted to change the discount that Dr. Schewe will receive on conversions of loans into common stock from a discount of 50% to a discount of 80%. In connection with the separation from VGE, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From January 1, 2015 through September 30, 2015, Dr. Schewe made loans of $310,000 to the Company. The Company recorded a discount on the loans of $465,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2015, Dr. Schewe converted loans totaling $310,000 into 160,441,061 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of September 30, 2015, the Company had remaining availability under the note of $83,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

During 2015, the Company issued 30,591,009 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $214,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant. As of September 30, 2015, there were 1,810,629,876 shares of common stock outstanding.

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

On July 31, 2015, the Company entered into a Subscription Agreement with a private investor to purchase 14,705,882 shares of common stock at a purchase price of $0.0017 per share for $25,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment.

On August 20, 2015, the Company entered into a Subscription Agreement with a private investor to purchase 13,888,889 shares of common stock at a purchase price of $0.0018 per share for $25,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment.

The Company issued 160,441,061 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

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

The following table sets forth common stock equivalents (potential common stock) at September 30, 2015 and 2014 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	September 30, 2015	September 30, 2014
Stock Options	164,481,000	73,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock		$(798,000)		$(116,000)		$(1,319,000)		$(473,000)
Denominator:
Weighted average shares of common stock outstanding		1,721,440,201		1,521,372,286		1,647,583,503		1,509,793,310
Net loss per share of common stock, basic and diluted	$	*	$	*	$	*	$	*

* Less than $0.01

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at September 30, 2015 and December 31, 2014 are Related Party Payables. The Company has a payable of $640,000, at September 30, 2015 and December 31, 2014 owed to Dr. Carl Kukkonen. On July 10, 2015, Dr. Kukkonen’s title changed from CEO to Chief Technology Office (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2014: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

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

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. AEG will provide funding to the Company in return for the Company providing seedlings and technical support and training to establish the initial 25 acres plantation in Imperial County, CA. Twenty-six acres were leased of which 20 acres were planted in August 2015. Additional acres will be planted in spring of 2016.

As part of the supply contract, the Company was issued 25% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. As part of the Company’s agreement with director Khurram Irshad, the Company is required to issue 25% of its equity ownership interest in AEG to Mr. Irshad. After this transfer is completed, the Company will own 18.75% of AEG. The Company expects this transfer to Mr. Irshad to be completed in the fourth quarter of 2015. At September 30, 2015, the Company recorded $84,375 as an Investment in AEG on its Balance Sheet representing the fair value estimate of the Company’s minority interest in AEG. We also recorded other income in the Company’s Statement of Operations for this same amount during the second quarter of 2015.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the three and nine months ended September 30, 2014 was $6,000 and $12,000, respectively. Rent expense charged to operations for three and nine months ended September 30, 2015 was $3,000 and $10,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment and operations of the test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. Once the planting is complete, the collaborative agreement payments are amortized over a period of six and one-half months which represents the growing season of Giant King Grass. During the three and nine months ended September 30, 2015, the Company received $41,000 and $99,000, respectively, in payments under these collaborative agreements. During the three and nine months ended September 30, 2014, the Company received $59,000 and $162,000, respectively, in payments under these collaborative agreements. The payments were deferred until the planting of the seedlings and then recorded as revenue through the date of the first harvest. The Company recognized revenue from these collaborative agreements of $49,000 and $55,000 for the three months ended September 30, 2015 and 2014, respectively. The Company recognized revenue from these collaborative agreements of $72,000 and $125,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Employment Agreements

Effective July 10, 2015, the Company entered into a two-year employment agreement with Haris Basit, CEO of the Company. Mr. Basit will receive $120,000 per annum and be entitled to a bonus as determined by the Company’s Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit is to receive 20 business days paid leave per year. On July 10, 2015, the Company agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, the Company agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan.

Effective October 1, 2015, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $120,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. Dr. Kukkonen will also be purchasing $3,000 per month worth of Company unregistered common shares at a price equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the purchase date.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – SUBSEQUENT EVENTS

On October 6, 2015, the Company entered into a Subscription Agreement with Mr. Mark Monahan to purchase 23,809,524 shares of common stock at a purchase price of $0.0021 per share for $50,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment.

On November 9, 2015, the Company entered into a Subscription Agreement with Dr. Carl Kukkonen, Chief Technology Officer of the Company, to purchase 4,285,714 shares of common stock at a purchase price of $0.0007 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment.

On November 9, 2015, Dr. Kevin Schewe, Director of the Company, advanced an additional $20,000 pursuant to the convertible loan agreement and immediately converted the $20,000 loan into 28,571,429 shares of Company common stock at a conversion price of $0.0007 per common share.

The Company agreed to issue common shares on September 2, 2015, September 25, 2015 and November 9, 2015 to Director Kevin Schewe and CTO Carl Kukkonen at a price less than par value per share. The share issuances on September 2, 2015 and September 25, 2015 were issued at $0.0007 per common share and the share issuance on November 9, 2015 was issued at $0.0009 per common share. The Company has determined, and Dr. Schewe and Dr. Kukkonen have agreed that the minimum purchase price per share for these stock purchases should have been $0.001 per common share, which is the par value of common shares of the Company. In the fiscal fourth quarter, this will result in Dr. Schewe and Dr. Kukkonen returning 15,460,318 and 1,285,714 common shares, respectively, to the Company, which will be cancelled. The Company is considering reducing its par value per common share to $0.0001 in the fourth quarter of 2015. This will require a board and shareholder vote to put this change into effect.

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

For the three months and nine months ended September 30, 2015 and 2014, revenue includes amounts earned through consulting agreements and collaborative agreements for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to September 30, 2014

Revenues

Revenues were $49,000 and $55,000 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $6,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $28,000 and $8,000 for the three months ended September 30, 2015 and 2014, respectively, an increase of $20,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2015 compared to the same period in 2014 was a decrease in gross profit from a gross profit of $47,000 for the three months ended September 30, 2014 to a gross profit of $21,000 for the three months ended September 30, 2015.

Operations Expenses

Operations expenses were $7,000 and $12,000 for the three months ended September 30, 2015 and September 30, 2014, a decrease of $5,000. Utilities were lower in 2015 compared with 2014 by $3,000. Supplies and laboratory costs were higher by $1,000 in 2015 as the Company purchased more supplies and had performed more laboratory testing of its Giant King Grass. Travel related costs to San Diego County increased by $2,000 in 2015 as compared to 2014 due to more visits to the test plot. Shipping costs were lower in 2015 than 2014 by $2,000. Other operations expenses were lower by $3,000 in 2015 compared with 2014. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $487,000 and $135,000 for the three months ended September 30, 2015 and 2014, respectively, an increase of $352,000. Stock option compensation expense increased $239,000 in 2015 as compared with 2014 due to new stock option grants in 2015. Accounting fees increased $9,000 in 2015 as compared with 2014 due to the timing of audit invoices received in 2015 versus 2014. Overall audit costs remained the same in 2015 compared with 2014. Legal fees increased $15,000 in 2015 as the Company incurred more legal costs to review agreements. Consulting fees increased $67,000 in 2015 as the Company hired a consultant to assist management and the board of directors in corporate planning and also a hired a lobbyist to assist the Company in obtaining government contracts. Travel costs increased $7,000 in 2015 as compared with the same period of 2014, due to additional travel associated with conferences and new business travel costs. Other selling, general and administrative expenses, net, increased $15,000 for the three months ended September 30, 2015 compared with the same period in 2014.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2015. For the three months ended September 30, 2015, the Company had a loss from operations of $473,000 compared with a loss from operations of $100,000 for the three months ended September 30, 2014, an increase of $373,000.

Interest Expense

Interest expense was $325,000 and $21,000 for the three months ended September 30, 2015 and 2014, respectively, an increase of $304,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2015 as compared to 2014, when loans he provided to the Company were converted to common stock.

Nine Months Ended September 30, 2015 Compared to September 30, 2014

Revenues

Revenues were $72,000 and $125,000 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $53,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $47,000 and $28,000 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $19,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2015 compared to the same period in 2014 was a decrease in gross profit from a gross profit of $97,000 for the nine months ended September 30, 2014 to gross profit of $25,000 for the nine months ended September 30, 2015.

Operations Expenses

Operations expenses were $48,000 and $43,000 for the nine months ended September 30, 2015 and September 30, 2014, an increase of $5,000. Labor was higher in 2015 by $5,000 as the Company incurred more costs to harvest and cut its Giant King Grass test plot in San Diego County. Supplies and laboratory costs were higher by $4,000 in 2015 as the Company purchased more supplies and had performed more laboratory testing of its Giant King Grass. Travel related costs to San Diego County increased by $3,000 in 2015 as compared to 2014 due to more visits to the test plot. Utilities were lower in 2015 compared with 2014 by $2,000. Shipping costs were lower in 2015 than 2014 by $4,000. Other operations expenses were lower by $1,000 in 2015 compared with 2014. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $915,000 and $486,000 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $429,000. Stock option compensation expense increased $307,000 in 2015 as compared with 2014 due to new stock option grants in 2015. Accounting fees increased $21,000 in 2015 as compared with 2014 due to the timing of audit invoices received in 2015 versus 2014. Overall audit costs remained the same in 2015 compared with 2014. Legal fees increased $22,000 in 2015 as the Company incurred more legal costs to review agreements. Consulting fees increased $101,000 in 2015 as the Company hired a consultant to assist management and the board of directors in corporate planning and also a hired a lobbyist to assist the Company in obtaining government contracts. Public relations expenses decreased $68,000 in 2015 as compared with 2014 as the Company incurred reduced investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $14,000 in 2015 as compared with the same period in 2014 due to a higher premium. Travel costs increased $19,000 in 2015 as compared with the same period of 2014, due to additional travel associated with conferences and new business travel costs. Royalty expense owed to VIASPACE Green Energy Inc increased $8,000 in 2015 as the Company incurred Giant King Grass royalty fees. Other selling, general and administrative expenses, net, increased $5,000 for the nine months ended September 30, 2015 compared with the same period in 2014.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2015. For the nine months ended September 30, 2015, the Company had a loss from operations of $938,000 compared with a loss from operations of $432,000 for the nine months ended September 30, 2014, an increase of $506,000.

Interest Expense

Interest expense was $465,000 and $46,000 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $419,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2015 as compared to 2014, when loans he provided to the Company were converted to common stock.

Other Income

The Company recorded other income of $84,000 for the nine months ended September 30, 2015 and $5,000 for the nine months ended September 30, 2014. Other income in 2015 is comprised of a gain on minority interest in AEG. The fair value of the Company’s minority interest in AEG exceeded the fair value of the asset contributed which resulted in the Company recording other income.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2015 was $1,319,000. Non-cash expenses totaled $818,000 for the nine months ended September 30, 2015 primarily due to stock options expense, stock compensation expense, amortization of debt discount and gain on minority interest. Changes in operating assets and liabilities provided $107,000 of cash in 2015. Net cash used by operating activities for operations was $394,000 for the nine months ended September 30, 2015.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $51,561,000 at September 30, 2015. The Company expects such losses to continue. However, on September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company received $310,000 from Kevin Schewe related to this Loan Agreement for the nine months ended September 30, 2015. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. During 2015, we have recently received capital of $50,000 through the sales of unregistered shares of common stock to a third party investor. Additionally, we have recently received capital of $100,000 in 2015 through the sales of unregistered shares of common stock to Haris Basit, CEO of the Company and Asad Cochinwala, a principal of Almaden Energy Group, a related party. Without proceeds from additional equity financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of November 16, 2015, the Company had remaining availability under the note of $63,000. The Company anticipates that it will enter into a new note with Dr. Schewe after the conclusion of the current note, but negotiations have not been concluded yet. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements as detailed below.

Employment Agreements

Effective July 10, 2015, the Company entered into a two-year employment agreement with Haris Basit, CEO of the Company. Mr. Basit will receive $120,000 per annum and be entitled to a bonus as determined by the Company’s Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit is to receive 20 business days paid leave per year. On July 10, 2015, the Company agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, the Company agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan.

Effective October 1, 2015, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $120,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. Dr. Kukkonen will also be purchasing $3,000 per month worth of Company unregistered common shares at a price equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the purchase date.

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

For the period ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the registrant’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2015.

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

Our net loss for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $1,319,000 and $752,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We will rely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues for our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 1,800,000,000 authorized shares of common stock, of which 1,810,629,876 were issued and outstanding as of September 30, 2015. Of these issued and outstanding shares, 833,989,586 shares (46.1%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Khurram Irshad, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at September 30, 2015, 802,401,892 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. 1,008,227,984 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2015.

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

Our executive officers, directors (including current and former), principal shareholders and related parties own 46.1% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former), principal shareholders and related parties hold 46.1% of our outstanding shares as of September 30, 2015. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 14, 2015, the Company issued 11,111,111 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 27, 2015, the Company issued consultants 342,857 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 28, 2015, the Company issued 11,764,706 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 31, 2015, the Company issued 14,705,882 unregistered shares of common stock to Lajpat Rai. The shares were issued related to a Subscription Agreement entered into between the Company and Lajpat Rai to purchase $25,000 worth of unregistered shares of common stock at a purchase price of $0.0018. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 19, 2015, the Company issued 20,588,235 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 20, 2015, the Company issued 13,888,889 unregistered shares of common stock to Lajpat Rai. The shares were issued related to a Subscription Agreement entered into between the Company and Lajpat Rai to purchase $25,000 worth of unregistered shares of common stock at a purchase price of $0.0017. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 26, 2015, the Company issued consultants 10,000,000 unregistered shares of the Company’s common stock for consulting services valued at $50,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On September 2, 2015, the Company issued 38,888,889 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On September 25, 2015, the Company issued 30,000,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Amendment to Articles of Incorporation, effective August 5, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 10, 2015).
10.1	Senior Secured Convertible Promissory Note dated July 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 14, 2015).
10.2	Employment Agreement by and between the Registrant and Haris Basit dated July 10, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 15, 2015).
10.3	Senior Secured Convertible Promissory Note dated July 28, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 28, 2015).
10.4	Subscription Agreement between Registrant and Lajpat Rai dated July 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 5, 2015).
10.5	2015 Stock Incentive Plan to the Registrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 10, 2015).
10.6	Senior Secured Convertible Promissory Note dated August 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2015).
10.7	Subscription Agreement between Registrant and Lajpat Rai dated August 20, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 21, 2015).
10.8	Amendment to Senior Secured Convertible Promissory Note dated August 31, 2015 between Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 4, 2015).
10.9	Senior Secured Convertible Promissory Note dated September 2, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2015).
10.10	Senior Secured Convertible Promissory Note dated September 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2015).
10.11	Employment Agreement by and between the Registrant and Stephen Muzi dated September 24, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 30, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: November 18, 2015	By:	/s/ HARIS BASIT
Haris Basit
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2015	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

