Form 10-K
period 2015-12-31
VIASPACE Inc.
filed 2016-04-14
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,335,804

State the number of shares outstanding of each of issuer’s classes of common equity, as of April 14, 2016: 2,256,684,676

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

During 2012-2015, we entered into Giant King Grass collaborative supply agreements with partners in the Philippines, Pakistan, Papua New Guinea, Jamaica, Guyana, Imperial Valley California, Arizona, St. Croix Virgin Islands, Nicaragua, South Africa and Myanmar. We have shipped Giant King Grass to these states/countries as part of the collaborative agreements. The first phase for each of these partners is for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. If this initial phase is completed successfully, each partner would then expand the initial growing site as they develop more land to grow GKG. Each partner has different planned uses for the Giant King Grass.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location.

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

Research and Development

The Company did not record any research and development activities in 2015 or 2014. If we do in the future, it will be expensed as incurred.

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

Executed on April 4, 2016 and effective as of March 28, 2016, the Company, VGE and IPA China, entered into the Global Supply, License, and Commercialization Agreement (the “New Agreement”).

Prior to the New Agreement, IPA China and VGE had entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between IPA China and VGE regarding Giant King Grass (“IPA-VGE Agreement”). In turn, VGE and the Company also entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between VGE and the Company regarding Giant King Grass (“VGE-VIASPACE Agreement”).

Under the New Agreement, VGE and the Company terminated the VGE-VIASPACE Agreement and IPA directly granted the Company an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses (“Three GK Grasses”) throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore (“VIASPACE Territory”). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA China also granted the right to use and market the name “Giant King Grass” and other related names.

The Company would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA China held all rights of ownership to the Three GK Grasses. The Company would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA China would use commercially reasonable efforts to maintain its intellectual property rights. The Company would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

Employees

As of December 31, 2015 we have 3 full time employees and 2 part time employees based in the US. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Regulatory Issues

None

Trademarks

The Company has a trademark registration for “VIASPACE”.

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

Executed on April 4, 2016 and effective as of March 28, 2016, the Company, VGE and IPA China, entered into the Global Supply, License, and Commercialization Agreement (the “New Agreement”).

Prior to the New Agreement, IPA China and VGE had entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between IPA China and VGE regarding Giant King Grass (“IPA-VGE Agreement”). In turn, VGE and the Company also entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between VGE and the Company regarding Giant King Grass (“VGE-VIASPACE Agreement”).

Under the New Agreement, VGE and the Company terminated the VGE-VIASPACE Agreement and IPA directly granted the Company an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses (“Three GK Grasses”) throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore (“VIASPACE Territory”). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA China also granted the right to use and market the name “Giant King Grass” and other related names.

The Company would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA China held all rights of ownership to the Three GK Grasses. The Company would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA China would use commercially reasonable efforts to maintain its intellectual property rights. The Company would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the year ended December 31, 2015 was $2,006,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. Further, we no longer have any ownership interest in VGE, and therefore no longer have any revenue from framed artwork business. We rely solely on the GKG licensing agreement we have put in place effective September 30, 2012, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

Hein & Associates LLP, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2015, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in Hein & Associates LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future.

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

Executed on April 4, 2016 and effective as of March 28, 2016, the Company, VGE and IPA China, entered into the Global Supply, License, and Commercialization Agreement (the “New Agreement”).

Prior to the New Agreement, IPA China and VGE had entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between IPA China and VGE regarding Giant King Grass (“IPA-VGE Agreement”). In turn, VGE and the Company also entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between VGE and the Company regarding Giant King Grass (“VGE-VIASPACE Agreement”).

Under the New Agreement, VGE and the Company terminated the VGE-VIASPACE Agreement and IPA directly granted the Company an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses (“Three GK Grasses”) throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore (“VIASPACE Territory”). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA China also granted the right to use and market the name “Giant King Grass” and other related names.

The Company would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA China held all rights of ownership to the Three GK Grasses. The Company would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA China would use commercially reasonable efforts to maintain its intellectual property rights. The Company would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

If the Company does not make its required royalty payments, it could lose its license.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Key personnel include Dr. Carl Kukkonen, our chief technology officer. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key employees.

Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.

In 2014 and 2015, the Company has recorded a minor amount of grass revenues related to several Giant King Grass supply contract agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

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

We commenced our grass business in October 2008. Our revenues increased from 2014 to 2015 but revenues are still not at a material or significant level. While we believe we will be able to attract more customers and achieve meaningful revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs. Furthermore, our customers may not be able to attract their internal financing to expand or continue their project using GKG. If any of these occur, our grass business will fail.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 2,025,451,343 were accounted for by our transfer agent as issued and outstanding as of December 31, 2015. Of these issued and outstanding shares, 999,743,429 shares (49.4%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at December 31, 2015, 998,550,394 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,026,900,949 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2015. 30,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 1,995,451,343 at December 31, 2015.

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

Our executive officers, directors (including current and former) and principal shareholders own 49.4% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 49.4% of our outstanding shares as of December 31, 2015. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Our articles of incorporation authorize issuance of 3,900,000,000 shares of common and 10,000,000 shares of preferred stock. The common and preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our Board of Directors (“BOD”) without shareholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our shareholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event buyers can be found therefore. Any future issuances of common or preferred stock would further dilute the percentage ownership of our Company held by the public shareholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

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

Quarterly period	High	Low

Fiscal year ended December 31, 2015:
First Quarter	$.0065	$.0099
Second Quarter	$.0077	$.0033
Third Quarter	$.0052	$.0026
Fourth Quarter	$.0041	$.0019

Fiscal year ended December 31, 2014:
First Quarter	$.0135	$.0090
Second Quarter	$.0128	$.0100
Third Quarter	$.0110	$.0067
Fourth Quarter	$.0100	$.0068

Holders

As of April 14, 2016, there were approximately 56 shareholders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

On November 9, 2015, the Registrant issued 4,285,714 shares of Registrant common stock to Dr. Carl Kukkonen, CTO and Director of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On November 30, 2015, the Registrant issued 400,000 shares of Registrant common stock to a consultant of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On December 22, 2015, the Registrant issued 132,754,800 shares of Registrant common stock to Kevin Schewe, Director of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On December 22, 2015, the Registrant issued 15,000,000 shares of Registrant common stock to Dr. Carl Kukkonen, CTO and Director of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

Submission of Matters to a Vote of Security Holders

On August 7, 2015, the Company’s board of directors and a majority of its common shareholders approved a resolution to increase authorized common shares from 1,800,000,000 shares to 3,900,000,000 shares. On December 8, 2015, the Company’s board of directors and a majority of its common shareholders approved a resolution to decrease the par value of the Company’s preferred and common stock from $0.001 to $0.0001.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2015 and 2014, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Year Ended December 31, 2015 Compared to December 31, 2014

Revenues

Revenues were $188,000 and $153,000 for the year ended December 31, 2015 and 2014, respectively, an increase of $35,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $87,000 and $46,000 for the year ended December 31, 2015 and 2014, respectively, an increase of $41,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2015 compared to the same period in 2014 was a decrease in gross profit from a gross profit of $107,000 for the year ended December 31, 2014 to gross profit of $101,000 for the year ended December 31, 2015, a decrease of $6,000.

Operations Expenses

Operations expenses were $61,000 and $57,000 for the year ended December 31, 2015 and December 31, 2014, an increase of $4,000. Labor was higher in 2015 by $5,000 as the Company incurred more costs to harvest and cut its Giant King Grass test plot in San Diego County. Supplies and laboratory costs were higher by $9,000 in 2015 as the Company purchased more supplies and had performed more laboratory testing of its Giant King Grass. Travel related costs to San Diego County increased by $2,000 in 2015 as compared to 2014 due to more visits to the test plot. Utilities were lower in 2015 compared with 2014 by $4,000 due to lower water bills for the Giant King Grass field in San Diego County. Shipping costs were lower in 2015 than 2014 by $3,000. Other operations expenses were lower by $5,000 in 2015 compared with 2014. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,376,000 and $669,000 for the year ended December 31, 2015 and 2014, respectively, an increase of $707,000. Stock option and stock compensation expense increased $402,000 in 2015 as compared with 2014 due to new stock option grants in 2015 and due to shares sold to an officer at a discount to market. Accounting fees increased $38,000 in 2015 as compared with 2014 due to the timing of audit services received in 2015 versus 2014 and due to an increase in the number of accounting transactions during the year. Legal fees increased $23,000 in 2015 as the Company incurred more legal costs to review agreements. Consulting fees increased $273,000 in 2015 as the Company hired a consultant to assist management and the board of directors in corporate planning and also a hired a lobbyist to assist the Company in obtaining government contracts. Public relations expenses decreased $68,000 in 2015 as compared with 2014 as the Company incurred reduced investor relations expenses. Insurance expenses related to the Company’s director and officers’ liability insurance policy increased $14,000 in 2015 as compared with the same period in 2014 due to a higher premium. Travel costs increased $22,000 in 2015 as compared with the same period of 2014, due to additional travel associated with conferences and new business travel costs. Royalty expense owed to VIASPACE Green Energy Inc decreased $16,000 in 2015 as the Company incurred lower Giant King Grass royalty fees. Other selling, general and administrative expenses, net, increased $19,000 for the year ended December 31, 2015 compared with the same period in 2014.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2015. For the year ended December 31, 2015, the Company had a loss from operations of $1,336,000 compared with a loss from operations of $619,000 for the year ended December 31, 2014, an increase of $717,000.

Interest Expense

Interest expense was $710,000 and $138,000 for the year ended December 31, 2015 and 2014, respectively, an increase of $572,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2015 as compared to 2014, when loans he provided to the Company were converted to common stock.

Other Income

The Company recorded other income of $84,000 for the year ended December 31, 2015 and $5,000 for the year ended December 31, 2014. Other income in 2015 is comprised of a gain on minority interest in AEG. The fair value of the Company’s minority interest in AEG exceeded the fair value of the asset contributed which resulted in the Company recording other income.

Other Expense

The company recorded a loss on investment in AEG of $44,000 in the fourth quarter of 2015 due to a decrease in its fair value.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2015 was $2,006,000. Non-cash expenses totaled $1,404,000 for the year ended December 31, 2015 primarily due to stock options expense, stock compensation expense, amortization of debt discount and gain on minority interest. Changes in operating assets and liabilities provided $96,000 of cash in 2015. Net cash used by operating activities for operations was $506,000 for the year ended December 31, 2015.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $52,247,000 at December 31, 2015. The Company expects such losses to continue. However, on December 31, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. The Company received $388,000 from Kevin Schewe related to this Loan Agreement for the year ended December 31, 2015. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. During 2015, we received capital of $100,000 through the sales of unregistered shares of common stock to two third party investors. Additionally, we received capital of $100,000 in 2015 through the sales of unregistered shares of common stock to Haris Basit, CEO of the Company and Asad Cochinwala, a principal of Almaden Energy Group, a related party. During 2015, we also received capital of $9,000 from Dr. Carl Kukkonen, CTO of the Company. Without proceeds from additional equity financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of April 14, 2016, the Company had remaining availability under the note of $220,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company carried out an assessment under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(1) and I 5d-15(1)). Our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015.

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

Under the supervision and with the participation of management, including the Company's CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our CEO and CFO concluded as of December 31, 2015, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the material weakness identified above. Through the efforts of management, external consultants, and our Audit Committee, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2016. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2016.

Our CEO and CFO concluded that as of December 31, 2015, the following material weaknesses existed:

1. Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls, resulting in audit adjustments to our 2015 financial statements.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for each of the above material weaknesses. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2015. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)            Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them. The Company’s named executive officers as of December 31, 2015 include the Chief Executive Officer and the Chief Financial Officer. In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Mr. Haris Basit	54	Chief Executive Officer and Director
Dr. Carl Kukkonen	70	Chief Technology Officer and Director
Mr. Stephen Muzi	52	Chief Financial Officer

Haris Basit. Mr. Basit is the Chief Executive Officer and Director of VIASPACE Inc. since July 10, 2015. He co-founded Almaden Energy Group (AEG), LLC which partners with VIASPACE to grow Giant King Grass in the USA for animal feed. Since 2012, Mr. Basit has been providing Corporate Strategy Consulting to senior executives of publicly traded companies to help identify new growth opportunities and partnerships. Mr. Basit currently serves on a technical advisory committee to UNOS, a private, non-profit organization that manages the nation’s organ transplant system. He was a consultant to Liebman and Associates, the premier clean energy lobbying firm in Washington, DC. He has provided entrepreneurship mentoring for University of California Berkeley MBA students. He started his career as a Staff Engineer at IBM moving on to became a Manager at Rockwell International, a Manager at Bell Labs, Vice President of Business Development for OEA International and then Founder/CEO of both Multigig, Inc. and Mobius Power, LLC. He received his MSEE from the University of Illinois, Urbana-Champaign in 1986. He also earned a BSEE from University of Illinois, Urbana-Champaign in 1984.

Carl Kukkonen.   Dr. Kukkonen is the Chief Technology Officer and Director of VIASPACE Inc. since 2005. He had been the Chief Executive Officer and Director of VIASPACE Green Energy Inc. since October 2008. On July 10, 2015, Dr. Kukkonen’s title changed from CEO to Chief Technology Office (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. He was the Co-founder and Chief Executive Officer of ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) from 1998 to 2005. Previously, he served as CEO and director of SpectraSensors, Inc. and ViaLogy Corp., spun-off former subsidiaries of VIASPACE Inc; and Direct Methanol Fuel Cell Corporation and Ionfinity LLC, previous subsidiaries of VIASPACE Inc. Dr. Kukkonen served as the Director of the Center for Space Microelectronics Technology and Manager of Supercomputing at the Caltech NASA Jet Propulsion Laboratory from 1984 to 1998. From 1977 to 1984, he was the Principal Research Engineer at Ford Motor Company. Dr. Kukkonen has a B.S. in physics from the University of California at Davis and an M.S. and Ph.D. in physics from Cornell University. He was also a Post-doctoral fellow at Purdue University.

Stephen Muzi. Mr. Muzi has been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Inc. since June 2005. He was Chief Financial Officer, Treasurer and Secretary of VIASPACE Green Energy Inc. from October 2008 to March 2015. He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005. He was also a controller for ViaLogy Corp., a spun-off former subsidiary of VIASPACE Inc. from 2003 to 2005. From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation and Ionfinity LLC, subsidiaries of VIASPACE Inc. from 2004 to 2005. Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) in May 2000. Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo. He is a Certified Public Accountant.

(b)            Directors

The Company’s directors are as follows:

Name	Age	Position Held
Mr. Haris Basit	54	Chief Executive Officer and Director
Dr. Carl Kukkonen	70	Chief Technology Officer and Director
Ms. Angelina Galiteva	49	Director
Dr. Kevin L. Schewe	59	Director

Haris Basit – See background in Item 9 (a) under Executive Officers

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

Committees of the Board of Directors

Audit Committee. On October 20, 2005, our BOD established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-K. The Audit Committee held no meetings in 2015.

Compensation Committee. On October 20, 2005, our BOD established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2015.

Governance and Nominating Committee. On October 20, 2005, our BOD established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Mr. Haris Basit, our principal executive officer, for the year ended December 31, 2015 and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Technology Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Haris Basit	2015	57,097	–	–	139,631	–	196,728
Chief Executive
Officer of Company

Carl Kukkonen,	2015	129,017	1,429	–	95,941	19,966	246,353
Chief Technology	2014	166,036	–	–	18,334	19,894	204,264
Officer of Company	2013	161,200	–	–	2,187	19,726	183,113

Stephen J. Muzi,	2015	63,740	–	–	43,392	15,874	123,006
Chief Financial Officer,	2014	62,264	–	–	9,167	16,635	88,066
Treasurer and Secretary of Company	2013	60,450	–	–	1,093	15,018	76,561

(1)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for each year under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s audited financial statements. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.
(2)	In 2013-2015, Dr. Kukkonen’s health insurance coverage was reimbursed to him directly in cash, which amount is included above in column g. Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company directly to the health insurance provider on his behalf.
(3)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2015: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

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

Stock Option Grants

The following table provides information on stock options granted in 2015 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#) (1)	Awards ($/Sh)	Awards (2)
Carl Kukkonen	6/22/15								7,072,500	$0.0040	$25,894
Haris Basit	7/10/15								25,000,000	$0.0031	$70,892
Carl Kukkonen	9/18/15								35,000,000	$0.0041	$131,591
Stephen Muzi	9/18/15								23,250,000	$0.0041	$87,414
Haris Basit	10/9/15								18,750,000	$0.0040	$68,739

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options above vested immediately. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2015.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DECEMBER 31, 2015

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	9,890,111	–	–	$0.0028	7/30/22	–	–	–	–
Stephen Muzi	7,417,580	–	–	$0.0028	7/30/22	–	–	–	–
Carl Kukkonen	7,072,500	–	–	$0.0040	6/22/25	–	–	–	–
Haris Basit	25,000,000	–	–	$0.0031	7/10/25	–	–	–	–
Carl Kukkonen	35,000,000	–	–	$0.0041	9/18/25	–	–	–	–
Stephen Muzi	23,250,000	–	–	$0.0041	9/18/25	–	–	–	–
Haris Basit	18,750,000	–	–	$0.0040	10/9/25	–	–	–	–

There were no shares of the Company’s common stock acquired during 2015 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2015.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	–	–	$19,419	–	$19,419
Kevin L. Schewe	–	–	$124,082	–	$124,082

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2015 under FASB ASC Topic 718, and not an amount paid to or realized by the Director. The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-employee Directors

On September 18, 2015, 46,000,000 stock options were granted to Mr. Kevin Schewe as a stock award for board of director services and on September 18, 2015, 7,750,000 stock options were granted to Ms. Galiteva as a stock award for board of director services. The price of the stock options was the closing market price on the date of grant. The stock options for Dr. Schewe and Ms. Galiteva vested 50% on September 18, 2015 with the remaining 50% vesting over two years. During 2015, no cash compensation was paid to non-employee directors. Directors of the Company, who are employees of the Company, do not receive additional compensation for their services as Directors.

Retirement Plans

The Company does not have any retirement plans at December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2016 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. The mailing address for each person identified in this table is 382 N. Lemon Ave., Suite 364, Walnut, California 91789.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Haris Basit, CEO	14,285,714	43,750,000	58,035,714	2.4%
Carl Kukkonen, CTO (c)	74,322,025	40,295,944	114,617,969	4.8%
Angelina Galiteva	903,764	5,166,667	6,070,431	0.3%
Kevin L. Schewe, MD	675,425,857	30,666,667	706,092,524	29.4%

Other Named Officers:
Stephen J. Muzi, CFO	19,443,694	22,917,580	42,361,274	4.8%

All Named Executive Officers and Directors as a group (5 persons)	784,381,054	142,796,858	927,177,912	38.7%

Other 5% Owners:
Sung Hsien Chang (d)	248,004,371	–	248,004,371	10.3%
Inter Pacific Arts Corporation (e)	135,691,337	–	135,691,337	5.7%

(a)	Includes only options that become exercisable on or before June 14, 2016 and excludes options that become exercisable after such date.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of April 14, 2016 and the number of options of the beneficial owner that are exercisable on or before June 14, 2016 divided by the sum of the number of shares of Common Stock outstanding as of April 14, 2016 and the number of options of the beneficial owner that are exercisable on or before June 14, 2016.

(c)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 salary and is entitled to 44,394,324 unregistered shares of Company common stock which is not included in the number of shares beneficially owned since they have not been issued yet.

(d)	Mr. Chang is a former director of the Company, President of VIASPACE Green Energy Inc. and CEO of IPA BVI and IPA China, all former subsidiaries of the Company. Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC and the Chang Family Foundation. Shares shown do not include those owned by Mr. Chang’s adult children.

(e)	Inter Pacific Arts Corporation is a former subsidiary of the Company and is controlled by former director Mr. Chang.

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2015:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	183,230,441	$0.0038	715,047,252
Equity compensation plans not approved by security holders	–	–	–
Total	183,230,441	$0.0038	715,047,252

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2015.

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

Due to Dr. Carl Kukkonen

The Company has a payable of $640,000 at December 31, 2015 and December 31, 2014 owed to Dr. Kukkonen, CTO of the Company. Of the amount to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2015: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 50% discount. On August 31, 2015, the Board voted to change the discount that Dr. Schewe will receive on conversions of loans into common stock from a discount of 50% to a discount of 80%. In connection with the separation from VGE, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period.

From January 1, 2015 through December 31, 2015, Dr. Schewe made loans of $388,000 to the Company. The Company recorded a discount on the loans of $709,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2015, Dr. Schewe converted loans totaling $388,000 into 321,767,290 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of December 31, 2015, the Company had remaining availability under the note of $5,000.

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

Almaden Energy Group, LLC

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

As part of the supply contract, the Company was issued 25% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. As part of the Company’s agreement with director Khurram Irshad, the Company is required to issue 25% of its equity ownership interest in AEG to Mr. Irshad. After this transfer is completed, the Company will own 18.75% of AEG. The Company completed this transfer on January 30, 2016 to Mr. Irshad. At December 31, 2015, the Company recorded $84,375 as an Investment in AEG on its Balance Sheet representing the fair value estimate of the Company’s minority interest in AEG. We also recorded other income in the Company’s Statement of Operations for this same amount during the second quarter of 2015.

As discussed in Note 6, on April 14, 2015, two principals of AEG invested $100,000 to purchase unregistered shares of the Company’s common stock. One of these investors, Mr. Haris Basit, became CEO and director of the Company on July 10, 2015 and is also the CEO of AEG. The other investor was Asad Cochinwala who is CFO of AEG. In total, 28,571,428 common shares of the Company are owned by the founding partners of AEG, Mr. Basit and Mr. Cochinwala. Additionally, as discussed in Note 6, the Company entered into a Subscription Agreement with Dr. Kukkonen, CTO of the Company, to purchase 4,285,714 shares of common stock at a purchase price of $0.0007 per share for $3,000.

Director Independence

Our BOD has determined that it currently has one member who qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent director is: Ms. Angelina Galiteva.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2015	2014
Audit Fees – Hein & Associates LLP	$71,389	$35,200
Other Fees	–	–
	$71,389	$35,200

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).
3.3 (i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.4 (i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.5 (i)	Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.9 (i)	Amendment to Articles of Incorporation dated December 31, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014).
3.9 (j)	Amendment to Articles of Incorporation dated August 5, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed August 10, 2015).
3.9 (k)	Amendment to Articles of Incorporation dated December 8, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 10, 2015).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).
10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).
10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).
10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).
10.1E	VIASPACE Inc. 2015 Stock Incentive Plan dated August 5, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2015).
10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).
10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
10.5	2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).
10.6	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).

Exhibit Number	Description of Exhibit
10.7	Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).
10.8	Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 27, 2008).
10.9	Amendment to Securities Purchase Agreement dated June 22, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 26, 2009).
10.10	Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 25, 2009).
10.11	Amendment No. 3 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 16, 2009).
10.12	Amendment No. 4 to Securities Purchase Agreement dated November 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 23, 2009).
10.13	Amendment No. 5 to Securities Purchase Agreement dated November 25, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2009).
10.14	Amendment No. 6 to Securities Purchase Agreement dated December 18, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2009).
10.15	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 20, 2010).
10.16	Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).
10.17	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).
10.18	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).
10.19	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.20	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
10.20A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).
10.21	Recapitalization Agreement dated September 30, 2012 by and among the Registrant, VIASPACE Green Energy Inc. (“VGE”), Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012).
10.22	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Registrant and VGE (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).
10.23	Loan Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).
10.24	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).
10.24A	Amendment to Form of Secured Convertible Note dated October 28, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 31, 2014).
10.25	Security Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).
10.26	Mutual Limited Release dated September 30, 2012 by and among the Registrant, VGE, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated by reference to Exhibit 10.06 of the Company’s Form 8-K filed October 5, 2012).
10.27	Lock-up Agreement dated September 30, 2012 by and among VIASPACE and the other parties listed therein (incorporated by reference to Exhibit 10.07 of the Company’s Form 8-K filed October 5, 2012).
10.28	Kukkonen Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2012).

Exhibit Number	Description of Exhibit
10.28A	Kukkonen Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2013).
10.28B	Kukkonen Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).
10.28C	Amendment to Kukkonen Employment Agreement dated June 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2015).
10.28D	Kukkonen Employment Agreement dated October 8, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 14, 2015).
10.29	Muzi Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.29A	Muzi Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2013).
10.29B	Muzi Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 31, 2014).
10.29C	Muzi Employment Agreement dated September 24, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 30, 2015).
10.30	Kukkonen, Muzi and Galiteva Lock Up Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.31	Senior Secured Convertible Promissory Note dated October 23, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2012).
10.32	Senior Secured Convertible Promissory Note dated November 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2012).
10.33	Senior Secured Convertible Promissory Note dated December 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 31, 2012).
10.34	Senior Secured Convertible Promissory Note dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2013).
10.35	Senior Secured Convertible Promissory Note dated February 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 25, 2013).
10.36	Senior Secured Convertible Promissory Note dated March 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2013).
10.37	Senior Secured Convertible Promissory Note dated April 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 30, 2013).
10.38	Senior Secured Convertible Promissory Note dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2013).
10.39	Senior Secured Convertible Promissory Note dated June 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2013).
10.40	Senior Secured Convertible Promissory Note dated July 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2013).
10.41	Senior Secured Convertible Promissory Note dated August 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 29, 2013).
10.42	Senior Secured Convertible Promissory Note dated September 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 26, 2013).
10.43	Senior Secured Convertible Promissory Note dated October 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 28, 2013).
10.44	Senior Secured Convertible Promissory Note dated January 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2014).
10.45	Senior Secured Convertible Promissory Note dated February 26, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 27, 2014).
10.46	Senior Secured Convertible Promissory Note dated March 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 19, 2014).
10.47	Senior Secured Convertible Promissory Note dated April 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 24, 2014).
10.48	Senior Secured Convertible Promissory Note dated May 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 22, 2014).
10.49	Senior Secured Convertible Promissory Note dated June 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 20, 2014).
10.50	Senior Secured Convertible Promissory Note dated July 18, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 18, 2014).
10.51	Senior Secured Convertible Promissory Note dated August 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2014).

Exhibit Number	Description of Exhibit
10.52	Senior Secured Convertible Promissory Note dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 23, 2014).
10.53	Senior Secured Convertible Promissory Note dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).
10.54	Senior Secured Convertible Promissory Note dated November 6, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2014).
10.55	Senior Secured Convertible Promissory Note dated December 9, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 9, 2014).
10.56	Senior Secured Convertible Promissory Note dated January 21, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 22, 2015).
10.57	Senior Secured Convertible Promissory Note dated February 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 19, 2015).
10.58	Senior Secured Convertible Promissory Note dated March 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 25, 2015).
10.59	Senior Secured Convertible Promissory Note dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 15, 2015).
10.60	Subscription Agreement between Registrant and Haris Basit dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 17, 2015).
10.61	Subscription Agreement between Registrant and Asad Cochinwala dated April 14, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 17, 2015).
10.62	Senior Secured Convertible Promissory Note dated May 26, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2015).
10.63	Senior Secured Convertible Promissory Note dated June 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2015).
10.64	Haris Basit Employment Agreement dated July 10, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 15, 2015).
10.65	Senior Secured Convertible Promissory Note dated July 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 14, 2015).
10.66	Senior Secured Convertible Promissory Note dated July 28, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 29, 2015).
10.67	Subscription Agreement between Registrant and Lajpat Rai dated July 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 5, 2015).
10.68	Senior Secured Convertible Promissory Note dated August 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2015).
10.69	Subscription Agreement between Registrant and Lajpat Rai dated August 20, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 21, 2015).
10.70	Senior Secured Convertible Promissory Note dated September 2, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2015).
10.71	Senior Secured Convertible Promissory Note dated September 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2015).
10.72	Subscription Agreement between Registrant and Mark Monahan dated October 6, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 8, 2015).
10.73	Senior Secured Convertible Promissory Note dated November 9, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 10, 2015).
10.74	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated November 9, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 10, 2015).
10.75	Senior Secured Convertible Promissory Note dated November 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 25, 2015).
10.76	Senior Secured Convertible Promissory Note dated December 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2015).
10.77	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated December 22, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 23, 2015).
14.1	VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

Exhibit Number	Description of Exhibit
21	* List of subsidiaries of Company.
23.1	* Consent of Hein & Associates LLP dated April 14, 2016.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	* XBRL Instance Document
101.SCH	* XBRL Schema Document
101.CAL	* XBRL Calculation Linkbase Document
101.DEF	* XBRL Definition Linkbase Document
101.LAB	* XBRL Label Linkbase Document
101.PRE	* XBRL Presentation Linkbase Document

__________

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2016.

VIASPACE INC.
(Registrant)

By:	/s/ HARIS BASIT
Name: Haris Basit
Title: Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ STEPHEN J. MUZI
Name: Stephen J. Muzi
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ HARIS BASIT	Chief Executive Officer	April 14, 2016
Haris Basit	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	April 14, 2016
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ CARL KUKKONEN	Chief Technology Officer and Director	April 14, 2016
Carl Kukkonen

/s/ ANGELINA GALITEVA	Director	April 14, 2016
Angelina Galiteva

/s/ KEVIN L. SCHEWE	Director	April 14, 2016
Kevin L. Schewe

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

VIASPACE Inc.

We have audited the accompanying balance sheets of VIASPACE Inc. as of December 31, 2015 and 2014, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. Recurring losses have resulted in an accumulated deficit of $52,247,000. The Company expects such losses to continue. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATES LLP

Irvine, California

April 14, 2016

VIASPACE INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and equivalents	$10,000	$13,000
Accounts receivable	41,000	–
Prepaid expenses	69,000	250,000
TOTAL CURRENT ASSETS	120,000	263,000

FIXED ASSETS, NET	–	–

OTHER ASSETS:
Investment in Almaden Energy Group	40,000	–
Other assets	2,000	1,000
TOTAL OTHER ASSETS	42,000	1,000

TOTAL ASSETS	$162,000	$264,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$93,000	$58,000
Accrued expenses	73,000	65,000
Unearned revenue	47,000	65,000
Related party payables	656,000	640,000
TOTAL CURRENT LIABILITIES	869,000	828,000

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2015 and $0.001 in 2014, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2015 and 2014	–	–
Common stock, $0.0001 par value in 2015 and $0.001 in 2014, 3,900,000,000 shares authorized, 1,995,451,343 and 1,562,431,607 shares issued and outstanding in 2015 and 2014, respectively	200,000	1,562,000
Additional paid in capital	51,340,000	48,115,000
Accumulated deficit	(52,247,000)	(50,241,000)
Total shareholders’ deficit	(707,000)	(564,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$162,000	$264,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015		2014
REVENUES		$188,000		$153,000
COST OF REVENUES		87,000		46,000
GROSS PROFIT		101,000		107,000

OPERATING EXPENSES
Operations		61,000		57,000
Selling, general and administrative		1,376,000		669,000
Total operating expenses		1,437,000		726,000
LOSS FROM OPERATIONS		(1,336,000)		(619,000)

OTHER INCOME (EXPENSE)
Interest expense		(710,000)		(138,000)
Other expense		(44,000)		–
Other income		84,000		5,000
Total other expense		(670,000)		(133,000)

LOSS BEFORE INCOME TAXES		(2,006,000)		(752,000)
Income taxes		–		–
NET LOSS		$(2,006,000)		$(752,000)

LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted		1,704,277,945		1,520,187,700

__________

* Less than $0.01 per common share.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, JANUARY 1, 2014	1,489,332,999	$1,489,000	$47,432,000	$(49,489,000)	$(568,000)

Shares issued for consulting services	30,273,846	30,000	263,000		293,000
Beneficial conversion feature of convertible debt			137,000		137,000
Stock issued upon conversion of note payable	42,824,762	43,000	222,000		265,000
Non cash compensation related to stock options			61,000		61,000
Net loss				(752,000)	(752,000)
BALANCE, DECEMBER 31, 2014	1,562,431,607	$1,562,000	$48,115,000	$(50,241,000)	$(564,000)

Shares issued for consulting services	10,991,009	11,000	83,000		94,000
Beneficial conversion feature of convertible debt			709,000		709,000
Stock issued upon conversion of note payable	321,767,290	202,000	186,000		388,000
Stock issued upon purchase of common shares	80,975,723	82,000	118,000		200,000
Stock issued to officer at discount	19,285,714	6,000	33,000		39,000
Non cash compensation related to stock options			433,000		433,000
Par value adjustment		(1,663,000)	1,663,000		-
Net loss				(2,006,000)	(2,006,000)
BALANCE, DECEMBER 31, 2015	1,995,451,343	$200,000	$51,340,000	$(52,247,000)	$(707,000)

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,006,000)	$(752,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	463,000	61,000
Stock issued for consulting expense	272,000	293,000
Amortization of debt discount	709,000	137,000
Gain on minority investment in Almaden Energy Group	(40,000)	–
Decrease (increase) in:
Accounts receivable	(41,000)	–
Prepaid expenses	103,000	69,000
Increase (decrease) in:
Accounts payable	35,000	26,000
Accrued expenses and other	1,000	9,000
Unearned revenue	(18,000)	29,000
Related party payables	16,000	(40,000)
Net cash used in operating activities	(506,000)	(168,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	388,000	265,000
Investment to purchase stock	209,000	–
Payments on financed insurance	(94,000)	(90,000)
Net cash provided by financing activities	503,000	175,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,000)	7,000
CASH AND EQUIVALENTS, Beginning of year	13,000	6,000
CASH AND EQUIVALENTS, End of year	$10,000	$13,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2015:

•	The Company issued 40,000,000 shares of the Company’s common stock for future services valued at $239,000. $90,000 of this amount representing 10,000,000 shares was recorded at issuance as prepaid expenses valued at $90,000. The remaining 30,000,000 shares with a value of $149,000 was not recorded to prepaid expenses since the shares were unvested at December 31, 2015. The shares are not recorded for accounting purposes until they are vested.
•	The Company recorded a discount on the loans from Dr. Schewe of $709,000 as a result of a beneficial conversion feature. During 2015, Dr. Schewe converted loans of $388,000 to equity.
•	The Company financed its annual director and officer insurance premium in the amount of $93,000.

Supplemental Disclosure of Non-Cash Activities for 2014:

•	The Company issued 30,000,000 shares of the Company’s common stock for future services valued at $290,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $137,000 as a result of a beneficial conversion feature. During 2014, Dr. Schewe converted loans of $265,000 to equity.
•	The Company financed its annual director and officer insurance premium in the amount of $86,416.

 The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $52,247,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The accompanying audited financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications were made to the December 31, 2014 financial statements to conform to the December 31, 2015 financial statement presentation.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 or 2014.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required.

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

Revenue Recognition – The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2015 and 2014, the Company has recognized revenues under revenue models 3 and 4.

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

Major Customers – A relatively small number of customers account for a significant percentage of the Company’s sales. Five customers represented 100% of revenues for the year ending December 31, 2015.

Stock Based Compensation – VIASPACE has a stock-based compensation plan. The Company has adopted the accounting and disclosure provisions of “Share-Based Payments”, codified in FASB ASC Topic 718, using the modified prospective application transition method. FASB ASC Topic 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values using the modified prospective transition method. FASB ASC Topic 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite services periods on a straight-line basis in the Company’s Statements of Operations. The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of: (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its balance sheet.

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

Research and Development – The Company did not record any research and development activities in 2015 or 2014. If we do in the future, it will be expensed as incurred.

Joint Venture - The Company entered into a joint venture with Corporacion Agricola, S.A. (“Agricorp”), a Nicaragua company, and formed Energia Reino Verde, S.A. (“ERV”) on January 30, 2014. The Company was granted an equity interest of 50% of outstanding shares of ERV for $0 on December 9, 2014. At December 31, 2015, the net assets of ERV were immaterial. The Company has accounted for their investment under the equity method and at December 31, 2015, the investment was recorded at $0. Future plans are that ERV will own and operate a 12 MW biomass power plant that will be co-located with the 834 hectare (2,060 acre) Giant King® Grass plantation project in Nicaragua.

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

Subsequent Events – We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 11) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our financial statements.

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2015, the Company issued 10,000,000 shares of the Company’s common stock for future services valued at $90,000. As of December 31, 2015 and December 31, 2014, included in prepaid expenses for this third party provider is $3,000 and $182,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the year ended December 31, 2015 and 2014, the Company recorded $272,000 and $293,000, respectively, of stock related expenses.

Other prepaid expenses (non stock related) were $66,000 and $68,000 at December 31, 2015 and December 31, 2014, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for the year ended December 31, 2015. The carrying value of the investment is $40,000 as of December 31, 2015. We recorded other income of $84,000 in the Company’s Statements of Operation during the second quarter of 2015. The company recorded a loss on investment in AEG of $44,000 in the fourth quarter of 2015 due to a decrease in its fair value. See Note 9 for additional related party transactions with AEG.

NOTE 4 – STOCK OPTIONS, WARRANTS AND ISSUED STOCKS

VIASPACE Inc. 2005 and 2015 Stock Incentive Plans

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

On August 5, 2015, the BOD of the Company adopted the 2015 Stock Incentive Plan (the “New Plan”) reserving 800,000,000 shares of common stock for issuance. The New Plan is designed to provide additional incentive to employees, directors and consultants of the Company through awarding incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. The Plan was also approved by the holders of a majority of the Company’s common stock. The Company has not filed a Form S-8 Registration Statement with the SEC for the New Plan as of December 31, 2015.

The Company’s BOD administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. Stock options granted pursuant to the terms of the Plans generally cannot be granted with an exercise price of less than 100% of the fair market value on the grant date. The term of the options granted under the Plan cannot be greater than 10 years. The vesting term is determined by the BOD.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to employees, directors and consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

For stock options issued to employees, director and consultants for 2015 and 2014, the fair value was estimated at the date of grant using the following range of assumptions:

	2015	2014
Risk free interest rate	1.80% - 2.12%	1.97%
Dividends	0%	0%
Volatility factor	130.65% - 132.00%	132.99%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0%	0%

The following table summarizes activity for employees and directors in the Company’s Plan and New Plan at December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	97,408,000	$0.0120
Granted	165,922,000	0.0039
Exercised	–	–
Cancelled and forfeited	80,100,000	0.0140
Outstanding at December 31, 2015	183,230,000	$0.0038	9.40	$–
Exercisable at December 31, 2015	132,874,000	$0.0037	9.27	$–

During 2015, stock options totaling 165,922,000 were granted and 80,100,000 stock options were cancelled. At December 31, 2015, there were 715,047,000 shares available for future grant. The Plan recorded $433,000 of compensation expense for employees and director stock options in 2015. At December 31, 2015, there was $156,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and nine months. At December 31, 2015, the fair value of options vested for employees and directors was $306,000. There were no options exercised during 2015.

During 2015, the Company issued 991,009 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at $3,840 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less a 50% discount. On August 31, 2015, the Board voted to change the discount that Dr. Schewe will receive on conversions of loans into common stock from a discount of 50% to a discount of 80%. In connection with the separation from VGE, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period.

From January 1, 2015 through December 31, 2015, Dr. Schewe made loans of $388,000 to the Company. The Company recorded a discount on the loans of $709,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2015, Dr. Schewe converted loans totaling $388,000 into 321,767,290 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. As of December 31, 2015, the Company had remaining availability under the note of $5,000.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred Stock

At December 31, 2015 and 2014, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.001. On December 8, 2015, the Company’s board of directors and a majority of its common shareholders approved a resolution to decrease the par value of the Company’s preferred stock from $0.001 to $0.0001.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License (discussed in Note 10) remained exclusive to the Company. Upon the earlier of (i) the expiration of five years or (ii) the date when the Company reached a market capitalization of at least $50 million, the proxy would be cancelled as the Preferred Share would be transferred from Chang to Schewe.

At December 31, 2015 and December 31, 2014, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2015, the number of authorized shares of the Company’s common stock was 1,800,000,000. On August 7, 2015, the Company’s board of directors and a majority of its common shareholders approved a resolution to increase authorized common shares from 1,800,000,000 shares to 3,900,000,000 shares. As of January 1, 2015, the par value of common and preferred shares was $0.001. On December 8, 2015, the Company’s board of directors and a majority of its common shareholders approved a resolution to decrease the par value of the Company’s common stock from $0.001 to $0.0001. Common shareholders are entitled to one vote for each share held on all matters voted on by shareholders.

During 2015, the Company issued 10,991,009 unregistered shares of common stock to employees, consultants and vendors for services provided or to be provided to the Company. These share issuances were recorded at $94,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

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

On October 6, 2015, the Company entered into a Subscription Agreement with a private investor to purchase 23,809,524 shares of common stock at a purchase price of $0.0021 per share for $50,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment.

On November 9, 2015, the Company entered into a Subscription Agreement with Dr. Kukkonen, CTO of the Company, to purchase 4,285,714 shares of common stock at a purchase price of $0.0007 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment.

On December 22, 2015, the Company entered into a Subscription Agreement with Dr. Kukkonen, CTO of the Company, to purchase 15,000,000 shares of common stock at a purchase price of $0.0004 per share for $6,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment.

During 2015, the Company issued 321,767,290 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

As of December 31, 2015, there were 1,995,451,343 shares of common stock outstanding.

NOTE 7 – INCOME TAX

The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $260,000 for the year ended December 31, 2014 and increased by $694,000 for the year ended December 31, 2015. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The Company has Federal net operating loss carryovers of approximately $20,815,000 available at December 31, 2015 and State net operating loss carryovers of approximately $20,713,000 available at December 31, 2015. The federal and California net operating losses will begin to expire in 2023 and 2015, respectively. Additionally, the Company has capital loss carryforwards of approximately $13,231,000 available at December 31, 2015, which expire through 2018. Due to the uncertainty surrounding the realization of the capital loss carryforwards in future tax returns, the tax effect of the capital loss carryforwards is not recognized in the income tax provision.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2015 and 2014, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2015.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2015 and 2014. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2012 – 2014
California	2011 – 2014

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2015 and 2014:

	2015		2014
U.S Statutory rates	34.0%		34.0%
State taxes, net of Federal benefit	5.6%		5.6%
Permanent differences	(1.0%	)	(1.2%	)
Change in Valuation allowance	(38.6%	)	(38.4%	)
Other	–		–
Effective income tax rate	0.0%		0.0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014:

	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$8,285,000	$7,746,000
Stock compensation expense	4,166,000	4,015,000
Other	4,000	-
Total Deferred Tax Assets	12,455,000	11,761,000
Less: Valuation allowance	(12,455,000)	(11,761,000)
Net Deferred Tax Assets	$–	$–

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2015 and 2014 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2015	2014
Stock Options	183,230,000	97,408,000

The following table sets forth the computation of basic and diluted net loss per share for 2015 and 2014, respectively:

	2015		2014
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(2,006,000)		$(752,000)
Denominator:
Weighted average shares of common stock outstanding		1,704,277,945		1,520,187,700

Net loss per share of common stock, basic and diluted	$	*	$	*

__________

*  Less than $0.01

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at December 31, 2015 and December 31, 2014 are Related Party Payables of $656,000 and $640,000, respectively. The Company has a payable of $640,000, at December 31, 2015 and December 31, 2014 owed to Dr. Carl Kukkonen. On July 10, 2015, Dr. Kukkonen’s title changed from CEO to Chief Technology Office (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2015: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. At December 31, 2015, the Company also has a royalty payable to VGE of $16,000. There was no corresponding payable to VGE at December 31, 2014.

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

As part of the supply contract, the Company was issued 25% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. As part of the Company’s agreement with director Khurram Irshad, the Company is required to issue 25% of its equity ownership interest in AEG to Mr. Irshad. At December 31, 2015, the Company recorded $40,000 as an Investment in AEG on its Balance Sheet representing the fair value estimate of the Company’s minority interest in AEG (see Note 3).

As discussed in Note 6, on April 14, 2015, two principals of AEG invested $100,000 to purchase unregistered shares of the Company’s common stock. One of these investors, Mr. Haris Basit, became CEO and director of the Company on July 10, 2015 and is also the CEO of AEG. The other investor was Asad Cochinwala who is CFO of AEG. In total, 28,571,428 common shares of the Company are owned by the founding partners of AEG, Mr. Basit and Mr. Cochinwala. Additionally, as discussed in Note 6, the Company entered into a Subscription Agreement with Dr. Kukkonen, CTO of the Company, to purchase 4,285,714 shares of common stock at a purchase price of $0.0007 per share for $3,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent expense charged to operations for the year ended December 31, 2015 and December 31, 2014, was $12,000 and $16,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the years ending December 31, 2015 and 2014, the Company received $129,000 and $182,000, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $188,000 and $153,000 for the years ending December 31, 2015 and 2014, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $5,000 pursuant to the convertible loan agreement and immediately converted the $5,000 loan into 12,500,000 shares of Company common stock at a conversion price of $0.0004 per common share.

On January 25, 2016, Schewe entered into a new convertible loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The loans would be evidenced by a secured convertible note. The notes accrue interest at 8% per annum, and are secured by all assets of the Company pursuant to a security agreement and are convertible into shares of Company common stock at a price equal to 20% of the average closing price for the 20 trading days prior to the issuance of the loan.

On January 27, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $15,000 pursuant to the convertible loan agreement and immediately converted the $15,000 loan into 37,500,000 shares of Company common stock at a conversion price of $0.0004 per common share.

On February 25, 2016, the Company entered into a Subscription Agreement with Almaden Energy Group, LLC. ("AEG"), a related party whose CEO is Haris Basit, CEO of the Company, in which AEG agreed to purchase 12,500,000 shares of common stock at a purchase price of $0.0016 per share for $20,000. The purchase price per share was equal to 50% of the average closing price of the Registrant's common stock for the 20 trading days immediately preceeding the date of the investment. Additionally, AEG and the Company signed an Addendum which amended the April 13, 2015 Grass Supply Contract (the "Contract) for Giant King Grass. $30,000 was still owed to the Company for the Contract by AEG. AEG agreed to pay $20,000 of the $30,000 owed to the Registrant, but in return would received Company common shares with a market value of $40,000 (i.e. 50% discount to current market price). $10,000 remains to be paid to Company by AEG at a later date.

On February 26, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $15,000 pursuant to the convertible loan agreement and immediately converted the $15,000 loan into 25,000,000 shares of Company common stock at a conversion price of $0.0006 per common share.

On February 26, 2016, the Company entered into a Subscription Agreement with Dr. Carl Kukkonen, Chief Technology Officer of the Company, to purchase 5,000,000 shares of common stock at a purchase price of $0.0006 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment.

On March 28, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $15,000 pursuant to the convertible loan agreement and immediately converted the $15,000 loan into 25,000,000 shares of Company common stock at a conversion price of $0.0006 per common share.

On March 28, 2016, the Company entered into a Subscription Agreement with Dr. Carl Kukkonen, Chief Technology Officer of the Company, to purchase 5,000,000 shares of common stock at a purchase price of $0.0006 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment.

