Form 10-Q
period 2016-03-31
VIASPACE Inc.
filed 2016-05-23
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,300,434,676 shares of $0.0001 par value common stock issued and outstanding as of May 23, 2016.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)	*
CURRENT ASSETS:
Cash and equivalents	$10,000	$10,000
Accounts receivable	–	41,000
Prepaid expenses	54,000	69,000
TOTAL CURRENT ASSETS	64,000	120,000

OTHER ASSETS:
Investment in Almaden Energy Group	30,000	40,000
Other assets	2,000	2,000
TOTAL OTHER ASSETS	32,000	42,000

TOTAL ASSETS	$96,000	$162,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$138,000	$93,000
Accrued expenses	49,000	73,000
Unearned revenue	67,000	47,000
Related party payables	650,000	656,000
TOTAL CURRENT LIABILITIES	904,000	869,000

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2016 and 2015, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	–	–
Common stock, $0.0001 par value , 3,900,000,000 shares authorized, 2,197,951,343 and 2,025,451,343 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	213,000	200,000
Additional paid-in capital	51,597,000	51,340,000
Accumulated deficit	(52,618,000)	(52,247,000)
Total shareholders’ deficit	(808,000)	(707,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$96,000	$162,000

* Amounts derived from audited financial statements for the year ended December 31, 2015

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES	$15,000	$15,000
COST OF REVENUES	18,000	7,000
GROSS PROFIT (LOSS)	(3,000)	8,000

OPERATING EXPENSES
Operations	11,000	10,000
Selling, general and administrative	312,000	177,000
Total operating expenses	323,000	187,000
LOSS FROM OPERATIONS	(326,000)	(179,000)

OTHER INCOME (EXPENSE)
Interest expense	(51,000)	(92,000)
Other income	16,000	–
Other expense	(10,000)	–
Total other expense	(45,000)	(92,000)

LOSS BEFORE INCOME TAXES	(371,000)	(271,000)
Income taxes	–	–
NET LOSS	$(371,000)	$(271,000)

LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	2,124,984,310	1,582,017,065

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016		2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(371,000)		$(271,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation		73,000		33,000
Stock issued for consulting expense		63,000		19,000
Amortization of discounts on notes payable		50,000		92,000
Loss on minority investment in Almaden Energy Group		10,000		―
(Increase) decrease in operating assets:
Accounts receivable		41,000		―
Prepaid expenses		24,000		28,000
Increase (decrease) in operating liabilities:
Accounts payable		45,000		35,000
Accrued expenses and other		(25,000)		(23,000)
Related party		(6,000)		―
Unearned revenue		20,000		(15,000)
Net cash used in operating activities		(76,000)		(102,000)

CASH FLOWS FROM INVESTING ACTIVITIES		―		―

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party		50,000		105,000
Stock issued for investment by related parties		26,000		―
Net cash provided by financing activities		76,000		105,000

NET INCREASE IN CASH AND CASH EQUIVALENTS		―		3,000
CASH AND CASH EQUIVALENTS, Beginning of period		10,000		13,000
CASH AND CASH EQUIVALENTS, End of period		$10,000		$16,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$	―	$	―
Income taxes	$	―	$	―

Supplemental Disclosure of Non-Cash Activities for 2016:

•	The Company issued 50,000,000 shares of the Company’s common stock for future funding source.
•	The Company recorded a discount on the loans from Dr. Schewe of $50,000 as a result of a beneficial conversion feature. During 2016, Dr. Schewe converted loans of $50,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2015:

•	The Company issued 10,000,000 shares of the Company’s common stock for future services valued at $90,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $92,000 as a result of a beneficial conversion feature. During 2015, Dr. Schewe converted loans of $105,000 to equity.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $52,618,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 4, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

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

Note 2 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for the year ended December 31, 2015. The carrying value of the investment is $30,000 and $40,000 as of March 31, 2016 and December 31, 2015, respectively. We recorded other expense of $10,000 in the Company’s Statements of Operation during the three months ended March 31, 2016, related to a loss on investment in AEG due to a decrease in its fair value. See Note 7 for additional related party transactions with AEG.

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

The following is a summary of the Company’s stock option activity for the three months ended at March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	183,230,000	$0.0038
Granted	18,750,000	0.0017
Exercised	–	–
Cancelled and forfeited	–	–
Outstanding at March 31, 2016	201,980,000	$0.0036	9.21	$13,000
Exercisable at March 31, 2016	106,930,000	$0.0036	9.13	$13,000

Stock options totaling 18,750,000 were granted during the three months ended March 31, 2016. The Plan recorded $52,000 of compensation expense for employees and director stock options in 2016. At March 31, 2016, there was $134,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and six months. At March 31, 2016, the fair value of options vested for employees and directors was $381,000. There were no options exercised during the three months ended March 31, 2016.

NOTE 4 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTY

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. In connection with the separation from VGE on September 30, 2012, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation. Schewe completed the funding of $1,000,000 on January 13, 2016 with a funding of $5,000.

On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. From January 14, 2016 through March 31, 2016, Dr. Schewe made loans of $45,000 to the Company. Including the loan of $5,000 on January 13, 2016, the Company recorded a discount on the loans of $50,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Dr. Schewe converted loans totaling $50,000 into 100,000,000 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at March 31, 2016 and December 31, 2015. As of March 31, 2016, the Company had remaining availability under the note of $255,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of January 1, 2016, the number of authorized shares of the Company’s common stock was 3,900,000,000.

During 2016 and 2015, the Company issued 50,000,000 and 40,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%.

On February 26, 2016, the Company entered into a Subscription Agreement with Almaden Energy Group, LLC (“AEG”) in which AEG agreed to purchase 12,500,000 shares of common stock at a purchase price of $0.0016 per share for $20,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. Mr. Basit is CEO of the Company and of AEG, a customer of the Company as discussed in Note 7. The Company issued such common stock on the date of such Subscription Agreement.

On February 26, 2016, the Company entered into a Subscription Agreement with Dr. Kukkonen, CTO of the Company, to purchase 5,000,000 shares of common stock at a purchase price of $0.0006 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. The Company issued such common stock on the date of such Subscription Agreement.

On March 28, 2016, the Company entered into a Subscription Agreement with Dr. Kukkonen, CTO of the Company, to purchase 5,000,000 shares of common stock at a purchase price of $0.0006 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. The Company issued such common stock on the date of such Subscription Agreement.

During 2016, the Company issued 100,000,000 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 4.

As of March 31, 2016, there were 2,197,951,343 shares of common stock outstanding.

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

The following table sets forth common stock equivalents (potential common stock) at March 31, 2016 and 2015 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	March 31, 2016	March 31, 2015
Stock Options	201,980,000	97,408,000

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stockholders	$(371,000)	$(271,000)
Denominator:
Weighted average shares of common stock outstanding	2,124,984,310	1,582,017,065
Net loss per share of common stock, basic and diluted	$0.00	$0.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at March 31, 2016 and December 31, 2015 are Related Party Payables of $650,000 and $656,000, respectively. The Company has a payable of $640,000, at March 31, 2016 and December 31, 2015 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2015: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. At March 31, 2016 and December 31, 2015, the Company also has a royalty payable to VGE of $0 and $16,000, respectively. On March 28, 2016, the Giant King Grass license with VGE was renegotiated which resulted in the Company not owing VGE any royalties for past revenues recorded by the Company. The $16,000 was recorded as other income in the Company’s Statement of Operations for the three months ended March 31, 2016.

The Company has a loan agreement with Director Dr. Kevin Schewe which is described in Note 4.

On December 18, 2013, the Company entered into a Representation in Pakistan and Giant King Grass supply contract with Winergy Pakistan Private Limited (“Winergy”), a company incorporated and existing under the laws of Pakistan. Mr. Khurram Irshad, a former director of the Company, is a director and shareholder of Winergy. Mr Irshad resigned from the Company’s board of directors on January 24, 2016. Winergy was also appointed the exclusive representative of the Company in Pakistan. Winergy is developing bioenergy and animal feed projects in Pakistan and seeking a biomass source. The Company's Giant King Grass will be supplied to Winergy and a propagation nursery and test plot is to be established in Pakistan. Winergy will operate and pay the expenses for a Giant King Grass propagation nursery and test plot in Pakistan. Winergy paid a one-time fee of $5,000 to the Company upon the signing of the contract. The Company expects to receive additional license fees in the future from Winergy when they are able to secure relationships with customers who will use the Company's Giant King Grass in their particular application. No revenues were received from Winergy in 2016.

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

At March 31, 2016, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At March 31, 2016, the Company recorded $30,000 as an Investment in AEG on its Balance Sheet representing the fair value estimate of the Company’s minority interest in AEG (see Note 2).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent and utility expense charged to operations for the three months ended March 31, 2016 and 2015, was $2,000 and $4,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended March 31, 2016 and 2015, the Company received $35,000 and $0, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $15,000 and $15,000 for the three months ended March 31, 2016 and 2015, respectively.

Global Supply, License, and Commercialization Agreement

Executed on April 4, 2016 and effective as of March 28, 2016, the Company, VGE and Guangzhou Inter-Pacific Arts Corp., a Chinese wholly-owned foreign enterprise registered in Guangdong province ("IPA") owned by VGE, entered into the Global Supply, License, and Commercialization Agreement (the "New Agreement").

Prior to the New Agreement, IPA and VGE had entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between IPA and VGE regarding Giant King Grass ("IPA-VGE Agreement"). In turn, VGE and the Company also entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between VGE and the Company regarding Giant King Grass ("VGE-VIASPACE Agreement").

Under the New Agreement, VGE and the Company terminated the VGE-VIASPACE Agreement and IPA directly granted the Company an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses ("Three GK Grasses") throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore ("VIASPACE Territory"). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA also granted the right to use and market the name "Giant King Grass" and other related names.

The Company would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA held all rights of ownership to the Three GK Grasses. The Company would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA would use commercially reasonable efforts to maintain its intellectual property rights. The Company would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

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

Effective October 1, 2015, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $120,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. On May 13, 2016, the Company entered into a new employment agreement with Dr. Kukkonen for the period May 13, 2016 through September 30, 2016. All terms remained the same as the previous employment agreement with the exception that the provision allowing Dr. Kukkonen to purchase $3,000 worth of common stock per month at a discount has been removed.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 9 – SUBSEQUENT EVENTS

On April 11, 2016, in accordance with the employment agreement of Mr. Basit, the Company issued 18,750,000 stock options to him at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of that date. The stock options are vested immediately.

On April 12, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $35,000 pursuant to the convertible loan agreement and immediately converted the $35,000 loan into 58,333,333 shares of Company common stock at a conversion price of $0.0006 per common share.

On May 4, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $10,000 pursuant to the convertible loan agreement and immediately converted the $10,000 loan into 12,500,000 shares of Company common stock at a conversion price of $0.0008 per common share.

On May 12, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $25,000 pursuant to the convertible loan agreement and immediately converted the $25,000 loan into 31,250,000 shares of Company common stock at a conversion price of $0.0008 per common share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission.  The following should be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2015 Annual Report on Form 10-K as filed with the SEC.

VIASPACE Overview

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the three months ended March 31, 2016 and 2015, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to March 31, 2015

Revenues

Revenues were $15,000 during both the three months ended March 31, 2016 and the three months ended March 31, 2015. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $18,000 and $7,000 for the three months ended March 31, 2016 and 2015, respectively, an increase of $11,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2016 compared to the same period in 2015 was a decrease in gross profit from a gross profit of $8,000 for the three months ended March 31, 2015 to a gross loss of $3,000 for the three months ended March 31, 2016.

Operations Expenses

Operations expenses were $11,000 and $10,000 for the three months ended March 31, 2016 and March 31, 2015, an increase of $1,000. Utilities were lower in 2016 compared with 2015 by $2,000 due to lower water costs. Labor and consulting costs were higher by $3,000 in 2016 as the Company hired more labor to work in the Giant King Grass field in San Diego County. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $312,000 and $177,000 for the three months ended March 31, 2016 and 2015, respectively, an increase of $135,000. Stock option compensation expense increased $18,000 in 2016 as compared with 2015 due to new stock option grants in 2016. Payroll and benefit costs were higher by $28,000 in 2016 compared with the same period of 2015 due to the Company hiring a new CEO in July 2015. Stock compensation expense was higher by $22,000 in 2016 versus 2015 due to compensation expense related to an officer purchasing common stock of the Company at a discount to market. Accounting fees increased $5,000 in 2016 as compared with 2015 due higher audit costs. Consulting fees increased $73,000 in 2016 as the Company hired a lobbyist to assist the Company in obtaining government contracts and also additional costs related to an outside service provider. Travel costs decreased $11,000 in 2016 as compared with the same period of 2015, due to reduced travel associated with conferences and new business travel costs.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2016. For the three months ended March 31, 2016, the Company had a loss from operations of $326,000 compared with a loss from operations of $179,000 for the three months ended March 31, 2015, an increase of $147,000.

Interest Expense

Interest expense was $51,000 and $92,000 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $41,000. This is due to a decrease in the amount of the discount recognized by Kevin Schewe, in 2016 as compared to 2015, due to a lower amount of loans made to the Company during 2016 as compared with 2015.

Other Expense

The Company recorded other expense of $10,000 for the three months ended March 31, 2016 and $0 for the same period in 2015. Other expense of $10,000 was recorded in 2016 due to a decrease in the fair value of the Company’s minority interest in AEG.

Other Income

The Company recorded other income of $16,000 for the three months ended March 31, 2016 and $0 for the same period in 2015. The Company reversed royalty expense no longer owed to VGE at March 31, 2016, that was accrued on the Company’s Balance Sheet at December 31, 2015, as a result of a new Global Supply, License, and Commercialization Agreement the Company entered into with VGE and Guangzhou Inter-Pacific Arts Corp. effective March 28, 2016 which eliminated any past claims either party had with each other, among other things as explained in Note 8.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2016 was $371,000. Non-cash expenses totaled $196,000 for the three months ended March 31, 2016 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities provided $99,000 of cash in 2016. Net cash used by operating activities for operations was $76,000 for the three months ended March 31, 2016.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $52,618,000 at March 31, 2016. The Company expects such losses to continue. However, on December 31, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. The Company received $50,000 from Kevin Schewe related to these Loan Agreements for the three months ended March 31, 2016. During 2016, we received capital of $20,000 through the sales of unregistered shares of common stock to Almaden Energy Group, LLC, a related party. During 2016, we also received capital of $6,000 from Dr. Carl Kukkonen, CTO of the Company. Without proceeds from additional equity financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of May 17, 2016, the Company had remaining availability under the note of $185,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders.

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

Effective October 1, 2015, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $120,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. On May 13, 2016, the Company entered into a new employment agreement with Dr. Kukkonen for the period May 13, 2016 through September 30, 2016. All terms remained the same as the previous employment agreement with the exception that the provision allowing Dr. Kukkonen to purchase $3,000 worth of common stock per month at a discount has been removed.

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

For the period ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2016.

ITEM 1A. RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than as set forth below:

Risks Related to our Grass Business

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

If the Company does not make its required royalty payments, it could lose its license. If the Company lost its license, it could be forced to cease its business.

Risks Related To An Investment In Our Stock

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the three months ended March 31, 2016 and the year ended December 31, 2015 was $371,000 and $2,006,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 2,197,951,343 were accounted for by our transfer agent as issued and outstanding as of March 31, 2016. Of these issued and outstanding shares, 1,118,428,564 shares (50.9%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company). Of the shares issued and outstanding at March 31, 2016, 1,161,050,394 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. 1,036,900,949 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2016.

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

Our executive officers, directors (including current and former), principal shareholders and related parties own 50.9% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former), principal shareholders and related parties hold 50.9% of our outstanding shares as of March 31, 2016. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2016, the Company issued 12,500,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On January 13, 2016, the Company issued a consultant 50,000,000 unregistered shares of the Company’s common stock for a future funding source. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On January 27, 2016, the Company issued 37,500,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 26, 2016, the Company issued 25,000,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 26, 2016, the Company issued 5,000,000 shares of common stock to Dr. Carl Kukkonen, CTO and Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On February 26, 2016, the Company issued 12,500,000 shares of common stock to a related party, Almaden Energy Group, LLC. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On March 28, 2016, the Company issued 25,000,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On March 28, 2016, the Company issued 5,000,000 shares of common stock to Dr. Carl Kukkonen, CTO and Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated January 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 20, 2016).
10.2	Loan Agreement between Registrant and Kevin Schewe dated January 25, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2016).
10.3	Security Agreement between Registrant and Kevin Schewe dated January 25, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2016).
10.4	Form of Senior Secured Promissory Note between Registrant and Kevin Schewe dated January 25, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 28, 2016).
10.5	Senior Secured Convertible Promissory Note dated January 27, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 28, 2016).
10.6	Senior Secured Convertible Promissory Note dated February 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2016).
10.7	Subscription Agreement between Registrant and Carl Kukkonen dated February 26, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 2, 2016).
10.8	Subscription Agreement between Registrant and Almaden Energy Group, LLC dated February 25, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 2, 2016).
10.9	Senior Secured Convertible Promissory Note dated March 28, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2016).
10.10	Subscription Agreement between Registrant and Carl Kukkonen dated March 28, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 23, 2016	By:	/s/ HARIS BASIT
Haris Basit
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2016	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

