Form 10-Q
period 2016-06-30
VIASPACE Inc.
filed 2016-08-15
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,481,868,659 shares of $0.0001 par value common stock issued and outstanding as of August 12, 2016.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$8,000	$10,000
Accounts receivable	–	41,000
Prepaid expenses	2,000	69,000
TOTAL CURRENT ASSETS	10,000	120,000

OTHER ASSETS:
Investment in Almaden Energy Group	24,000	40,000
Other assets	2,000	2,000
TOTAL OTHER ASSETS	26,000	42,000

TOTAL ASSETS	$36,000	$162,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$121,000	$93,000
Accrued expenses	35,000	73,000
Unearned revenue	47,000	47,000
Related party payables	660,000	656,000
TOTAL CURRENT LIABILITIES	863,000	869,000

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2016 and 2015, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	–	–
Common stock, $0.0001 par value, 3,900,000,000 shares authorized, 2,419,527,533 and 2,025,451,343 shares issued and 2,299,527,533 and 1,995,451,343 outstanding as of June 30, 2016 and December 31, 2015, respectively	230,000	200,000
Additional paid-in capital	51,924,000	51,340,000
Accumulated deficit	(52,981,000)	(52,247,000)
Total shareholders’ deficit	(827,000)	(707,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$36,000	$162,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$41,000	$8,000	$56,000	$23,000
COST OF REVENUES	–	12,000	18,000	19,000
GROSS PROFIT (LOSS)	41,000	(4,000)	38,000	4,000

OPERATING EXPENSES
Operations	7,000	31,000	18,000	41,000
Selling, general and administrative	279,000	251,000	591,000	428,000
Total operating expenses	286,000	282,000	609,000	469,000
LOSS FROM OPERATIONS	(245,000)	(286,000)	(571,000)	(465,000)

OTHER INCOME (EXPENSE)
Interest expense	(110,000)	(48,000)	(161,000)	(140,000)
Other expense	(8,000)	–	(18,000)	–
Other income	–	84,000	16,000	84,000
Total other income (expense)	(118,000)	36,000	(163,000)	(56,000)

LOSS BEFORE INCOME TAXES	(363,000)	(250,000)	(734,000)	(521,000)
INCOME TAXES	–	–	–	–

NET LOSS	$(363,000)	$(250,000)	$(734,000)	$(521,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	2,292,864,243	1,637,761,125	2,208,924,273	1,610,043,085

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(734,000)	$(521,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	186,000	92,000
Stock issued for consulting expense	74,000	71,000
Amortization of discounts on notes payable	160,000	140,000
Loss on minority investment in Almaden Energy Group	16,000	(84,000)
(Increase) decrease in operating assets:
Accounts receivable	41,000	–
Prepaid expenses	64,000	54,000
Increase (decrease) in operating liabilities:
Accounts payable	28,000	(14,000)
Accrued expenses and other	(37,000)	(34,000)
Related party	3,000	–
Unearned revenue	–	35,000
Net cash used in operating activities	(199,000)	(261,000)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	160,000	173,000
Stock issued for investment by related parties	37,000	100,000
Net cash provided by financing activities	197,000	273,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,000)	12,000
CASH AND CASH EQUIVALENTS, Beginning of period	10,000	13,000
CASH AND CASH EQUIVALENTS, End of period	$8,000	$25,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2016:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source.
•	The Company recorded a discount on the loans from Dr. Schewe of $160,000 as a result of a beneficial conversion feature. During 2016, Dr. Schewe converted loans of $160,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2015:

•	The Company issued 20,000,000 shares of the Company’s common stock for future services valued at $161,000. This amount was recorded at issuance as prepaid expenses.
•	The Company recorded a discount on the loans from Dr. Schewe of $140,000 as a result of a beneficial conversion feature. During 2015, Dr. Schewe converted loans of $173,000 to equity.

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $52,981,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 4, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period in accordance with such agreement. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

Note 2 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for the year ended December 31, 2015 and the six months ended June 30, 2016. The carrying value of the investment is $24,000 and $40,000 as of June 30, 2016 and December 31, 2015, respectively. We recorded other expense of $16,000 in the Company’s Statements of Operation during the six months ended June 30, 2016, related to a loss on investment in AEG due to a decrease in its fair value. See Note 7 for additional related party transactions with AEG.

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

2016
Risk free interest rate	1.48% - 1.94%
Dividends	0%
Volatility factor	132.88% - 135.09%
Expected life	6.67 years
Annual forfeiture rate	0%

The following is a summary of the Company’s stock option activity for the six months ended at June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	183,230,000	$0.0038
Granted	37,500,000	0.0025
Exercised	–	–
Cancelled and forfeited	–	–
Outstanding at June 30, 2016	220,730,000	$0.0036	9.03	$28,000
Exercisable at June 30, 2016	184,762,000	$0.0035	8.99	$28,000

Stock options totaling 37,500,000 were granted during the six months ended June 30, 2016. The Plan recorded $131,000 of compensation expense for employees and director stock options in 2016. At June 30, 2016, there was $112,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and six months. There were no options exercised during the six months ended June 30, 2016.

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

On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. From January 14, 2016 through June 30, 2016, Dr. Schewe made loans of $155,000 to the Company. Including the loan of $5,000 on January 13, 2016, the Company recorded a discount on the loans of $160,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Dr. Schewe converted loans totaling $160,000 into 256,547,619 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at June 30, 2016 and December 31, 2015. As of June 30, 2016, the Company had remaining availability under the note of $145,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of January 1, 2016, the number of authorized shares of the Company’s common stock was 3,900,000,000.

During 2016 and 2015, the Company issued 100,000,000 and 40,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending June 30, 2016 there is no accounting impact from this transaction because the shares remain in the Company's possession.

On February 24, 2016, the Company entered into a Subscription Agreement with Almaden Energy Group, LLC (“AEG”) in which AEG agreed to purchase 12,500,000 shares of common stock at a purchase price of $0.0016 per share for $20,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. Mr. Basit is CEO of the Company and of AEG, a customer of the Company as discussed in Note 7. The Company issued such common stock on the date of such Subscription Agreement.

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

On June 6, 2016, the Company entered into a Subscription Agreement with the Carl Kukkonen III Trust, to purchase 4,285,714 shares of common stock at a purchase price of $0.0007 per share for $3,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. The Company issued such common stock on the date of such Subscription Agreement.

On June 14, 2016, the Company entered into a Subscription Agreement with Dan Kukkonen, to purchase 10,000,000 shares of common stock at a purchase price of $0.0006 per share for $6,000. The purchase price per share was equal to 20% of the average closing price of the Company's common stock for the 20 trading days immediately preceeding the date of the investment. The Company issued such common stock on the date of such Subscription Agreement.

During 2016, the Company issued 742,857 shares of common stock to a consultant of the Company. The shares were issued at fair market value on the date of the issuance.

During 2016, the Company issued 256,547,619 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 4.

As of June 30, 2016, there were 2,299,527,533 shares of common stock outstanding.

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

The following table sets forth common stock equivalents (potential common stock) at June 30, 2016 and 2015 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	June 30, 2016	June 30, 2015
Stock Options	220,730,000	104,480,000

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock	$(363,000)	$(250,000)	$(734,000)	$(521,000)

Denominator:
Weighted average shares of common stock outstanding	2,292,864,243	1,637,761,125	2,208,924,273	1,610,043,085

Net loss per share of common stock, basic and diluted	$0.00	$0.00	$0.00	$0.00

NOTE 7 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at June 30, 2016 and December 31, 2015 are Related Party Payables of $660,000 and $656,000, respectively. The Company has a payable of $645,000, at June 30, 2016 and December 31, 2015 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $141,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2015: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. Included in the cash amount owed to Dr. Kukkonen at June 30, 2016 is $5,000 related to accrued June 2016 salary. In addition, $15,000 is owed to Haris Basit at June 30, 2016 for salary earned but not paid.

At June 30, 2016 and December 31, 2015, the Company also has a royalty payable to VGE of $0 and $16,000, respectively. On March 28, 2016, the Giant King Grass license with VGE was renegotiated which resulted in the Company not owing VGE any royalties for past revenues recorded by the Company. The $16,000 was recorded as other income in the Company’s Statement of Operations for the six months ended June 30, 2016.

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

At June 30, 2016, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At June 30, 2016, the Company recorded $24,000 as an Investment in AEG on its Balance Sheet representing the fair value estimate of the Company’s minority interest in AEG (see Note 2).

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent and utility expense charged to operations for the three and six months ended June 30, 2016 was $4,000 and $6,000, respectively. Rent and utility expense charged to operations for the three and six months ended June 30, 2015 was $3,000 and $7,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the six months ended June 30, 2016 and 2015, the Company received $55,000 and $58,000, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $56,000 and $23,000 for the six months ended June 30, 2016 and 2015, respectively. The Company recognized revenue from these collaborative agreements of $41,000 and $8,000 for the three months ended June 30, 2016 and 2015, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $30,000 pursuant to the convertible loan agreement and immediately converted the $30,000 loan into 50,000,000 shares of Company common stock at a conversion price of $0.0006 per common share.

On July 26, 2016, Dr. Kevin Schewe, Director of the Company, advanced an additional $5,000 pursuant to the convertible loan agreement and immediately converted the $5,000 loan into 8,333,333 shares of Company common stock at a conversion price of $0.0006 per common share.

On July 29, 2016, the Company entered into a Subscription Agreement with a private investor to purchase 3,571,429 shares of common stock at a purchase price of $0.0014 per share for $5,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. The Company issued such common stock on the date of such Subscription Agreement.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the six months ended June 30, 2016 and 2015, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to June 30, 2015

Revenues

Revenues were $41,000 and $8,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $33,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $0 and $12,000 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $12,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2016 compared to the same period in 2015 was an increase in gross profit from a gross loss of $4,000 for the three months ended June 30, 2015 to a gross profit of $41,000 for the three months ended June 30, 2016.

Operations Expenses

Operations expenses were $7,000 and $31,000 for the three months ended June 30, 2016 and June 30, 2015, a decrease of $24,000. Labor and consulting costs were lower by $15,000 in 2016 as the Company hired less labor to work in the Giant King Grass field in San Diego County. Laboratory fees were lower in 2016 by $2,000 in 2016 as compared to the same period of 2015 due to less testing of Giant King Grass in 2016. Other operations expenses were lower by $7,000 in 2016 as compared with the same period in 2015. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $279,000 and $251,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $28,000. Stock option compensation expense increased $21,000 in 2016 as compared with 2015 due to new stock option grants in 2016. Payroll and benefit costs were higher by $31,000 in 2016 compared with the same period of 2015 due to the Company hiring a new CEO in July 2015. Stock compensation expense was higher by $33,000 in 2016 versus 2015 due to compensation expense related to an officer family member purchasing common stock of the Company at a discount to market. Accounting fees increased $8,000 in 2016 as compared with 2015 due higher audit costs. Legal fees decreased $6,000 in 2016 due to lower legal fees. Consulting fees decreased $45,000 in 2016 as the Company did not use a lobbyist to assist the Company in obtaining government contracts and also did not use an outside service provider. Travel costs decreased $7,000 in 2016 as compared with the same period of 2015, due to reduced travel associated with conferences and new business travel costs. Other costs decreased $7,000 in 2016 as compared to 2015.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2016. For the three months ended June 30, 2016, the Company had a loss from operations of $245,000 compared with a loss from operations of $286,000 for the three months ended June 30, 2015, a decrease of $41,000.

Interest Expense

Interest expense was $110,000 and $48,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $62,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2016 as compared to 2015, due to a higher amount of loans made to the Company during 2016 as compared with 2015.

Other Expense

The Company recorded other expense of $8,000 for the three months ended June 30, 2016 and $0 for the same period in 2015. Other expense of $8,000 was recorded in 2016 due to a decrease in the fair value of the Company’s minority interest in AEG.

Six Months Ended June 30, 2016 Compared to June 30, 2015

Revenues

Revenues were $56,000 and $23,000 for the six months ended June 30, 2016 and 2015, respectively, an increase of $33,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $18,000 and $19,000 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $1,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2016 compared to the same period in 2015 was an increase in gross profit from a gross profit of $4,000 for the six months ended June 30, 2015 to a gross profit of $38,000 for the six months ended June 30, 2016.

Operations Expenses

Operations expenses were $18,000 and $41,000 for the six months ended June 30, 2016 and June 30, 2015, a decrease of $23,000. Labor and consulting costs were lower by $12,000 in 2016 as the Company hired less labor to work in the Giant King Grass field in San Diego County. Laboratory fees were lower in 2016 by $2,000 in 2016 as compared to the same period of 2015 due to less testing of Giant King Grass in 2016. Other operations expenses were lower by $9,000 in 2016 as compared with the same period in 2015. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $591,000 and $428,000 for the six months ended June 30, 2016 and 2015, respectively, an increase of $163,000. Stock option compensation expense increased $39,000 in 2016 as compared with 2015 due to new stock option grants in 2016. Payroll and benefit costs were higher by $59,000 in 2016 compared with the same period of 2015 due to the Company hiring a new CEO in July 2015. Stock compensation expense was higher by $55,000 in 2016 versus 2015 due to compensation expense related to an officer or officer family member purchasing common stock of the Company at a discount to market. Accounting fees increased $13,000 in 2016 as compared with 2015 due higher audit costs. Legal fees decreased $5,000 in 2016 due to lower legal fees. Consulting fees increased $28,000 in 2016 as compared with same period in 2015. Travel costs decreased $18,000 in 2016 as compared with the same period of 2015, due to reduced travel associated with conferences and new business travel costs. Other costs increased $4,000 in 2016 as compared to 2015.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2016. For the six months ended June 30, 2016, the Company had a loss from operations of $571,000 compared with a loss from operations of $465,000 for the six months ended June 30, 2015, an increase of $106,000.

Interest Expense

Interest expense was $161,000 and $140,000 for the six months ended June 30, 2016 and 2015, respectively, an increase of $21,000. This is due to an increase in the amount of the discount recognized by Kevin Schewe, in 2016 as compared to 2015, due to a higher amount of loans made to the Company during 2016 as compared with 2015.

Other Expense

The Company recorded other expense of $18,000 for the six months ended June 30, 2016 and $0 for the same period in 2015. Other expense of $18,000 was recorded in 2016 due to a decrease in the fair value of the Company’s minority interest in AEG.

Other Income

The Company recorded other income of $16,000 for the six months ended June 30, 2016 and $0 for the same period in 2015. The Company reversed royalty expense no longer owed to VGE at June 30, 2016, that was accrued on the Company’s Balance Sheet at December 31, 2015, as a result of a new Global Supply, License, and Commercialization Agreement the Company entered into with VGE and Guangzhou Inter-Pacific Arts Corp. effective March 28, 2016 which eliminated any past claims either party had with each other, among other things as explained in Note 8.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2016 was $734,000. Non-cash expenses totaled $436,000 for the six months ended June 30, 2016 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities provided $99,000 of cash in 2016. Net cash used by operating activities for operations was $199,000 for the six months ended June 30, 2016.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $52,981,000 at June 30, 2016. The Company expects such losses to continue. However, on December 31, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five year period. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one year period. The Company expects loans from Dr. Schewe and contracts from the sublicense to GKG to fund the operations for the foreseeable future. The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. The Company received $160,000 from Kevin Schewe related to these Loan Agreements for the six months ended June 30, 2016. During 2016, we received capital of $20,000 through the sales of unregistered shares of common stock to Almaden Energy Group, LLC, a related party. During 2016, we also received capital of $6,000 from Dr. Carl Kukkonen, CTO of the Company. Other investors also purchased $9,000 of unregistered shares of the Company’s common stock. Without proceeds from additional equity financings, future net revenues or loans from Dr. Schewe, the Company could not continue as a going concern. As of August 10, 2016, the Company had remaining availability under the note of $110,000. Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders.

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

For the period ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2016.

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

Our net loss for the six months ended June 30, 2016 and the year ended December 31, 2015 was $734,000 and $2,006,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 2,419,527,533 were accounted for by our transfer agent as issued and outstanding as of June 30, 2016. Of these issued and outstanding shares, 1,289,261,897 shares (53.3%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, LLC, a Company partner managed by Mr. Haris Basit, CEO of the Company). Of the shares issued and outstanding at June 30, 2016, 1,372,626,584 are accounted by our transfer agent as restricted under Rule 144. These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144. 1,046,900,949 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2016.

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

Our executive officers, directors (including current and former), principal shareholders and related parties own 53.3% of our voting stock, which may allow them to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former), principal shareholders and related parties hold 53.3% of our outstanding shares as of June 30, 2016. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2016, the Company issued a consultant 400,000 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 12, 2016, the Company issued 58,333,333 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 4, 2016, the Company issued 12,500,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 12, 2016, the Company issued 31,250,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 31, 2016, the Company issued 18,750,000 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 6, 2016, the Company issued 4,285,714 shares of common stock to a son of Dr. Carl Kukkonen, CTO and Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On June 9, 2016, the Company issued 35,714,286 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Schewe of one convertible note as discussed in detail in Note 4. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 14, 2016, the Company issued 10,000,000 shares of common stock to a son of Dr. Carl Kukkonen, CTO and Director of the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On June 24, 2016, the Company issued a consultant 342,857 unregistered shares of the Company’s common stock for consulting services valued at $960. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 28, 2016, the Company issued a consultant 50,000,000 unregistered shares of the Company’s common stock for a future funding source. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Secured Convertible Promissory Note dated January 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 20, 2016).
10.2	Loan Agreement between Registrant and Kevin Schewe dated January 25, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2016).
10.3	Security Agreement between Registrant and Kevin Schewe dated January 25, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2016).
10.4	Form of Senior Secured Promissory Note between Registrant and Kevin Schewe dated January 25, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 28, 2016).
10.5	Senior Secured Convertible Promissory Note dated January 27, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 28, 2016).
10.6	Senior Secured Convertible Promissory Note dated February 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2016).
10.7	Subscription Agreement between Registrant and Carl Kukkonen dated February 26, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 2, 2016).
10.8	Subscription Agreement between Registrant and Almaden Energy Group, LLC dated February 25, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 2, 2016).
10.9	Senior Secured Convertible Promissory Note dated March 28, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2016).
10.10	Subscription Agreement between Registrant and Carl Kukkonen dated March 28, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2016.
10.11	Senior Secured Convertible Promissory Note dated April 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 14, 2016).
10.12	Senior Secured Convertible Promissory Note dated May 4, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2016).
10.13	Senior Secured Convertible Promissory Note dated May 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 17, 2016).
10.14	Senior Secured Convertible Promissory Note dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2016).
10.15	Senior Secured Convertible Promissory Note dated June 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 14, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 15, 2016	By:	/s/ HARIS BASIT
Haris Basit
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

