Form 10-K
period 2016-12-31
VIASPACE Inc.
filed 2017-03-31
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,646,055

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 31, 2017: 3,079,260,854

VIASPACE INC.

i

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

PART I

ITEM 1. BUSINESS

Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a license for GKG we obtained from Guangzhou Inter-Pacific Arts Corp., a Chinese wholly-owned foreign enterprise registered in Guangdong province ("IPA China") which owned by VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

Grass Business

The Company focuses on GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions. GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 16 feet in height. It can be harvested at least twice a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield). We believe that GKG has the highest yield of any crop. Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

GKG has been independently tested by multiple potential customers. Proximate and ultimate analyses are available as well as ash composition, biogas production test data and sugar composition, pretreatment and hydrolysis data are available. To our knowledge, the results have been positive and consistent. GKG has excellent energy content of 18.4 megajoules (MJ) per dry kilogram. Its chemical and physical properties are very similar to corn straw, which is material left behind from the corn plant after the ear of corn has been harvested. Corn straw is used as fuel in many biomass power plants, and a leading international biomass power provider, has declared GKG as suitable for their power plants. The bio methane production from GKG has been tested in three customer laboratories and shows the outstanding production of 91 liters of methane per kilogram of fresh grass. The methane can be used to generate clean electricity or can be burned to produce process heat. There are potentially thousands of biogas plants worldwide that could use GKG. A large European electric utility has tested GKG and examined prototype pellets. In addition to these current markets, GKG can be used as animal feed and has been tested for this purpose.

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

Corn straw and wheat straw are the by-products after food production. This agricultural waste material can only be collected after the food is harvested which means that the feedstock supply is very seasonal and must be stored for a long time--up to one year-- between harvests. To support a single biofuel or power plant, agricultural waste must be collected from farms up to 50 or more miles away. Giant King Grass is a high yield dedicated nonfood energy crop that can be harvested at any time in a tropical or subtropical climate. If the biofuel or power plant is co-located with a GKG plantation, the collection radius will only be about three miles. The high yield and logistical advantages mean that GKG can be grown and delivered to a co-located plant at a substantially lower price than currently paid for agricultural waste. The largest operating cost of a biomass power plant or biofuels plant is the cost of the fuel or feedstock, and the low cost and high quality of GKG are of major interest to these customers.

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

During 2012-2016, we entered into Giant King Grass collaborative supply agreements with partners in the Philippines, Pakistan, Papua New Guinea, Jamaica, Guyana, California, Arizona, St. Croix Virgin Islands, Nicaragua, South Africa and Myanmar. We have shipped Giant King Grass to these states/countries as part of the collaborative agreements. The first phase for each of these partners is for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. If this initial phase is completed successfully, each partner would then expand the initial growing site as they develop more land to grow GKG. Each partner has different planned uses for the Giant King Grass.

We grow Giant King Grass on leased land in San Diego County, California and Hawaii. These locations serve as nurseries for our Giant King Grass and places from which we can harvest Giant King Grass seedlings and send it to customers in the US and throughout the world.

We plan to expand our grass business into other areas of the world, and are in discussions with developers of power plants, pellet mills and biogas facilities throughout the world other than China and Taiwan.

Having a reliable source of feedstock is critical for all energy users of biomass. Today, power plants and pellet mills use agricultural and forestry waste such as corn straw, wheat straw, rice husks and wood waste as feedstock. Increasing demand for biomass has caused the price of this agricultural and forestry waste to rise dramatically and in some places it is in short supply. Biomass supply issues have caused some power plants to become unprofitable, idle or abandoned. We believe that dedicated energy crops such as GKG may be necessary and advantageous for successful operation of biomass processing facilities. Agricultural waste will still be used, but the dedicated energy crop could provide a reliable and consistent base. The feedstock uncertainty issue may contribute to the difficulties that many proposed biomass power plant and biogas projects have been unable to obtain financing. A dedicated energy crop may help alleviate this obstacle.

Because of its high yield, GKG provides feedstock with less use of land and we believe therefore lower costs compared to its alternatives. Other energy crops providing half the yield will require twice the land and therefore land and other costs could be nearly doubled.

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

Research and Development

The Company did not record any research and development activities in 2016 or 2015. If we do in the future, it will be expensed as incurred.

Competition

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications. Monsanto is an example of a large company focusing on grass as a biofuel. Ceres is an example of a company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass. These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG besides VIASPACE Green Energy, Inc. (“VGE”), as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses. GKG is most suitable for tropical and subtropical areas, which are the focus of the company’s efforts. Because GKG is propagated by seedlings and not by seeds, it is not an invasive species. The Company is focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed. With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

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

On September 30, 2012, IPA China granted to VGE a reciprocal worldwide license for GKG, not to exceed the rights IPA China had in GKG.  Additionally, on September 30, 2012, VIASPACE and VGE entered into a Supply, License and Commercialization Agreement (“License Agreement”) pursuant to which VGE granted to VIASPACE a nontransferable, royalty-bearing exclusive license to commercialize Giant King Grass everywhere in the world other than China and Taiwan. Additionally, the License Agreement allows VIASPACE to use the Giant King Grass intellectual property and VIASPACE Green Energy trade name in connection with its efforts to commercialize Giant King Grass.

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

Under the New Agreement, VGE and the Company terminated the VGE-VIASPACE Agreement and IPA China directly granted the Company an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses (“Three GK Grasses”) throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore (“VIASPACE Territory”). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA China also granted the Company the right to use and market the name “Giant King Grass” and other related names.

The Company would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA China held all rights of ownership to the intellectual property relating to the Three GK Grasses. The Company would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA China would use commercially reasonable efforts to maintain its intellectual property rights. The Company would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

Employees

As of December 31, 2016, we have 1 full time employee and 2-part time employees based in the US. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Our net loss for the year ended December 31, 2016 was $1,201,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. We rely solely on the GKG licensing agreement we have put in place effective March 28, 2016, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

MaloneBailey LLC, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2016, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in MaloneBailey LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. However, on November 30, 2016, as discussed in Note 5, the Company entered into a Loan Agreement with Mr. Haris Basit, CEO and a member of the Company’s Board of Directors, whereby Mr. Basit agreed to fund the Company up to $100,000 over a two-year period in accordance with such agreement. In addition, on February 23, 2017, the Company entered into a Loan Agreement with Dr. Kevin Schewe, Chairman of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period in accordance with such agreement. The Company expects loans from Mr. Basit and Dr. Schewe and revenue generated from future contracts using the license it has for Giant King Grass to fund operations for the foreseeable future.

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

In addition, our business depends on the success of our Giant King Grass business. To mitigate this risk, the Company leases land in San Diego County, California where it grows Giant King Grass. The Company also grows GKG in Hawaii. If we are unable to generate our existing products in sufficient quantities - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, employees may leave our company and subsequently compete against us. Key personnel include Mr. Haris Basit, our chief executive officer and Dr. Carl Kukkonen, our chief technology officer. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key employees.

Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.

In 2015 and 2016, the Company has recorded a minor amount of grass revenues related to several Giant King Grass supply contract agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer by the Company could significantly reduce our future revenues.

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

We commenced our grass business in October 2008. Our revenues increased from 2015 to 2016 but revenues are still not at a material or significant level. While we believe we will be able to attract more customers and achieve meaningful revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs. Furthermore, our customers may not be able to attract their internal financing to expand or continue their project using GKG. If any of these occur, our grass business will fail.

We may be subject to intellectual property rights claims regarding the seedlings.

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

GKG is subject to the risks associated with growing crops, including natural disasters such as drought, pestilence, plant diseases and insect infestations, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our grass inventory in the winter storage season. Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We are particularly susceptible to disasters or other incidents in San Diego, California or Hawaii, where we have the greatest concentration of our operations. In the event of a widespread failure of our grass, we could likely sustain substantial loss of revenues and suffer substantial operating losses. We do not have insurance to protect against such a risk.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 2,919,472,132 were accounted for by our transfer agent as issued and outstanding as of December 31, 2016. Of these issued and outstanding shares, 1,578,776,014 shares (54.1%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at December 31, 2016, 1,701,463,737 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,218,008,395 shares of the Company’s common stock are accounted for by our transfer agent as free trading at December 31, 2016. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 1,819,472,132 at December 31, 2016.

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

Our executive officers, directors (including current and former) and principal shareholders own 54.1% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 54.1% of our outstanding shares as of December 31, 2016. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

On May 14, 2010, the Company issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE. This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities. Under the term sheet relating to the VGE Recapitalization, Chang gave a proxy to Director Dr. Schewe during the term of any GKG sublicense from VGE. Dr. Schewe may be willing to provide additional financing to the Company. In the event he provides such financing, his ownership in the Company will further increase.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently has no long-term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. It maintains a mailing address in California, and its principal executive officers work in California.

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

Quarterly period	High	Low

Fiscal year ended December 31, 2015:
First Quarter	$0.0099	$0.0065
Second Quarter	$0.0077	$0.0033
Third Quarter	$0.0052	$0.0026
Fourth Quarter	$0.0041	$0.0019

Fiscal year ended December 31, 2016:
First Quarter	$0.0039	$0.0013
Second Quarter	$0.0048	$0.0022
Third Quarter	$0.0031	$0.0011
Fourth Quarter	$0.0022	$0.0012

Holders

As of March 31, 2017, there were approximately 56 shareholders of record of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

On October 24, 2016, the Registrant issued 83,333,333 shares of Registrant common stock to Dr. Kevin Schewe, Director of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On November 9, 2016, the Registrant issued 130,000,000 shares of Registrant common stock to Dr. Kevin Schewe, Director of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On November 30, 2016, the Registrant issued 66,312,997 shares of Registrant common stock to Mr. Haris Basit, CEO and Director of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On December 2, 2016, the Registrant issued 457,143 shares of Registrant common stock to a consultant of the Company. The Registrant relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

Submission of Matters to a Vote of Security Holders

None.

ITEM 6. SELECTED FINANCIAL DATA

None required for Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VIASPACE Overview

VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a sublicense for GKG we obtained from Guangzhou Inter-Pacific Arts Corp., a Chinese wholly-owned foreign enterprise registered in Guangdong province ("IPA China") which owned by VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2016 and 2015, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Year Ended December 31, 2016 Compared to December 31, 2015

Revenues

Revenues were $205,000 and $188,000 for the year ended December 31, 2016 and 2015, respectively, an increase of $17,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $58,000 and $87,000 for the year ended December 31, 2016 and 2015, respectively, a decrease of $29,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2016 compared to the same period in 2015 was an increase in gross profit from a gross profit of $101,000 for the year ended December 31, 2015 to gross profit of $147,000 for the year ended December 31, 2016, an increase of $46,000.

Operations Expenses

Operations expenses were $36,000 and $61,000 for the year ended December 31, 2016 and December 31, 2015, a decrease of $25,000. Labor and consulting costs were lower by $9,000 in 2016 as the Company hired less labor to work in the Giant King Grass field in San Diego County. Laboratory fees were lower in 2016 by $8,000 in 2016 as compared to the same period of 2015 due to less testing of Giant King Grass in 2016. Water and rent costs were higher by $5,000 during 2016 as compared with 2015 due to higher rent and more water usage. Travel costs related to operations were lower by $5,000 in 2016 as compared to 2015 due to fewer trips to the fields. Supplies were lower by $5,000 in 2016 compared with 2015 due to lower supplies required. Other operations expenses were lower by $3,000 in 2016 as compared with the same period in 2015. Operations expenses consist of plantation expenses related to the Company’s test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $984,000 and $1,376,000 for the year ended December 31, 2016 and 2015, respectively, a decrease of $392,000. Stock option compensation expense decreased $186,000 in 2016 as compared with 2015 due to reduced stock option grants in 2016. Payroll and benefit costs were higher by $68,000 in 2016 compared with the same period of 2015 due to the Company hiring a new CEO in July 2015. Stock compensation expense was higher by $61,000 in 2016 versus 2015 due to compensation expense related to an officer or officer family member purchasing common stock of the Company at a discount to market. Accounting fees decreased $24,000 in 2016 as compared with 2015 due lower audit costs. Legal fees decreased $22,000 in 2016 due to lower legal fees. Consulting fees decreased $180,000 in 2016 as compared with same period in 2015 as the Company did not use a lobbyist in 2016 to assist the Company in obtaining government contracts and also did not use an outside service provider. Insurance costs decreased $61,000 in 2016 compared to 2015 due to reduced directors’ and officers’ insurance costs. Travel costs decreased $28,000 in 2016 as compared with the same period of 2015, due to reduced travel associated with conferences and new business travel costs. Royalty expense was lower in 2016 by $10,000 compared to 2015 due to lower royalty owed to VGE. Other costs decreased $10,000 in 2016 as compared to 2015.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2016. For the year ended December 31, 2016, the Company had a loss from operations of $873,000 compared with a loss from operations of $1,336,000 for the year ended December 31, 2015, a decrease of $463,000.

Interest Expense

Interest expense was $333,000 and $710,000 for the year ended December 31, 2016 and 2015, respectively, a decrease of $377,000. This is due to a decrease in the amount of the discount recognized by Kevin Schewe, in 2016 as compared to 2015, related to convertible loans made to the Company during 2016 and 2015.

Other Expense

The Company recorded other expense of $27,000 for the year ended December 31, 2016 and $44,000 for the same period in 2015. Other expense was recorded in 2016 and 2015 primarily due to a decrease in the fair value of the Company’s minority interest in AEG.

Other Income

The Company recorded other income of $32,000 for the year ended December 31, 2016. In 2016, the Company reversed royalty expense no longer owed to VGE of $16,000, that was accrued on the Company’s Balance Sheet at December 31, 2015, as a result of a new Global Supply, License, and Commercialization Agreement the Company entered into with VGE and Guangzhou Inter-Pacific Arts Corp. effective March 28, 2016 which eliminated any past claims either party had with each other, among other things as explained in Commitments and Contingencies footnote. In addition, the Company recorded $16,000 of other income in 2016 related to a forfeitable deposit the Company received on a collaborative agreement with a customer for its Giant King Grass.

The Company recorded other income of $84,000 for the year ended December 31, 2015. Other income in 2015 is comprised of a gain on minority interest in AEG. The fair value of the Company’s minority interest in AEG exceeded the fair value of the asset contributed which resulted in the Company recording other income.

Liquidity and Capital Resources

The Company’s net loss for the year ended December 31, 2016 was $1,201,000. Non-cash expenses totaled $836,000 for the year ended December 31, 2016 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities used $5,000 of cash in 2016. Net cash used by operating activities for operations was $370,000 for the year ended December 31, 2016.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $53,448,000 at December 31, 2016. The Company expects such losses to continue. However, on December 31, 2012, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five-year period. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one-year period.  Schewe completed the funding of $300,000 on November 9, 2016. On November 30, 2016, the Company entered into a Loan Agreement with CEO Haris Basit whereby Mr. Basit agreed to fund the Company up to $100,000 over a two-year period. On February 23, 2017, the Company entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period.

The Company expects to continue as a going concern, however no assurance can be given that Dr. Schewe or Mr. Basit will continue to fund the Company or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for the Company. The Company received $305,000 from Dr. Schewe related to these Loan Agreements for the year ended December 31, 2016. The Company received $25,000 from Mr. Basit related to these Loan Agreements for the year ended December 31, 2016. During 2016, we received capital of $20,000 through the sales of unregistered shares of common stock to Almaden Energy Group, LLC, a related party. During 2016, we also received capital of $24,000 from Dr. Carl Kukkonen, CTO of the Company and immediate family members of Dr. Kukkonen. Other non-related investors also purchased $5,000 of unregistered shares of the Company’s common stock. Without proceeds from additional equity financings, future revenues from its Giant King Grass, or loans from Dr. Schewe and Mr. Basit, the Company could not continue as a going concern.

As of March 31, 2017, the Company had remaining availability under Dr. Schewe’s note of $85,000 remaining availability under Mr. Basit’s note of $63,500. The Company expects contracts related to Giant King Grass, loans from Dr. Schewe and Mr. Basit, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2016.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.

Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2016:

•	The Company has a lack of proper segregation of duties.

•	The Company's internal control structure lacks multiple levels of review and oversight.

Remediation of Deficiencies and Material Weaknesses

We are unable to remedy the all material weaknesses present in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls. We have put systems in place to deal with the revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the company, written confirmation that goods or services have been delivered. The collectability aspect of revenue recognition will be met when we establish a collection history with our customers.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)            Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them. The Company’s named executive officers as of December 31, 2016 include the Chief Executive Officer and the Chief Financial Officer. In addition, one additional officer of the Company’s subsidiary VGE is included in accordance with disclosure requirements.

Name	Age	Position Held
Mr. Haris Basit	55	Chief Executive Officer and Director
Dr. Carl Kukkonen	71	Chief Technology Officer and Director
Mr. Stephen Muzi	53	Chief Financial Officer

Haris Basit. Mr. Basit is the Chief Executive Officer and Director of VIASPACE Inc. since July 10, 2016. He co-founded Almaden Energy Group (AEG), LLC which partners with VIASPACE to grow Giant King Grass in the United States for animal feed. Since 2012, Mr. Basit has been providing Corporate Strategy Consulting to senior executives of publicly traded companies to help identify new growth opportunities and partnerships. Mr. Basit currently serves on a technical advisory committee to UNOS, a private, non-profit organization that manages the nation’s organ transplant system. He was a consultant to Liebman and Associates, the premier clean energy lobbying firm in Washington, DC. He has provided entrepreneurship mentoring for University of California Berkeley MBA students. He started his career as a Staff Engineer at IBM moving on to became a Manager at Rockwell International, a Manager at Bell Labs, Vice President of Business Development for OEA International and then Founder/CEO of both Multigig, Inc. and Mobius Power, LLC. He received his MSEE from the University of Illinois, Urbana-Champaign in 1986. He also earned a BSEE from University of Illinois, Urbana-Champaign in 1984.

Carl Kukkonen.   Dr. Kukkonen is the Chief Technology Officer and Director of VIASPACE Inc. since 2005. He had been the Chief Executive Officer and Director of VIASPACE Green Energy Inc. since October 2008. On July 10, 2016, Dr. Kukkonen’s title changed from CEO to Chief Technology Officer (“CTO”) after the Company hired Mr. Haris Basit to be the CEO of the Company. He was the Co-founder and Chief Executive Officer of ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) from 1998 to 2005. Previously, he served as CEO and director of SpectraSensors, Inc. and ViaLogy Corp., spun-off former subsidiaries of VIASPACE Inc.; and Direct Methanol Fuel Cell Corporation and Ionfinity LLC, previous subsidiaries of VIASPACE Inc. Dr. Kukkonen served as the Director of the Center for Space Microelectronics Technology and Manager of Supercomputing at the Caltech NASA Jet Propulsion Laboratory from 1984 to 1998. From 1977 to 1984, he was the Principal Research Engineer at Ford Motor Company. Dr. Kukkonen has a B.S. in physics from the University of California at Davis and an M.S. and Ph.D. in physics from Cornell University. He was also a Post-doctoral fellow at Purdue University.

Stephen Muzi. Mr. Muzi has been the Chief Financial Officer, Treasurer and Secretary of VIASPACE Inc. since June 2005. He was Chief Financial Officer, Treasurer and Secretary of VIASPACE Green Energy Inc. from October 2008 to March 2016. He was the controller for SpectraSensors, Inc., a spun-off former subsidiary of VIASPACE from 2003 to 2005. He was also a controller for ViaLogy Corp., a spun-off former subsidiary of VIASPACE Inc. from 2003 to 2005. From 2004 to 2005, he also served as a consultant to Direct Methanol Fuel Cell Corporation and Ionfinity LLC, subsidiaries of VIASPACE Inc. from 2004 to 2005. Mr. Muzi joined ViaSpace Technologies LLC (predecessor of VIASPACE Inc.) in May 2000. Mr. Muzi obtained his B.S. degree from Rochester Institute of Technology and an M.B.A. from the State University of New York at Buffalo. He is a Certified Public Accountant.

(b)            Directors

The Company’s directors are as follows:

Name	Age	Position Held
Mr. Haris Basit	55	Chief Executive Officer and Director
Dr. Carl Kukkonen	71	Chief Technology Officer and Director
Ms. Angelina Galiteva	50	Director
Dr. Kevin L. Schewe	60	Director

Haris Basit – See background in Item 9 (a) under Executive Officers

Carl Kukkonen – See background in Item 9 (a) under Executive Officers

Angelina Galiteva. Director Since: April 28, 2006. Committee Memberships of Company: Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee. Independent Director: Yes. Principal Occupations for the last five years: Angelina Galiteva was appointed by California’s Governor Jerry Brown and subsequently approved by the State Senate to the California Independent System Operator Corporation Board of Governors. The Independent System Operator is responsible for the reliable operation of the electrical grid in the state of California and for the efficient integration of the 33% Renewable Portfolio Standard mandate. Ms. Galiteva is also a Principal at NEOptions, Inc., a renewable energy and new technology product design and project development firm. Her industry experience includes serving as Executive Director of the Los Angeles Department of Water and Power and head of its Green LA, Environmental Affairs and New Product Development Organization. While at the municipal utility, she was responsible for strategic positioning and the environmental compliance departments. Her career includes working with the California ISO and Power Exchange on their initial launches and she also worked as a power analyst for the New York Power Authority. Ms. Galiteva works to advance the use of renewable energy and distributed energy technologies worldwide. In the non-government organization (NGO) arena, she is the founder of the Renewables 100 Policy Institute and also serves as the Chairperson for the World Council for Renewable Energy. Both organizations are dedicated to the successful deployment of renewable energy technologies and the policies that support them on a global scale. Ms. Galiteva graduated from Pace University School of Law with a Juris Doctor degree and an LL.M. degree in Environmental and Energy Law. She specialized in electric utility strategic policy analysis and decision making focusing on pending industry transition and integration of renewable energy technologies in the utility mix.

Kevin L. Schewe, MD. Director Since: January 19, 2012. Kevin L. Schewe, MD, was appointed to the Board of Directors on January 19, 2012 as an independent director. He has served as Chairman of the Board of Directors since October 1, 2012. Dr. Schewe is a Board-Certified Radiation Oncologist and a Fellow of the American College of Radiation Oncology. Dr. Schewe has devoted his 27-year medical career and practice in the fight against cancer. He currently serves as Medical Director of Radiation Oncology at the Red Rocks Medical Center in Golden, Colorado. The Red Rocks Radiation Oncology Center is co-owned by Dr. Schewe and HealthONE, the Colorado Division of Hospital Corporation of America (HCA) which is the largest private operator of healthcare facilities in the world and listed on the New York Stock Exchange. Dr. Schewe has also developed a premium line of skin care and cosmetic products designed to help naturally heal, protect, repair and subsequently maintain not only the damaged skin of cancer patients, but also individuals who have experienced skin damage resulting from aging, dryness, UV exposure, other illnesses, and environmental pollution. These products are manufactured and sold by Dr. Schewe’s company Elite Therapeutics. Dr. Schewe received his Bachelor of Arts Degree in Biology at the University of Missouri and his medical degree at the University of Missouri School of Medicine.

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

Committees of the Board of Directors

Audit Committee. On October 20, 2005, our BOD established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Company does not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-K. The Audit Committee held no meetings in 2016.

Compensation Committee. On October 20, 2005, our BOD established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision-making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2016.

Governance and Nominating Committee. On October 20, 2005, our BOD established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Mr. Haris Basit, our principal executive officer, for the year ended December 31, 2016 and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000. The Named Executive Officers are the Company’s Chief Executive Officer, Chief Technology Officer and Chief Financial Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Haris Basit	2016	120,000	–	–	157,499	–	277,499
Chief Executive	2015	57,097	–	–	139,631	–	196,728
Officer of Company

Carl Kukkonen,	2016	111,000	19,931	–	21,264	19,966	172,161
Chief Technology	2015	129,017	1,429	–	95,941	19,966	246,353
Officer of Company	2014	166,036	–	–	18,334	19,894	204,264

Stephen J. Muzi,	2016	64,000	–	–	14,352	13,233	91,585
Chief Financial Officer,	2015	63,740	–	–	43,392	15,874	123,006
Treasurer and Secretary of Company	2014	62,264	–	–	9,167	16,635	88,066

(1)	Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for each year under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer. Assumptions used in the calculation of this amount are included in the footnotes to the Company’s audited financial statements. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.
(2)	In 2014-2016, Dr. Kukkonen’s health insurance coverage was reimbursed to him directly in cash, which amount is included above in column g. Amounts shown for Mr. Muzi represent health insurance coverage paid by the Company directly to the health insurance provider on his behalf.
(3)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2016: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

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

Stock Option Grants

The following table provides information on stock options granted in 2016 to each of the Company’s Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#) (1)	Awards ($/Sh)	Awards (2)
Haris Basit	1/11/16								18,750,000	$0.0017	$29,302
Haris Basit	4/11/16								18,750,000	$0.0033	$57,101
Haris Basit	7/11/16								18,750,000	$0.0025	$43,269
Haris Basit	10/10/16								18,750,000	$0.0016	$27,827
Haris Basit	12/14/16								25,000,000	$0.0017	$39,667
Carl Kukkonen	12/14/16								25,000,000	$0.0017	$39,667
Steve Muzi	12/14/16								25,000,000	$0.0017	$39,667

(1)	Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options above vested immediately. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)	Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by the Company’s Named Executive Officers on December 31, 2016.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DECEMBER 31, 2016

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	9,890,111	–	–	$0.0028	7/30/22	–	–	–	–
Stephen Muzi	7,417,580	–	–	$0.0028	7/30/22	–	–	–	–
Carl Kukkonen	7,072,500	–	–	$0.0040	6/22/25	–	–	–	–
Haris Basit	25,000,000	–	–	$0.0031	7/10/25	–	–	–	–
Carl Kukkonen	28,437,500	6,562,500	–	$0.0041	9/18/25	–	–	–	–
Stephen Muzi	18,890,625	4,359,375	–	$0.0041	9/18/25	–	–	–	–
Haris Basit	18,750,000	–	–	$0.0040	10/9/25	–	–	–	–
Haris Basit	18,750,000	–	–	$0.0017	1/11/26	–	–	–	–
Haris Basit	18,750,000	–	–	$0.0033	4/11/26	–	–	–	–
Haris Basit	18,750,000	–	–	$0.0025	7/11/26	–	–	–	–
Haris Basit	18,750,000	–	–	$0.0016	10/10/26	–	–	–	–
Haris Basit	–	25,000,000	–	$0.0017	12/14/26	–	–	–	–
Carl Kukkonen	–	25,000,000	–	$0.0017	12/14/26	–	–	–	–
Steve Muzi	–	25,000,000	–	$0.0017	12/14/26	–	–	–	–

There were no shares of the Company’s common stock acquired during 2016 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for the Company’s non-employee directors during 2016.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	–	–	$19,834	–	$19,834
Kevin L. Schewe	–	–	$39,667	–	$39,667

(1)	Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2016 under FASB ASC Topic 718, and not an amount paid to or realized by the Director. The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in the Company’s financial statement footnotes. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-Employee Directors

On December 14, 2016, 25,000,000 stock options were granted to Dr. Kevin Schewe as a stock award for board of director services and 12,500,000 stock options were granted to Ms. Galiteva as a stock award for board of director services. The price of the stock options was the closing market price on the date of grant. The stock options for Dr. Schewe and Ms. Galiteva vested quarterly over one year beginning January 1, 2017. During 2016, no cash compensation was paid to non-employee directors. Directors of the Company, who are employees of the Company, do not receive additional compensation for their services as Directors.

Retirement Plans

The Company does not have any retirement plans at December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2017 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. The mailing address for each person identified in this table is 382 N. Lemon Ave., Suite 364, Walnut, California 91789.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)

Directors:
Haris Basit, CEO	94,908,315	125,000,000	219,908,315	6.6%
Carl Kukkonen, CTO (c)	74,322,025	53,837,861	128,159,886	3.9%
Angelina Galiteva	903,764	9,906,250	10,810,014	0.3%
Kevin L. Schewe, MD	1,209,038,693	46,500,000	1,255,538,693	37.9%

Other Named Officers:
Stephen J. Muzi, CFO	19,443,694	34,011,330	53,455,024	1.6%

All Named Executive Officers and Directors as a group (5 persons)	1,398,616,491	269,255,441	1,667,871,932	50.3%

Other Shareholders:
Sung Hsien Chang (d)	203,915,297	–	203,915,927	6.2%

(a)	Includes only options that become exercisable on or before May 31, 2017 and excludes options that become exercisable after such date.

(b)	The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of March 31, 2017 and the number of options of the beneficial owner that are exercisable on or before May 31, 2017 divided by the sum of the number of shares of Common Stock outstanding as of March 31, 2017 and the number of options of the beneficial owner that are exercisable on or before May 31, 2017.

(c)	Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 salary and is entitled to 44,394,324 unregistered shares of Company common stock which is not included in the number of shares beneficially owned since they have not been issued yet.

(d)	Mr. Chang is a former director of the Company, President of VIASPACE Green Energy Inc. and CEO of IPA BVI and IPA China, all former subsidiaries of the Company. Shares shown include those owned by Mr. Chang directly and shares held by Changs LLC, the Chang Family Foundation, and Inter Pacific Arts Corporation (an entity controlled by Mr. Chang).

Equity Compensation Plans

The following table summarizes information about the options and warrants under the Company’s equity plans as of the close of business on December 31, 2016:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	380,730,000	$0.0028	520,547,252
Equity compensation plans not approved by security holders	–	–	–
Total	380,730,000	$0.0028	520,547,252

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2016.

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

Due to Dr. Carl Kukkonen

The Company has a payable of $640,000, at December 31, 2016 and December 31, 2015 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2016: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

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

On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one-year period. From January 14, 2016 through November 9, 2016, Dr. Schewe made loans of $300,000 to the Company and completed the funding. Including the loan of $5,000 on January 13, 2016, the Company recorded a discount on the loans of $300,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Dr. Schewe converted loans totaling $305,000 into 655,714,285 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are no loans outstanding at December 31, 2016 and December 31, 2015. As of December 31, 2016, the Company had remaining availability under the note of $0.

Loan Agreement with Haris Basit

Effective November 30, 2016, the Company entered into a Loan Agreement with CEO Haris Basit whereby Mr. Basit agreed to loan up to $100,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Mr. Basit’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Mr. Basit will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From November 30, 2016 through December 31, 2016, Mr. Basit made loans of $25,000 to the Company. The Company recorded a discount on the loans of $25,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Mr. Basit converted loans totaling $25,000 into 66,312,997 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at December 31, 2016. As of December 31, 2016, the Company had remaining availability under the note of $75,000.

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

At December 31, 2016, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At December 31, 2016, the Company recorded $14,000 as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).

Director Independence

Our BOD has determined that it currently has one member who qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent director is: Ms. Angelina Galiteva.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2016	2015
Audit Fees – Hein & Associates LLP	$30,091	$71,389
Audit Fees – MaloneBailey, LLP	18,000	–
	$48,091	$71,389

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (i)	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 1.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (i)	Amendment to Articles of Incorporation dated August 3, 2005 (incorporated by reference to Item 5.03 of the Company’s Form 8-K filed on August 9, 2005).
3.3 (i)	Amendment to Articles of Incorporation dated May 9, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.4 (i)	Amendment to Articles of Incorporation dated June 1, 2005 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.5 (i)	Articles of Merger between Global-Wide Publication Ltd. and ViaSpace Technologies LLC dated June 17, 2005 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).
3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).
3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).
3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).
3.9 (i)	Amendment to Articles of Incorporation dated December 31, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014).
3.9 (j)	Amendment to Articles of Incorporation dated August 5, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed August 10, 2015).
3.9 (k)	Amendment to Articles of Incorporation dated December 8, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 10, 2015).
3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).
3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).
3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).
10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).
10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).
10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).
10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).
10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).
10.1E	VIASPACE Inc. 2015 Stock Incentive Plan dated August 5, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2015).
10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).
10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).
10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).
10.5	2006 Compensation Package for Outside Members of the Board of Directors of VIASPACE Inc. dated February 13, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 16, 2006).
10.6	Service and Support Agreement dated February 28, 2008 between the Company and E2 Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).

Exhibit Number	Description of Exhibit
10.7	Securities Purchase Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co. Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 27, 2008).
10.8	Shareholders Agreement dated October 21, 2008 by and among the Registrant, VIASPACE Green Energy Inc., and Sung Hsien Chang (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 27, 2008).
10.9	Amendment to Securities Purchase Agreement dated June 22, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 26, 2009).
10.10	Amendment No. 2 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 25, 2009).
10.11	Amendment No. 3 to Securities Purchase Agreement dated August 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc., Sung Hsien Chang and China Gate Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 16, 2009).
10.12	Amendment No. 4 to Securities Purchase Agreement dated November 21, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 23, 2009).
10.13	Amendment No. 5 to Securities Purchase Agreement dated November 25, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2009).
10.14	Amendment No. 6 to Securities Purchase Agreement dated December 18, 2009 by and among the Registrant, VIASPACE Green Energy Inc. and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 21, 2009).
10.15	Share Purchase Agreement dated April 16, 2010 by and among the Registrant and Sung Hsien Chang (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 20, 2010).
10.16	Amendment to Share Purchase Agreement dated May 14, 2010 by and among Registrant, Sung Chang, certain other VGE shareholders and the other parties set forth therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 18, 2010).
10.17	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).
10.18	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).
10.19	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).
10.20	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).
10.20A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).
10.21	Recapitalization Agreement dated September 30, 2012 by and among the Registrant, VIASPACE Green Energy Inc. (“VGE”), Sung Chang, Changs LLC, Carl Kukkonen and Stephen Muzi (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed October 5, 2012).
10.22	Supply License and Commercialization Agreement dated September 30, 2012 by and among the Registrant and VGE (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed October 5, 2012).
10.23	Loan Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.03 of the Company’s Form 8-K filed October 5, 2012).
10.24	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.04 of the Company’s Form 8-K filed October 5, 2012).
10.24A	Amendment to Form of Secured Convertible Note dated October 28, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 31, 2014).
10.25	Security Agreement dated September 30, 2012 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.05 of the Company’s Form 8-K filed October 5, 2012).
10.26	Mutual Limited Release dated September 30, 2012 by and among the Registrant, VGE, Schewe, Kukkonen, Muzi, Chang and the other parties listed therein (incorporated by reference to Exhibit 10.06 of the Company’s Form 8-K filed October 5, 2012).
10.27	Lock-up Agreement dated September 30, 2012 by and among VIASPACE and the other parties listed therein (incorporated by reference to Exhibit 10.07 of the Company’s Form 8-K filed October 5, 2012).
10.28	Kukkonen Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2012).

Exhibit Number	Description of Exhibit
10.28A	Kukkonen Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2013).
10.28B	Kukkonen Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).
10.28C	Amendment to Kukkonen Employment Agreement dated June 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2015).
10.28D	Kukkonen Employment Agreement dated October 8, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 14, 2015).
10.28E	Kukkonen Employment Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 17, 2016).
10.28F	Kukkonen Employment Agreement dated October 24, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 25, 2016).
10.29	Muzi Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.29A	Muzi Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2013).
10.29B	Muzi Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 31, 2014).
10.29C	Muzi Employment Agreement dated September 24, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 30, 2015).
10.29D	Muzi Employment Agreement dated October 24, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 25, 2016).
10.30	Kukkonen, Muzi and Galiteva Lock Up Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).
10.31	Senior Secured Convertible Promissory Note dated October 23, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2012).
10.32	Senior Secured Convertible Promissory Note dated November 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2012).
10.33	Senior Secured Convertible Promissory Note dated December 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 31, 2012).
10.34	Senior Secured Convertible Promissory Note dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2013).
10.35	Senior Secured Convertible Promissory Note dated February 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 25, 2013).
10.36	Senior Secured Convertible Promissory Note dated March 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2013).
10.37	Senior Secured Convertible Promissory Note dated April 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 30, 2013).
10.38	Senior Secured Convertible Promissory Note dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2013).
10.39	Senior Secured Convertible Promissory Note dated June 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2013).
10.40	Senior Secured Convertible Promissory Note dated July 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2013).
10.41	Senior Secured Convertible Promissory Note dated August 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 29, 2013).
10.42	Senior Secured Convertible Promissory Note dated September 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 26, 2013).
10.43	Senior Secured Convertible Promissory Note dated October 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 28, 2013).
10.44	Senior Secured Convertible Promissory Note dated January 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2014).
10.45	Senior Secured Convertible Promissory Note dated February 26, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 27, 2014).
10.46	Senior Secured Convertible Promissory Note dated March 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 19, 2014).
10.47	Senior Secured Convertible Promissory Note dated April 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 24, 2014).
10.48	Senior Secured Convertible Promissory Note dated May 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 22, 2014).

Exhibit Number	Description of Exhibit
10.49	Senior Secured Convertible Promissory Note dated June 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 20, 2014).
10.50	Senior Secured Convertible Promissory Note dated July 18, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 18, 2014).
10.51	Senior Secured Convertible Promissory Note dated August 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2014).
10.52	Senior Secured Convertible Promissory Note dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 23, 2014).
10.53	Senior Secured Convertible Promissory Note dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).
10.54	Senior Secured Convertible Promissory Note dated November 6, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2014).
10.55	Senior Secured Convertible Promissory Note dated December 9, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 9, 2014).
10.56	Senior Secured Convertible Promissory Note dated January 21, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 22, 2015).
10.57	Senior Secured Convertible Promissory Note dated February 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 19, 2015).
10.58	Senior Secured Convertible Promissory Note dated March 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 25, 2015).
10.59	Senior Secured Convertible Promissory Note dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 15, 2015).
10.60	Subscription Agreement between Registrant and Haris Basit dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 17, 2015).
10.61	Subscription Agreement between Registrant and Asad Cochinwala dated April 14, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 17, 2015).
10.62	Senior Secured Convertible Promissory Note dated May 26, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2015).
10.63	Senior Secured Convertible Promissory Note dated June 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2015).
10.64	Haris Basit Employment Agreement dated July 10, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 15, 2015).
10.65	Senior Secured Convertible Promissory Note dated July 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 14, 2015).
10.66	Senior Secured Convertible Promissory Note dated July 28, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 29, 2015).
10.67	Subscription Agreement between Registrant and Lajpat Rai dated July 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 5, 2015).
10.68	Senior Secured Convertible Promissory Note dated August 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2015).
10.69	Subscription Agreement between Registrant and Lajpat Rai dated August 20, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 21, 2015).
10.70	Senior Secured Convertible Promissory Note dated September 2, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2015).
10.71	Senior Secured Convertible Promissory Note dated September 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2015).
10.72	Subscription Agreement between Registrant and Mark Monahan dated October 6, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 8, 2015).
10.73	Senior Secured Convertible Promissory Note dated November 9, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 10, 2015).
10.74	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated November 9, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 10, 2015).
10.75	Senior Secured Convertible Promissory Note dated November 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 25, 2015).
10.76	Senior Secured Convertible Promissory Note dated December 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2015).
10.77	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated December 22, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 23, 2015).

Exhibit Number	Description of Exhibit
10.78	Senior Secured Convertible Promissory Note dated January 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 20, 2016).
10.79	Loan Agreement dated January 25, 2016 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2016).
10.80	Security Agreement dated January 25, 2016 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2016).
10.81	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 28, 2016).
10.82	Senior Secured Convertible Promissory Note dated January 25, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 28, 2016).
10.83	Senior Secured Convertible Promissory Note dated February 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2016).
10.84	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated February 26, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 2, 2016).
10.85	Subscription Agreement between Registrant and Almaden Energy Group, LLC dated February 25, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 2, 2016).
10.86	Senior Secured Convertible Promissory Note dated March 28, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 28, 2016).
10.87	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated March 28, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 28, 2016).
10.88	Global Supply, License, and Commercialization Agreement dated as of March 28, 2016 by and among the Registrant, VIASPACE Green Energy Inc. and Guangzhou Inter-Pacific Arts Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 8, 2016).
10.89	Senior Secured Convertible Promissory Note dated April 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 14, 2016).
10.90	Senior Secured Convertible Promissory Note dated May 4, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2016).
10.91	Senior Secured Convertible Promissory Note dated May 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 17, 2016).
10.92	Senior Secured Convertible Promissory Note dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2016).
10.93	Senior Secured Convertible Promissory Note dated June 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 14, 2016).
10.94	Senior Secured Convertible Promissory Note dated July 14, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 19, 2016).
10.95	Senior Secured Convertible Promissory Note dated July 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 1, 2016).
10.96	Senior Secured Convertible Promissory Note dated August 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 30, 2016).
10.97	Senior Secured Convertible Promissory Note dated September 19, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 22, 2016).
10.98	Senior Secured Convertible Promissory Note dated October 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2016).
10.99	Senior Secured Convertible Promissory Note dated November 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 14, 2016).
10.100	Loan Agreement dated November 30, 2016 by and between the Registrant and Haris Basit (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 2, 2016).
10.101	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 2, 2016).
10.102	Senior Secured Convertible Promissory Note between Registrant and Haris Basit dated November 30, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 2, 2016).
14.1	VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on October 26, 2005).

Exhibit Number	Description of Exhibit
21	* List of subsidiaries of Company.
23.1	* Consent of Hein & Associates LLP dated March 31, 2017.
23.2	* Consent of MaloneBailey LLP dated March 31, 2017.
31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	* XBRL Instance Document
101.SCH	* XBRL Schema Document
101.CAL	* XBRL Calculation Linkbase Document
101.DEF	* XBRL Definition Linkbase Document
101.LAB	* XBRL Label Linkbase Document
101.PRE	* XBRL Presentation Linkbase Document

__________

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2017.

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

SIGNATURE	TITLE	DATE

/s/ HARIS BASIT	Chief Executive Officer	March 31, 2017
Haris Basit	(Principal Executive Officer and Director)

/s/ STEPHEN J. MUZI	Chief Financial Officer	March 31, 2017
Stephen J. Muzi	(Principal Financial and Accounting Officer)

/s/ CARL KUKKONEN	Chief Technology Officer and Director	March 31, 2017
Carl Kukkonen

/s/ ANGELINA GALITEVA	Director	March 31, 2017
Angelina Galiteva

/s/ KEVIN L. SCHEWE	Director	March 31, 2017
Kevin L. Schewe

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

VIASPACE Inc.

We have audited the accompanying balance sheet of VIASPACE Inc. as of December 31, 2015, and the related statement of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. Recurring losses have resulted in an accumulated deficit of $52,247,000 as of December 31, 2015. The Company expects such losses to continue. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Hein & Associates LLP

Irvine, California

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VIASPACE, Inc.

We have audited the accompanying balance sheet of VIASPACE, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIASPACE, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

VIASPACE INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and equivalents	$19,000	$10,000
Accounts receivable	–	41,000
Prepaid expenses	14,000	69,000
TOTAL CURRENT ASSETS	33,000	120,000

OTHER ASSETS:
Investment in Almaden Energy Group	14,000	40,000
Other assets	2,000	2,000
TOTAL OTHER ASSETS	16,000	42,000

TOTAL ASSETS	$49,000	$162,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$68,000	$93,000
Accrued expenses	29,000	73,000
Unearned revenue	20,000	47,000
Related party payables	640,000	656,000
TOTAL CURRENT LIABILITIES	757,000	869,000

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2016 and 2015, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2016 and 2015	–	–
Common stock, $0.0001 par value in 2016 and 2015, 3,900,000,000 shares authorized, 2,919,472,132 shares issued and 2,819,472,132 shares outstanding as of December 31, 2016, and 1,995,451,343 shares issued and outstanding as of December 31, 2015	282,000	200,000
Additional paid in capital	52,458,000	51,340,000
Accumulated deficit	(53,448,000)	(52,247,000)
Total shareholders’ deficit	(708,000)	(707,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$49,000	$162,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016		2015
REVENUES		$183,000		$170,000
REVENUES FROM RELATED PARTY		22,000		18,000
TOTAL REVENUES		205,000		188,000
COST OF REVENUES		58,000		87,000
GROSS PROFIT		147,000		101,000

OPERATING EXPENSES
Operations		36,000		61,000
Selling, general and administrative		984,000		1,376,000
Total operating expenses		1,020,000		1,437,000
LOSS FROM OPERATIONS		(873,000)		(1,336,000)

OTHER INCOME (EXPENSE)
Interest expense		(333,000)		(710,000)
Other expense		(27,000)		(44,000)
Other income		32,000		84,000
Total other expense		(328,000)		(670,000)

LOSS BEFORE INCOME TAXES		(1,201,000)		(2,006,000)
Income taxes		–		–
NET LOSS		$(1,201,000)		$(2,006,000)

LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$	*	$	*

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted		2,433,356,365		1,704,277,945

__________

* Less than $0.01 per common share.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, January 1, 2015	1,562,431,607	$1,562,000	$48,115,000	$(50,241,000)	$(564,000)

Shares issued for consulting services	10,991,009	11,000	83,000	–	94,000
Beneficial conversion feature of convertible debt	–	–	709,000	–	709,000
Stock issued upon conversion of note payable	321,767,290	202,000	186,000	–	388,000
Stock issued upon purchase of common shares	80,975,723	82,000	118,000	–	200,000
Stock issued to officer at discount	19,285,714	6,000	33,000	–	39,000
Non cash compensation related to stock options	–		433,000	–	433,000
Par value adjustment	–	(1,663,000)	1,663,000	–	–
Net loss	–	–	–	(2,006,000)	(2,006,000)
BALANCE, DECEMBER 31, 2015	1,995,451,343	$200,000	$51,340,000	$(52,247,000)	$(707,000)

Shares issued for consulting services	1,636,364	–	4,000	–	4,000
Reclass earned consultant shares	30,000,000	3,000	146,000	–	149,000
Beneficial conversion feature of convertible debt	–	–	330,000	–	330,000
Stock issued upon conversion of note payable	722,027,282	72,000	258,000	–	330,000
Stock issued to related parties upon purchase of common shares	66,785,714	7,000	37,000	–	44,000
Stock issued to non-related parties upon purchase of common shares	3,571,429	–	5,000	–	5,000
Non cash compensation related to stock options	–	–	247,000	–	247,000
Non cash stock compensation expense related to stock issued to related parties	–	–	91,000	–	91,000
Net loss	–	–		(1,201,000)	(1,201,000)
BALANCE, DECEMBER 31, 2016	2,819,472,132	$282,000	$52,458,000	$(53,448,000)	$(708,000)

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,201,000)	$(2,006,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	338,000	463,000
Amortization of prepaid expenses	139,000	268,000
Stock issued for expense	4,000	4,000
Amortization of debt discount	330,000	709,000
Loss (gain) on minority investment in Almaden Energy Group	25,000	(40,000)
Decrease (increase) in:
Accounts receivable	41,000	(41,000)
Prepaid expenses	65,000	103,000
Increase (decrease) in:
Accounts payable	(25,000)	35,000
Accrued expenses and other	(43,000)	1,000
Unearned revenue	(27,000)	(18,000)
Related party payables	(16,000)	16,000
Net cash used in operating activities	(370,000)	(506,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	330,000	388,000
Stock issued for investment by related parties	44,000	9,000
Stock issued for investment by non-related parties	5,000	200,000
Payments on financed insurance	–	(94,000)
Net cash provided by financing activities	379,000	503,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	9,000	(3,000)
CASH AND EQUIVALENTS, Beginning of year	10,000	13,000
CASH AND EQUIVALENTS, End of year	$19,000	$10,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2015:

•	The Company issued 40,000,000 shares of the Company’s common stock for future services valued at $239,000. $90,000 of this amount representing 10,000,000 shares was recorded at issuance as prepaid expenses valued at $90,000. The remaining 30,000,000 shares with a value of $149,000 was not recorded to prepaid expenses since the shares were unvested at December 31, 2015. The shares are not recorded for accounting purposes until they are vested.
•	The Company recorded a discount on the loans from Dr. Schewe of $709,000 as a result of a beneficial conversion feature. During 2015, Dr. Schewe converted loans of $388,000 to equity.
•	The Company financed its annual director and officer insurance premium in the amount of $93,000.

Supplemental Disclosure of Non-Cash Activities for 2016:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at December 31, 2016.
•	The Company cleared 30,000,000 shares of the Company’s common stock for future services valued at $149,000.
•	The Company recorded a discount on the loans from Dr. Schewe and Haris Basit of $330,000 as a result of a beneficial conversion feature. During 2016, Dr. Schewe and Haris Basit converted loans of $330,000 to equity.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a sublicense for GKG we obtained from Guangzhou Inter-Pacific Arts Corp., a Chinese wholly-owned foreign enterprise registered in Guangdong province ("IPA China") which owned by VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $53,448,000. The Company expects such losses to continue. However, on September 30, 2012, as discussed in Note 5, the Company entered into a Loan Agreement with Dr. Kevin Schewe, a member of the Company’s Board of Directors, whereby Dr. Schewe agreed to fund the Company up to $1,000,000 over a five-year period in accordance with such agreement. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one-year period. Dr. Schewe completed the funding of $300,000 on November 9, 2016. On November 30, 2016, the Company entered in a Loan Agreement with CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. The Company expects loans from Mr. Basit and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The accompanying audited financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications were made to the December 31, 2015 financial statements to conform to the December 31, 2016 financial statement presentation.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2016 or 2015.

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

Revenue Recognition – The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2016 and 2015, the Company has recognized revenues under revenue models 3 and 4.

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

Major Customers – A relatively small number of customers account for a significant percentage of the Company’s sales. Five customers represented 100% of revenues for the year ending December 31, 2015 and three customers represented 100% of revenues for the year ending December 31, 2016.

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

Research and Development – The Company did not record any research and development activities in 2016 or 2015. If we do in the future, it will be expensed as incurred.

Joint Venture - The Company entered into a joint venture with Corporacion Agricola, S.A. (“Agricorp”), a Nicaragua company, and formed Energia Reino Verde, S.A. (“ERV”) on January 30, 2014. The Company was granted an equity interest of 50% of outstanding shares of ERV for $0 on December 9, 2014. At December 31, 2016 and December 31, 2015, the net assets of ERV were immaterial. The Company has accounted for their investment under the equity method and at December 31, 2016 and December 31, 2015, the investment was recorded at $0. Future plans are that ERV will own and operate a 12 MW biomass power plant that will be co-located with the 834 hectare (2,060 acre) Giant King ® Grass plantation project in Nicaragua.

Recent Accounting Standards – In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this guidance on our financial statements.

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued registered shares of its common stock under an existing registration statement on Form S-8 as well as unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. In 2015, the Company issued 10,000,000 shares of the Company’s common stock for future services valued at $90,000. In 2016, the Company issued 100,000,000 shares of the Company’s common stock for future services valued at $225,000. The Company cleared 30,000,000 shares of the Company’s common stock for future services valued at $149,000. As of December 31, 2016 and December 31, 2015, included in prepaid expenses for this third-party provider is $13,000 and $3,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the year ended December 31, 2016 and 2015, the Company recorded $149,000 and $272,000, respectively, of stock related expenses.

Other prepaid expenses (non-stock related) were $1,000 and $66,000 at December 31, 2016 and December 31, 2015, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for the year ended December 31, 2015 and the year ended December 31, 2016. The carrying value of the investment is $14,000 and $40,000 as of December 31, 2016 and December 31, 2015, respectively. We recorded other expense of approximately $27,000 in the Company’s Statements of Operation during the year ended December 31, 2016, related to a loss on investment in AEG. See Note 9 for additional related party transactions with AEG.

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

On August 5, 2015, the BOD of the Company adopted the 2015 Stock Incentive Plan (the “New Plan”) reserving 800,000,000 shares of common stock for issuance. The New Plan is designed to provide additional incentive to employees, directors and consultants of the Company through awarding incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and other awards. On August 5, 2015, the New Plan was also approved by the holders of a majority of the Company’s common stock. The Company has not filed a Form S-8 Registration Statement with the SEC for the New Plan as of December 31, 2016.

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

For stock options issued to employees, director and consultants for 2016 and 2015, the fair value was estimated at the date of grant using the following range of assumptions:

	2016	2015
Risk free interest rate	1.27% - 2.34%	1.80% - 2.12%
Dividends	0%	0%
Volatility factor	132.88% - 139.28%	130.65% - 132.00%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0%	0%

The following table summarizes activity for employees and directors in the Company’s Plan and New Plan at December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	183,230,000	$0.0038
Granted	197,500,000	0.0019
Exercised	–	–
Cancelled and forfeited	–	–
Outstanding at December 31, 2016	380,730,000	$0.0028	9.10	$–
Exercisable at December 31, 2016	236,649,000	$0.0033	8.69	$–

During 2016, stock options totaling 197,500,000 were granted. At December 31, 2016, there were 517,547,000 shares available for future grant. The Plan recorded $247,000 of compensation expense for employees and director stock options in 2016. At December 31, 2016, there was $261,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year and nine months. At December 31, 2016, the fair value of options vested for employees and directors was $308,000. There were no options exercised during 2016.

During 2016, the Company issued 1,636,364 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at approximately $4,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTY

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

On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one-year period. From January 14, 2016 through November 9, 2016, Dr. Schewe made loans of $300,000 to the Company and completed the funding. Including the loan of $5,000 on January 13, 2016, the Company recorded a discount on the loans of $300,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Dr. Schewe converted loans totaling $305,000 into 655,714,285 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are no loans outstanding at December 31, 2016 and December 31, 2015. As of December 31, 2016, the Company had remaining availability under the note of $0.

Loan Agreement with Haris Basit

Effective November 30, 2016, the Company entered into a Loan Agreement with CEO Haris Basit whereby Mr. Basit agreed to loan up to $100,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Mr. Basit’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Mr. Basit will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From November 30, 2016 through December 31, 2016, Mr. Basit made loans of $25,000 to the Company. The Company recorded a discount on the loans of $25,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Mr. Basit converted loans totaling $25,000 into 66,312,997 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at December 31, 2016. As of December 31, 2016, the Company had remaining availability under the note of $75,000.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred Stock

At December 31, 2016 and 2015, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At December 31, 2016 and December 31, 2015, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2016, the number of authorized shares of the Company’s common stock was 3,900,000,000. The par value of the common stock is $0.0001.

During 2016 and 2015, the Company issued 100,000,000 and 40,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending December 31, 2016 there is no accounting impact from this transaction because the shares remain in the Company's possession.

On February 24, 2016, the Company entered into a Subscription Agreement with Almaden Energy Group, LLC (“AEG”) in which AEG agreed to purchase 12,500,000 shares of common stock at a purchase price of $0.0016 per share for $20,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. Mr. Basit is CEO of the Company and of AEG, a customer of the Company as discussed in Note 9. The Company issued such common stock on the date of such Subscription Agreement.

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

During 2016, the Company issued 1,636,364 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $4,000 on the date of the issuance.

During 2016, the Company issued 655,714,285 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. During 2016, the Company issued 66,312,997 shares of common stock to CEO Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

As of December 31, 2016, there were 2,819,472,132 shares of common stock outstanding.

NOTE 7 – INCOME TAX

The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $694,000 for the year ended December 31, 2015 and increased by $174,000 for the year ended December 31, 2016. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The Company has Federal net operating loss carryovers of approximately $21,038,000 available at December 31, 2016 and State net operating loss carryovers of approximately $20,039,000 available at December 31, 2016. The federal and California net operating losses will begin to expire in 2024 and 2016, respectively. Additionally, the Company has capital loss carryforwards of approximately $13,231,000 available at December 31, 2016, which expire through 2019. Due to the uncertainty surrounding the realization of the capital loss carryforwards in future tax returns, the tax effect of the capital loss carryforwards is not recognized in the income tax provision.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2016 and 2015, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2016.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2016 and 2015. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2013 – 2015
California	2012 – 2015

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2016 and 2015:

	2016		2015
U.S Statutory rates	34.0%		34.0%
State taxes, net of Federal benefit	5.8%		5.6%
Permanent differences	–		(1.0%	)
Change in Valuation allowance	(39.8%	)	(38.6%	)
Other	–		–
Effective income tax rate	0.0%		0.0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015:

	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$8,322,000	$8,285,000
Stock compensation expense	4,302,000	4,166,000
Other	5,000	4,000
Total Deferred Tax Assets	12,629,000	12,455,000
Less: Valuation allowance	(12,629,000)	(12,455,000)
Net Deferred Tax Assets	$–	$–

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2016 and 2015 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2016	2015
Stock Options	380,730,000	183,230,000

The following table sets forth the computation of basic and diluted net loss per share for 2016 and 2015, respectively:

	2016		2015
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(1,201,000)		$(2,006,000)
Denominator:
Weighted average shares of common stock outstanding		2,433,356,365		1,704,277,945

Net loss per share of common stock, basic and diluted	$	*	$	*

__________

*  Less than $0.01

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at December 31, 2016 and December 31, 2015 are Related Party Payables of $640,000 and $656,000, respectively. The Company has a payable of $640,000, at December 31, 2016 and December 31, 2015 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $136,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2016: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.

At December 31, 2016 and December 31, 2015, the Company also has a royalty payable to VGE of $0 and $16,000, respectively. On March 28, 2016, the Giant King Grass license with VGE was renegotiated which resulted in the Company not owing VGE any royalties for past revenues recorded by the Company. The $16,000 was recorded as other income in the Company’s Statement of Operations for the year ended December 31, 2016.

The Company has a loan agreement with Director Dr. Kevin Schewe and CEO Haris Basit which is described in Note 5.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. AEG will provide funding to the Company in return for the Company providing seedlings and technical support and training to establish the initial 25 acres plantation in Imperial County, CA. Twenty-six acres were leased of which 20 acres were planted in August 2015. The CEO of AEG is also the CEO of the Company. For the year ended December 31, 2016 and 2015, the Company recorded $22,000 and $18,000, respectively, in revenues from AEG.

At December 31, 2016, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At December 31, 2016, the Company recorded $14,000 as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long-term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent and utility expense charged to operations for the year ended December 31, 2016 and December 31, 2015, was $17,000 and $12,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the year ended December 31, 2016 and 2015, the Company received $193,000 and $129,000, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $205,000 and $188,000 for the year ended December 31, 2016 and 2015, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 9, 2017, the Company entered into a Subscription Agreement with a non-affiliate investor to purchase 5,586,592 shares of common stock at a purchase price of $0.000895 per share for $5,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding.

On January 10, 2017, pursuant to an Employment Agreement entered on July 10, 2015, between the Company and Mr. Haris Basit, CEO, the Registrant issued 18,750,000 non-qualified stock options out of its existing stock plan to Mr. Basit. The stock options will vest immediately and were issued at $0.0015 per share which represented fair market value on the date of grant.

On January 27, 2017, Mr. Haris Basit, CEO and Director of the Company, advanced $5,500 pursuant to a convertible loan agreement and immediately converted the $5,500 loan into 14,102,564 shares of Company common stock at a conversion price of $0.00039 per common share.

On February 23, 2017, Dr. Kevin Schewe, Director of the Company, entered into a new convertible loan Agreement whereby he agreed to fund the Company an additional $100,000 over a two-year period. The loans would be evidenced by a convertible note. The notes accrue interest at 8% per annum, and are convertible into shares of Company common stock at a price equal to 20% of the average closing price for the 20 trading days prior to the issuance of the loan.

On February 24, 2017, Mr. Haris Basit, CEO and Director of the Company, advanced $6,000 pursuant to a convertible loan agreement and immediately converted the $6,000 loan into 14,492,754 shares of Company common stock at a conversion price of $0.000414 per common share.

On February 24, 2017, Dr. Kevin Schewe, Director of the Company, advanced $15,000 pursuant to a convertible loan agreement and immediately converted the $15,000 loan into 36,231,884 shares of Company common stock at a conversion price of $0.000414 per common share.

On March 27, 2017, Dr. Kevin Schewe, Director of the Company, advanced $10,000 pursuant to a convertible loan agreement and immediately converted the $10,000 loan into 26,666,667 shares of Company common stock at a conversion price of $0.000375 per common share.

On March 29, 2017, Mr. Haris Basit, CEO and Director of the Company, advanced $4,500 pursuant to a convertible loan agreement and immediately converted the $4,500 loan into 12,228,261 shares of Company common stock at a conversion price of $0.000368 per common share.

