Form 10-Q
period 2017-03-31
VIASPACE Inc.
filed 2017-05-15
CIK 1270200

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

(626) 768-3360

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,059,906,016 shares of $0.0001 par value common stock issued and outstanding as of May 15, 2017.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,000	$19,000
Accounts receivable	30,000	–
Prepaid expenses	83,000	14,000
TOTAL CURRENT ASSETS	118,000	33,000

OTHER ASSETS:
Investment in Almaden Energy Group	10,000	14,000
Other assets	2,000	2,000
TOTAL OTHER ASSETS	12,000	16,000

TOTAL ASSETS	$130,000	$49,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$81,000	$68,000
Accrued expenses	26,000	29,000
Unearned revenue	20,000	20,000
Related party payables	674,000	640,000
TOTAL CURRENT LIABILITIES	801,000	757,000

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2017 and 2016, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2017 and 2016	–	–
Common stock, $0.0001 par value in 2017 and 2016, 3,900,000,000 shares authorized, 3,079,260,854 shares issued and 2,979,260,854 shares outstanding as of March 31, 2017, and 2,919,472,132 shares issued and 2,819,472,132 shares outstanding as of December 31, 2016	298,000	282,000
Additional paid in capital	52,702,000	52,458,000
Accumulated deficit	(53,671,000)	(53,448,000)
Total shareholders’ deficit	(671,000)	(708,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$130,000	$49,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES	$53,000	$15,000
COST OF REVENUES	14,000	18,000
GROSS PROFIT (LOSS)	39,000	(3,000)

OPERATING EXPENSES
Operations	4,000	11,000
Selling, general and administrative	212,000	312,000
Total operating expenses	216,000	323,000
LOSS FROM OPERATIONS	(177,000)	(326,000)

OTHER INCOME (EXPENSE)
Interest expense	(42,000)	(51,000)
Other income	–	16,000
Other expense	(4,000)	(10,000)
Total other expense	(46,000)	(45,000)

LOSS BEFORE INCOME TAXES	(223,000)	(371,000)
Income taxes	–	–
NET LOSS	$(223,000)	$(371,000)

LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	2,878,744,837	2,124,984,310

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,000)	$(371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	97,000	73,000
Stock issued for consulting expense	1,000	–
Amortization of prepaid expenses	6,000	63,000
Amortization of discounts on notes payable	41,000	50,000
Loss on minority investment in Almaden Energy Group	4,000	10,000
(Increase) decrease in operating assets:
Accounts receivable	(30,000)	41,000
Prepaid expenses	–	24,000
Increase (decrease) in operating liabilities:
Accounts payable	12,000	45,000
Accrued expenses and other	(2,000)	(25,000)
Related party	34,000	(6,000)
Unearned revenue	–	20,000
Net cash used in operating activities	(60,000)	(76,000)

CASH FLOWS FROM INVESTING ACTIVITIES	―	―

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	41,000	50,000
Stock issued for investment by related parties	–	26,000
Stock issued for investment by non-related parties	5,000	–
Net cash provided by financing activities	46,000	76,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,000)	―
CASH AND CASH EQUIVALENTS, Beginning of period	19,000	10,000
CASH AND CASH EQUIVALENTS, End of period	$5,000	$10,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at March 31, 2017.
•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
•	The Company recorded a discount on the loans from Dr. Schewe and Haris Basit of $41,000 as a result of a beneficial conversion feature. During 2017, Dr. Schewe and Haris Basit converted loans of $41,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2016:

•	The Company issued 50,000,000 shares of the Company’s common stock for future funding source.
•	The Company recorded a discount on the loans from Dr. Schewe of $50,000 as a result of a beneficial conversion feature. During 2016, Dr. Schewe converted loans of $50,000 to equity.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a license for GKG we obtained from Guangzhou Inter-Pacific Arts Corp., a Chinese wholly-owned foreign enterprise registered in Guangdong province ("IPA China") which is owned by VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $53,671,000. The Company expects such losses to continue. However, on November 30, 2016, the Company entered in a Loan Agreement with CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered in a Loan Agreement with Director Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. The Company expects loans from Mr. Basit and Dr. Schewe and revenue generated from future contracts using the license it has for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit or Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third-party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. During 2017, the third-party provider cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000. As of March 31, 2017 and December 31, 2016, included in prepaid expenses for this third-party provider is $83,000 and $13,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the three months ended March 31, 2017 and 2016, the Company recorded $6,000 and $63,000, respectively, of stock related expenses.

Other prepaid expenses (non-stock related) were $0 and $1,000 at March 31, 2017 and December 31, 2016, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for 2017 and 2016. The carrying value of the investment is $10,000 and $14,000 as of March 31, 2017 and December 31, 2016, respectively. We recorded other expense of approximately $4,000 in the Company’s Statements of Operation during the three months ended March 31, 2017, related to a loss on investment in AEG. See Note 8 for additional related party transactions with AEG.

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

2017
Risk free interest rate	2.18%
Dividends	0%
Volatility factor	140.16%
Expected life	6.67 years
Annual forfeiture rate	0%

The following is a summary of the Company’s stock option activity for the three months ended at March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	380,730,000	$0.0028
Granted	18,750,000	0.0015
Exercised	–	–
Cancelled and forfeited	–	–
Outstanding at March 31, 2017	399,480,000	$0.0028	8.89	$2,000
Exercisable at March 31, 2017	293,218,000	$0.0030	8.66	$2,000

Stock options totaling 18,750,000 were granted during the three months ended March 31, 2017. The Plan recorded $97,000 of compensation expense for employees and director stock options in 2017. At March 31, 2017, there was $190,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately one year. There were no options exercised during the three months ended March 31, 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

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

During the three months ended March 31, 2017, Mr. Basit made loans of $16,000 to the Company. The Company recorded a discount on the loans of $16,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2017, Mr. Basit converted loans totaling $16,000 into 40,823,579 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at March 31, 2017. As of March 31, 2017, the Company had remaining availability under the note of $59,000.

Loan Agreement with Kevin Schewe

Effective February 23, 2017, the Company entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $100,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Dr. Schewe will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the three months ended March 31, 2017, Dr. Schewe made loans of $25,000 to the Company. The Company recorded a discount on the loans of $25,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2017, Dr. Schewe converted loans totaling $25,000 into 62,898,551 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at March 31, 2017. As of March 31, 2017, the Company had remaining availability under the note of $75,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2017 and December 31, 2016, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At March 31, 2017 and December 31, 2016, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2017, the number of authorized shares of the Company’s common stock was 3,900,000,000. The par value of the common stock is $0.0001.

During 2017, the Company issued 50,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending March 31, 2017, there is no accounting impact from this transaction because the shares remain in the Company's possession.

On January 9, 2017, the Company entered into Subscription Agreement with a non-related party to purchase 5,586,592 shares of common stock at a purchase price of $0.000895 per share for $5,000. The purchase price per share was equal to 50% of the average closing price of the Company's common stock for the 20 trading days immediately preceding the date of the investment. The Company issued such common stock on the date of such Subscription Agreement.

During 2017, the Company issued 480,000 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

During 2017, the Company issued 62,898,551 shares of common stock to Director Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. During 2017, the Company issued 40,823,579 shares of common stock to CEO Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

As of December 31, 2016, there were 2,979,260,854 shares of common stock outstanding.

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

The following table sets forth common stock equivalents (potential common stock) at March 31, 2017 and 2016 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2017	2016
Stock Options	399,480,000	201,980,000

The following table sets forth the computation of basic and diluted net loss per share for 2017 and 2016, respectively:

	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(223,000)	$(371,000)
Denominator:
Weighted average shares of common stock outstanding	2,878,744,837	2,124,984,310

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.00)

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at March 31, 2017 and December 31, 2016 are Related Party Payables of $674,000 and $640,000, respectively. The Company has a payable of $654,000 and $640,000, at March 31, 2017 and December 31, 2016 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $150,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at March 31, 2017: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. The Company also owes CEO Haris Basit $20,000 at March 31, 2017, representing salary earned but not paid.

The Company has a loan agreement with Director Dr. Kevin Schewe and CEO Haris Basit which is described in Note 5.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. The CEO of AEG is also the CEO of the Company. For the three months ended March 31, 2017 and 2016, the Company recorded $0 and $12,000, respectively, in revenues from AEG. At March 31, 2017, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At March 31, 2017, the Company recorded $10,000 as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent and utility expense charged to operations for the three months ended March 31, 2017 and 216, was $3,000 and $2,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended March 31, 2017 and 2016, the Company received $0 and $35,000, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $0 and $15,000 for three months ended March 31, 2017 and 2016, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 10, 2017, pursuant to an Employment Agreement entered on July 10, 2015, between the Company and Mr. Haris Basit, CEO, the Registrant issued 18,750,000 non-qualified stock options out of its existing stock plan to Mr. Basit. The stock options will vest immediately and were issued at $0.0015 per share which represented fair market value on the date of grant.

On April 25, 2017, Dr. Kevin Schewe, Director of the Company, advanced an additional $15,000 pursuant to the convertible loan agreement and immediately converted the $15,000 loan into 48,387,097 shares of Company common stock at a conversion price of $0.00031 per common share.

On April 25, 2017, Mr. Haris Basit, CEO of the Company, advanced an additional $10,000 pursuant to the convertible loan agreement and immediately converted the $10,000 loan into 32,258,065 shares of Company common stock at a conversion price of $0.00031 per common share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains certain statements that constitute “forward-looking statements”. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Our future results may differ materially from those currently anticipated depending on a variety of factors, including those described below under “Risks Related to Our Future Operations” and our filings with the Securities and Exchange Commission. The following should be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this Report and in conjunction with our 2016 Annual Report on Form 10-K as filed with the SEC.

VIASPACE Overview

Description of Business – VIASPACE Inc. (“we”, “us”, “VIASPACE”, or the “Company”) was founded in July 1998. Its business involves renewable energy and is based on biomass, in particular our license to a dedicated energy crop with the trademark “Giant King® Grass” (“GKG”). Through a license for GKG we obtained from Guangzhou Inter-Pacific Arts Corp., a Chinese wholly-owned foreign enterprise registered in Guangdong province ("IPA China") which is owned by VIASPACE Green Energy Inc. (“VGE”), we are able to commercialize GKG throughout the world, except for the People’s Republic of China (“China”) and the Republic of China (“Taiwan”).

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the three months ended March 31, 2017 and 2016, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to March 31, 2016

Revenues

Revenues were $53,000 and $15,000 for the three months ended March 31, 2017 and 2016, respectively, an increase of $38,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $14,000 and $18,000 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $4,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2017 compared to the same period in 2016 was an increase in gross profit from a gross loss of $3,000 for the three months ended March 31, 2016 to a gross profit of $39,000 for the three months ended March 31, 2017.

Operations Expenses

Operations expenses were $4,000 and $11,000 for the three months ended March 31, 2017 and March 31, 2016, a decrease of $7,000. Labor and consulting costs were lower by $5,000 in 2017 as the Company hired less labor to work in the Giant King Grass field in San Diego County. Water and rent costs were higher by $1,000 during 2017 as compared with 2016 due to higher rent and more water usage. Other operations expenses were lower by $3,000 in 2017 as compared with the same period in 2016. Operations expenses consist of plantation expenses related to the Company’s test plot in California and Hawaii and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $212,000 and $312,000 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $100,000. Stock option compensation expense increased $45,000 in 2017 as compared with 2016 due to reduced stock option grants in 2017. Payroll and benefit costs were lower by $14,000 in 2017 compared with the same period of 2016. Stock compensation expense was lower by $22,000 in 2017 versus 2016 due to no compensation expense in 2017 related to officer family members purchasing common stock of the Company at a discount to market. Consulting fees decreased $81,000 in 2017 as the Company did not use a lobbyist to assist the Company in obtaining government contracts and did not use an outside service consultant. Insurance costs decreased $25,000 in 2017 compared to 2016 due to reduced directors’ and officers’ insurance costs. Other costs decreased $3,000 in 2017 as compared to 2016.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the three months ended March 31, 2017, the Company had a loss from operations of $177,000 compared with a loss from operations of $326,000 for the three months ended March 31, 2016, a decrease of $149,000.

Interest Expense

Interest expense was $42,000 and $51,000 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $9,000. This is due to a decrease in the amount of the discount recognized in 2017 as compared to 2016, related to decreased officer convertible loans made to the Company in 2017.

Other Expenses

The Company recorded other expense of $4,000 for the three months ended March 31, 2017 and $10,000 for the same period in 2016, a decrease of $4,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Other Income

The Company recorded other income of $16,000 for the three months ended March 31, 2016 and $0 for the same period in 2017. The Company reversed royalty expense no longer owed to VGE at March 31, 2016, that was accrued on the Company’s Balance Sheet at December 31, 2015, as a result of a new Global Supply, License, and Commercialization Agreement the Company entered into with VGE and Guangzhou Inter-Pacific Arts Corp. effective March 28, 2016 which eliminated any past claims either party had with each other.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2017 was $223,000. Non-cash expenses totaled $149,000 for the three months ended March 31, 2017 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities provided $14,000 of cash in 2017. Net cash used by operating activities for operations was $60,000 for the three months ended March 31, 2017.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $53,671,000 at March 31, 2017. The Company expects such losses to continue. However, on November 30, 2016, the Company entered in a Loan Agreement with CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered in a Loan Agreement with Director Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. The Company received $25,000 from Dr. Schewe related to these Loan Agreements during the three months ended March 31, 2017. The Company received $16,000 from Mr. Basit related to these Loan Agreements during the three months ended March 31, 2017. During the three months ended March 31, 2017, we received capital of $5,000 through the sales of unregistered shares of common stock to a non-related party.

As of filing date of this Form 10-Q, the Company had remaining availability under Dr. Schewe’s note of $60,000, and remaining availability under Mr. Basit’s note of $49,000. The Company expects contracts related to Giant King Grass, loans from Dr. Schewe and Mr. Basit, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future. However, no assurance can be given that Mr. Basit or Dr. Schewe will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties. Additionally, based upon our current policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders in the foreseeable future.

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

For the period ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report.  Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2017.

ITEM 1A. RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than as set forth below:

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

Our net loss for the three months ended March 31, 2017 and the year ended December 31, 2016 was $223,000 and $1,201,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 3,079,260,854 were accounted for by our transfer agent as issued and outstanding as of March 31, 2017. Of these issued and outstanding shares, 1,682,498,144 shares (54.6%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at March 31, 2017, 1,811,252,459 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,268,008,395 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2017. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 2,979,260,854 at March 31, 2017.

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

Our executive officers, directors (including current and former) and principal shareholders own 54.6% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 54.6% of our outstanding shares as of March 31, 2017. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2017, the Company issued 5,586,592 unregistered shares of common stock to a non-related party investor. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

On January 27, 2017, the Company issued 14,102,564 unregistered shares of common stock to Haris Basit, CEO of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 7, 2017, the Company issued a consultant 480,000 unregistered shares of the Company’s common stock for consulting services valued at approximately $1,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 24, 2017, the Company issued 14,492,754 unregistered shares of common stock to Haris Basit, CEO of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 24, 2017, the Company issued 36,231,884 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On March 27, 2017, the Company issued 26,666,667 unregistered shares of common stock to Kevin Schewe, Director of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On March 29, 2017, the Company issued 12,228,261 unregistered shares of common stock to Haris Basit, CEO of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Convertible Promissory Note between Registrant and Haris Basit dated January 27, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 1, 2017).
10.2	Loan Agreement between Registrant and Kevin Schewe dated February 23, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 1, 2017).
10.4	Form of Senior Promissory Note between Registrant and Kevin Schewe (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 1, 2017).
10.5	Senior Convertible Promissory Note between Registrant and Haris Basit dated February 24, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 1, 2017)
10.6	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated February 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 1, 2017).
10.7	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated March 27, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2017).
10.8	Senior Convertible Promissory Note between Registrant and Haris Basit dated March 29, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 15, 2017	By:	/s/ HARIS BASIT
Haris Basit
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ STEPHEN J. MUZI
Stephen J. Muzi
Chief Financial Officer (Principal Financial and Accounting Officer)

