Form 10-Q
period 2017-09-30
VIASPACE Inc.
filed 2017-11-20
CIK 1270200

 Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number 333-110680

VIASPACE INC.

(Exact name of small business issuer as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

344 Pine Street, Santa Cruz, CA, 95062

(Address of principal executive offices)

382 N. Lemon Ave., Suite 364, Walnut, CA 91789

(Former Address

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,402,514,447 shares of $0.0001 par value common stock issued and outstanding as of November 20, 2017.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,000	$19,000
Prepaid expenses	38,000	14,000
TOTAL CURRENT ASSETS	49,000	33,000

OTHER ASSETS:
Investment in Almaden Energy Group	6,000	14,000
Other assets	2,000	2,000
TOTAL OTHER ASSETS	8,000	16,000

TOTAL ASSETS	$57,000	$49,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$93,000	$68,000
Accrued expenses	22,000	29,000
Unearned revenue	20,000	20,000
Related party payables	749,000	640,000
TOTAL CURRENT LIABILITIES	884,000	757,000

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2017 and 2016, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2017 and 2016	–	–
Common stock, $0.0001 par value in 2017 and 2016, 3,900,000,000 shares authorized, 3,400,594,447 shares issued and 3,300,594,447 shares outstanding as of September 30, 2017, and 2,919,472,132 shares issued and 2,819,472,132 shares outstanding as of December 31, 2016	330,000	282,000
Additional paid in capital	53,086,000	52,458,000
Accumulated deficit	(54,243,000)	(53,448,000)
Total shareholders’ deficit	(827,000)	(708,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$57,000	$49,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$33,000	$36,000	$101,000	$92,000
COST OF REVENUES	2,000	–	16,000	18,000
GROSS PROFIT (LOSS)	31,000	36,000	85,000	74,000

OPERATING EXPENSES
Operations	8,000	9,000	29,000	27,000
Selling, general and administrative	267,000	226,000	703,000	817,000
Total operating expenses	275,000	235,000	732,000	844,000
LOSS FROM OPERATIONS	(244,000)	(199,000)	(647,000)	(770,000)

OTHER INCOME (EXPENSE)
Interest expense	(48,000)	(82,000)	(141,000)	(243,000)
Other expense	(2,000)	(4,000)	(8,000)	(22,000)
Other income	–	–	–	16,000
Total other income (expense)	(50,000)	(86,000)	(149,000)	(249,000)

LOSS BEFORE INCOME TAXES	(294,000)	(285,000)	(796,000)	(1,019,000)
INCOME TAXES	–	–	–	–

NET LOSS	$(294,000)	$(285,000)	$(796,000)	$(1,019,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	3,237,284,099	2,509,093,098	3,051,228,069	2,310,258,331

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,000)	$(1,019,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	317,000	288,000
Stock issued for consulting expense	52,000	109,000
Amortization of discounts on notes payable	139,000	241,000
Loss on minority investment in Almaden Energy Group	8,000	21,000
(Increase) decrease in operating assets:
Accounts receivable	–	41,000
Prepaid expenses	1,000	66,000
Increase (decrease) in operating liabilities:
Accounts payable	25,000	19,000
Accrued expenses and other	(7,000)	(45,000)
Related party	109,000	7,000
Unearned revenue	–	(11,000)
Net cash used in operating activities	(152,000)	(283,000)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	139,000	241,000
Stock issued for investment by related parties	–	44,000
Stock issued for investment by non-related parties	5,000	5,000
Net cash provided by financing activities	144,000	290,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,000)	7,000
CASH AND CASH EQUIVALENTS, Beginning of period	19,000	10,000
CASH AND CASH EQUIVALENTS, End of period	$11,000	$17,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Supplemental Disclosure of Non-Cash Activities for 2016:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source.
•	The Company recorded a discount on the loans from Dr. Schewe of $241,000 as a result of a beneficial conversion feature. During 2016, Dr. Schewe converted loans of $241,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at September 30, 2017.
•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
•	The Company recorded a discount on loans from Dr. Schewe, Dr. Kukkonen and Haris Basit of $139,000 as a result of a beneficial conversion feature. During 2017, Dr. Schewe, Dr. Kukkonen and Haris Basit converted loans of $139,000 to equity.

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,243,000. The Company expects such losses to continue. However, on November 30, 2016, the Company entered in a Loan Agreement with Vice Chairman Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered in a Loan Agreement with CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered in a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company expects loans from Mr. Basit, Dr. Schewe and Dr. Kukkonen and revenue generated from future contracts using the license it has for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit, Dr. Schewe or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third-party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. During 2017, the third-party provider cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000. As of September 30, 2017 and December 31, 2016, included in prepaid expenses for this third-party provider is $38,000 and $13,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf.

Other prepaid expenses (non-stock related) were $0 and $1,000 at September 30, 2017 and December 31, 2016, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding membership interest units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the membership interest units of AEG are unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for 2017 and 2016. The carrying value of the investment is $6,000 and $14,000 as of September 30, 2017 and December 31, 2016, respectively. We recorded other expense of approximately $8,000 in the Company’s Statements of Operation during the nine months ended September 30, 2017, related to a loss on investment in AEG. See Note 8 for additional related party transactions with AEG.

NOTE 4 – STOCK OPTIONS AND ISSUED STOCK

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate as no options have been exercised in the Plan to date. The Company calculated a forfeiture rate for employees and directors based on historical information. A forfeiture rate of 0% is used for options granted to consultants. The fair value of each option grant to employees, directors and consultants is calculated by the Black-Scholes method and is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award. The risk-free interest rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

2017
Dividends	0%
Volatility factor	140.17%-140.25%
Expected life	8.53 years
Annual forfeiture rate	0%

The following is a summary of the Company’s stock option activity for the nine months ended at September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	380,730,000	$0.0028
Granted	68,750,000	0.0016
Exercised	–	–
Cancelled and forfeited	–	–
Outstanding at September 30, 2017	449,480,000	$0.0026	8.53	$–
Exercisable at September 30, 2017	418,855,000	$0.0027	8.48	$–

Stock options totaling 68,750,000 were granted during the nine months ended September 30, 2017. The Plan recorded $317,000 of compensation expense for employees and director stock options in 2017. At September 30, 2017, there was $49,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately nine months. There were no options exercised during the nine months ended September 30, 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Loan Agreement with Haris Basit

Effective November 30, 2016, the Company entered into a Loan Agreement with Director Haris Basit whereby Mr. Basit agreed to loan up to $100,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Mr. Basit’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Mr. Basit will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the nine months ended September 30, 2017, Mr. Basit made loans of $47,500 to the Company. The Company recorded a discount on the loans of $47,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2017, Mr. Basit converted loans totaling $47,500 into 140,958,681 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at September 30, 2017. As of September 30, 2017, the Company had remaining availability under the note of $27,500.

Loan Agreement with Kevin Schewe

Effective February 23, 2017, the Company entered into a Loan Agreement with CEO Kevin Schewe whereby Dr. Schewe agreed to loan up to $100,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Dr. Schewe will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the nine months ended September 30, 2017, Dr. Schewe made loans of $80,000 to the Company. The Company recorded a discount on the loans of $80,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2017, Dr. Schewe converted loans totaling $80,000 into 242,278,404 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at September 30, 2017. As of September 30, 2017, the Company had remaining availability under the note of $20,000.

Loan Agreement with Carl Kukkonen

Effective July 25, 2017, the Company entered into a Loan Agreement with CTO Carl Kukkonen whereby Dr. Kukkonen agreed to loan up to $25,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Kukkonen’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Dr. Kukkonen will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the nine months ended September 30, 2017, Dr. Kukkonen made loans of $11,500 to the Company. The Company recorded a discount on the loans of $11,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2017, Dr. Kukkonen converted loans totaling $11,500 into 41,218,638 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at September 30, 2017. As of September 30, 2017, the Company had remaining availability under the note of $13,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2017 and December 31, 2016, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At September 30, 2017 and December 31, 2016, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2017, the number of authorized shares of the Company’s common stock was 3,900,000,000. The par value of the common stock is $0.0001.

During 2017, the Company issued 50,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending September 30, 2017, there is no accounting impact from this transaction because the shares remain in the Company's possession.

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

During 2017, the Company issued 242,278,404 shares of common stock to CEO Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. During 2017, the Company issued 140,958,681 shares of common stock to Director Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. During 2017, the Company issued 41,218,638 shares of common stock to CTO Carl Kukkonen as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

As of September 30, 2017, there were 3,300,594,447 shares of common stock outstanding.

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

The following table sets forth common stock equivalents (potential common stock) at September 30, 2017 and 2016 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2017	2016
Stock Options	418,855,000	239,480,000

The following table sets forth the computation of basic and diluted net loss per share for 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted net loss per share:

Numerator:
Net loss attributable to common stock	$(294,000)	$(285,000)	$(796,000)	$(1,019,000)

Denominator:
Weighted average shares of common stock outstanding	3,237,284,099	2,509,093,098	3,051,228,069	2,310,258,331

Net loss per share of common stock, basic and diluted	$0.00	$0.00	$0.00	$0.00

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at September 30, 2017 and December 31, 2016 are Related Party Payables of $749,000 and $640,000, respectively. The Company has a payable of $689,000 and $640,000, at September 30, 2017 and December 31, 2016 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $185,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at September 30, 2017: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. The Company also owes Director Haris Basit $60,000 at September 30, 2017, representing salary earned but not paid. Mr. Basit has also been granted 56,250,000 options at September 30, 2017

The Company has a loan agreement with CEO Dr. Kevin Schewe, Director Haris Basit and CTO Carl Kukkonen which is described in Note 5.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. The CEO of AEG is also the former CEO and current member of the Board of Directors of the Company. For the nine months ended September 30, 2017 and 2016, the Company recorded $0 and $12,000, respectively, in revenues from AEG. At September 30, 2017, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At September 30, 2017, the Company recorded $6,000 as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).

On June 1, 2017, the Company acquired a 2.91% interest in Clean Energy Solutions, LLC’s (“CES”) outstanding membership interest units. The Company has accounted for this investment by the cost method because the membership interest units of that company are unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over CES. CES is a customer of the Company who is in discussion for future GKG contracts. At September 30, 2017, the Company’s interest in CES is recorded at $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company leases land in San Diego County, California where it grows Giant King Grass. Rent and utility expense charged to operations for the three months ended September 30, 2017 and 2016, was $4,000 and $7,000, respectively. Rent and utility expense charged to operations for the nine months ended September 30, 2017 and 2016 was $9,000 and $13,000, respectively.

On August 31, 2017, the Company notified the landlord of the land being leased in San Diego to cancel the lease.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended September 30, 2017 and 2016, the Company received $0 and $25,000, respectively, in payments under these collaborative agreements. During the nine months ended September 30, 2017 and 2016, the Company received $0 and $80,000, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $0 and $36,000 for the three months ended September 30, 2017 and 2016, respectively. The Company recognized revenue from these collaborative agreements of $101,000 and $92,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Employment Agreements

On July 25, 2017, the Company announced that effective July 31, 2017, Haris Basit resigned as CEO of the Company to move to a position leading a Silicon Valley based technologycompany. Mr. Basit became Vice-Chairman of the Company’s Board of Directors and thus continue to be involved in the overall strategic direction of the Company. During this transition of leadership, Dr. Kevin Schewe, who is the largest shareholder of the Company and Board Chairman, becomes the acting CEO.

Effective October 1, 2016, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $84,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. Mr. Muzi has since resigned as CFO, Treasurer and Secretary effective as of September 30, 2017. Dr. Schewe is acting CFO.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – SUBSEQUENT EVENTS

On October 20, 2017, the Company issued 1,920,000 shares of common stock to a consultant of the Company.  The shares were issued at fair market value of approximately $1,920 on the date of the issuance.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the three and nine months ended September 30, 2017 and 2016, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to September 30, 2016

Revenues

Revenues were $33,000 and $36,000 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $3,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $2,000 and $0 for the three months ended September 30, 2017 and 2016, respectively, an increase of $2,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2017 compared to the same period in 2016 was a decrease in gross profit from a gross profit $36,000 for the three months ended September 30, 2016 to a gross profit of $31,000 for the three months ended September 30, 2017, a decrease of $5,000.

Operations Expenses

Operations expenses were $8,000 and $9,000 for the three months ended September 30, 2017 and September 30, 2016, a decrease of $1,000. Labor and consulting costs were $1,000 in 2017, unchanged from $1,000 in 2017. Water and rent costs were lower by $3,000 during 2017 as compared with 2016 due to less water usage. Operations expenses consist of plantation expenses related to the Company’s test plot in California and Hawaii and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $267,000 and $226,000 for the three months ended September 30, 2017 and 2016, respectively, an increase of $41,000. Stock option compensation expense increased $56,000 in 2017 as compared with 2016 due to increased stock option grants in 2017. Payroll and benefit costs were lower by $38,000 in 2017 compared with the same period of 2016. Stock compensation to non-officers was lower by $36,000 in 2017 versus 2016 due to no compensation expense in 2017 related to officer family members purchasing common stock of the Company at a discount to market. Consulting fees increased $2,000 in 2017. Insurance costs increased $10,000 in 2017 compared to 2016 due to cancelling the Directors’ and Officers’ insurance policy.  Accounting and legal fees were the same in 2017 as compared with 2016. Bad debt of $45,000 was recorded against billing which had occurred in early spring. Ongoing negotiation caused adjustments in the final agreement which was completed in July. Both parties agreed that the billing done earlier in the year would not be paid.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the three months ended September 30, 2017, the Company had a loss from operations of $244,000 compared with a loss from operations of $285,000 for the three months ended September 30, 2016, a decrease of $41,000.

Interest Expense

Interest expense was $48,000 and $82,000 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $34,000. This is due to a decrease in the amount of the discount recognized in 2017 as compared to 2016, related to decreased officer convertible loans made to the Company in 2017.

Other Expenses

The Company recorded other expense of $2,000 for the three months ended September 30, 2017 and $4,000 for the same period in 2016, a decrease of $2,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Nine Months Ended September 30, 2017 Compared to September 30, 2016

Revenues

Revenues were $101,000 and $92,000 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $9,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $16,000 and $18,000 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2017 compared to the same period in 2016 was an increase in gross profit from a gross profit $74,000 for the nine months ended September 30, 2016 to a gross profit of $85,000 for the nine months ended September 30, 2017, an increase of $11,000.

Operations Expenses

Operations expenses were $29,000 and $27,000 for the nine months ended September 30, 2017 and September 30, 2016, an increase of $2,000. Labor and consulting costs increased by $7,000 in 2017. Water and rent costs were lower by $4,000 during 2017 as compared with 2016 due to lower water usage. Other operations expenses were lower by $4,000 in 2017 as compared to the same period in 2016. Operations expenses consist of plantation expenses related to the Company’s test plot in California and Hawaii and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $703,000 and $817,000 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $114,000. Stock option compensation expense increased $120,000 in 2017 as compared with 2016 due to increased stock option grants in 2017. Payroll and benefit costs were lower by $71,000 in 2017 compared with the same period of 2016. Stock compensation to non-officers was lower by $91,000 in 2017 versus 2016 due to no compensation expense in 2017 related to officer family members purchasing common stock of the Company at a discount to market. Consulting fees were lower by $65,000 due to lower outside service consultant’s costs. Insurance costs decreased $40,000 in 2017 compared to 2016 due to reduced directors’ and officers’ insurance costs. Accounting fees were lower by $11,000 in 2017 as compared with 2016. A $45,000 charge to bad debt was recorded in 2017 compared to $0 for 2016. Other costs increased $4,000 in 2017 as compared to 2016.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the nine months ended September 30, 2017, the Company had a loss from operations of $646,000 compared with a loss from operations of $770,000 for the nine months ended September 30, 2016, a decrease of $124,000.

Interest Expense

Interest expense was $141,000 and $243,000 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $102,000. This is due to a decrease in the amount of the discount recognized in 2017 as compared to 2016, related to decreased officer convertible loans made to the Company in 2017.

Other Expenses

The Company recorded other expense of $8,000 for the nine months ended September 30, 2017 and $22,000 for the same period in 2016, a decrease of $14,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Other Income

The Company recorded other income of $16,000 for the nine months ended September 30, 2016 and $0 for the same period in 2017. The Company reversed royalty expense no longer owed to VGE at September 30, 2016, that was accrued on the Company’s Balance Sheet at December 31, 2015, as a result of a new Global Supply, License, and Commercialization Agreement the Company entered into with VGE and Guangzhou Inter-Pacific Arts Corp. effective March 28, 2016 which eliminated any past claims either party had with each other.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2017 was $796,000. Non-cash expenses totaled $516,000 for the nine months ended September 30, 2017 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities provided $127,000 of cash in 2017. Net cash used by operating activities for operations was $152,000 for the nine months ended September 30, 2017.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,243,000 at September 30, 2017. The Company expects such losses to continue. However, on November 30, 2016, the Company entered in a Loan Agreement with its former CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered in a Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered in a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company received $80,000 from Dr. Schewe related to these Loan Agreements during the nine months ended September 30, 2017. The Company received $47,500 from Mr. Basit related to these Loan Agreements during the nine months ended September 30, 2017. The Company also received $11,500 from Dr. Kukkonen related to these Loan Agreements during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Company received capital of $5,000 through the sales of unregistered shares of common stock to a non-related party.

As of filing date of this Form 10-Q, the Company had remaining availability under Dr. Schewe’s note of $20,000, remaining availability under Mr. Basit’s note of $27,500 and remaining availability under Dr. Kukkonen’s note of $13,500. The Company expects contracts related to Giant King Grass, loans from Dr. Schewe, Mr. Basit and Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties. Additionally, based upon our current policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders in the foreseeable future.

Contractual Obligations

There are no long-term contractual obligations other than employment agreements as detailed below.

Employment Agreements

Effective July 10, 2015, the Company entered into a two-year employment agreement with Haris Basit, former CEO and current Vice-Chairman of the Board of Directors of the Company. Mr. Basit will receive $120,000 per annum and be entitled to a bonus as determined by the Company’s Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit is to receive 20 business days paid leave per year. On July 10, 2015, the Company agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, the Company agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan. The Employment Agreement was terminated upon Mr. Basit’s resignation.

Effective October 1, 2016, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $84,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. Mr. Muzi resigned as CFO, Treasurer and Secretary effective as of September 30, 2017 and his employment agreement was terminated as of such date.

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

For the period ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2017.

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

Effective July 31, 2017, Mr. Haris Basit resigned as our Chief Executive Officer to work for a technology company in an industry unrelated to the Company's industry. Dr. Kevin Schewe, the Company's largest shareholder and current Chairman of the Board, became our acting Chief Executive Officer. Effective September 30, 2017, Mr. Stephen Muzi resigned as our Chief Financial Officer and was replaced by Dr. Schewe. Mr. Basit's and Mr. Muzi’s recent departure may impact the Company's ability to grow our business.

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

Our net loss for the nine months ended September 30, 2017 and the year ended December 31, 2016 was $796,000 and $1,019,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 3,400,594,447 were accounted for by our transfer agent as issued and outstanding as of September 30, 2017. Of these issued and outstanding shares, 1,946,159,702 shares (57.2%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, former CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, former CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, acting CEO, CFO and Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at September 30, 2017, 2,113,300,338 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,287,294,109 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2017. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 3,300,594,447 at September 30, 2017.

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

Our executive officers, directors (including current and former) and principal shareholders own 57.2% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 57.2% of our outstanding shares as of September 30, 2017. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2017, the Company issued 41,218,638 unregistered shares of common stock to Carl Kukkonen, CTO of the Company. The shares were issued related to the conversion by Dr. Kukkonen of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 25, 2017, the Company issued 17,921,147 unregistered shares of common stock to Haris Basit, former CEO and current Director of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On July 25, 2017, the Company issued 35,842,294 unregistered shares of common stock to Kevin Schewe, CEO and Director of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 15, 2017, the Company issued 21,428,571 unregistered shares of common stock to Haris Basit, former CEO and current Director of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On August 15, 2017, the Company issued 53,571,429 unregistered shares of common stock to Kevin Schewe, CEO and Director of the Company of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Convertible Promissory Note between Registrant and Haris Basit dated July 25, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 31, 2017).
10.2	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated July 25, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2017)
10.3	Senior Convertible Promissory Note between Registrant and Carl Kukkonen dated July 25, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 31, 2017).
10.4	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated August 15, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 18, 2017)
10.5	Senior Convertible Promissory Note between Registrant and Haris Basit dated August 15, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 18, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: November 20, 2017	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Financial Officer (Principal Financial and Accounting Officer)

