Form 10-K
period 2017-12-31
VIASPACE Inc.
filed 2018-04-02
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-110680

VIASPACE INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0742386
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

344 Pine Street
Santa Cruz, California	95062
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,646,055

State the number of shares outstanding of each of issuer’s classes of common equity, as of April 2, 2018: 3,585,153,265

VIASPACE INC.

i

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

Our web site is www.VIASPACE.com. Information contained on, or accessible through, our website should not be deemed as part of this report.

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

Grass Business

We focus on GKG, a natural hybrid, non-genetically modified, fast-growing, perennial grass which we are growing as a dedicated energy crop that can be used to generate low carbon and renewable electricity by direct burning in a biomass power plant, and can be made into pellets that can replace some of the coal in existing power plants thus reducing carbon emissions. GKG may also be used to produce bio methane through anaerobic digestion and as a feedstock for non-food liquid biofuels such as bio ethanol and bio butanol. It can also be used as a feedstock for biochemicals and bio plastics. This perennial grass can grow up to 16 feet in height. It can be harvested at least twice a year in tropical and semitropical areas with a yield of up to 375 metric tons per hectare (freshly cut, referred to as wet yield). We believe that GKG has the highest yield of any crop. Note that one hectare (ha) is 10,000 square meters and equal to 2.47 US acres or approximately the size of two US football fields.

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

We have four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location.

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

Other VIASPACE Projects

We retain a worldwide nonexclusive license to certain patents and patent applications in the areas of interactive radio technology; however, we are devoting no attention to this license.

Research and Development

We did not record any research and development activities in 2017 or 2016. If we do in the future, it will be expensed as incurred.

Competition

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications. Monsanto is an example of a large company focusing on grass as a biofuel. Ceres is an example of a company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass. These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG besides VIASPACE Green Energy, Inc. (“VGE”), as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses. GKG is most suitable for tropical and subtropical areas, which are the focus of the our efforts. Because GKG is propagated by seedlings and not by seeds, it is not an invasive species. We are focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed. With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

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

Customers

We have a relatively small number of customers that have planted Giant King Grass. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer could significantly reduce our future revenues.

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

Executed on April 4, 2016 and effective as of March 28, 2016, we entered into the Global Supply, License, and Commercialization Agreement (the “New Agreement”) with VGE and IPA China.

Prior to the New Agreement, IPA China and VGE had entered into a certain Supply and Commercialization Agreement dated September 30, 2012 regarding a license and supply arrangement between IPA China and VGE regarding Giant King Grass (“IPA-VGE Agreement”). In turn, we also entered into a certain Supply and Commercialization Agreement dated September 30, 2012 with VGE regarding a license and supply arrangement between VGE and us regarding Giant King Grass (“VGE-VIASPACE Agreement”).

Under the New Agreement, we terminated the VGE-VIASPACE Agreement with VGE and IPA China directly granted us an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses (“Three GK Grasses”) throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore (“VIASPACE Territory”). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA China also granted us the right to use and market the name “Giant King Grass” and other related names.

We would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA China held all rights of ownership to the intellectual property relating to the Three GK Grasses. The Company would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA China would use commercially reasonable efforts to maintain its intellectual property rights. We would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

Employees

As of December 31, 2017, we had four independent contractors and no employees.

Regulatory Issues

None

Trademarks

We have a trademark registration for “VIASPACE”.

ITEM 1A.RISK FACTORS

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

Our net loss for the year ended December 31, 2017 was $871,349. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. We rely solely on the GKG licensing agreement we have put in place effective March 28, 2016, to generate revenues or our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

MaloneBailey LLC, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2017, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in MaloneBailey LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. However, on November 30, 2016, as discussed in Note 5, we entered into a Loan Agreement with Mr. Haris Basit, our former CEO and a member of our Board of Directors, whereby Mr. Basit agreed to fund us up to $100,000 over a two-year period in accordance with such agreement. In addition, on February 23, 2017, we entered into a Loan Agreement with Dr. Kevin Schewe, Chairman of our Board of Directors, whereby Dr. Schewe agreed to fund us up to $100,000 over a two-year period in accordance with such agreement. We expect loans from Mr. Basit and Dr. Schewe and revenue generated from future contracts using the license it has for Giant King Grass to fund operations for the foreseeable future.

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

Under the New Agreement, VGE and the Company terminated the VGE-VIASPACE Agreement and IPA directly granted us an exclusive, perpetual license to commercialize its intellectual property rights to three (3) types of high yield, non-genetically modified grasses (“Three GK Grasses”) throughout the world except Cambodia, People’s Republic of China, Taiwan, Thailand, Myanmar, Malaysia, Laos, Vietnam and Singapore (“VIASPACE Territory”). It and VGE agreed to subordinate the terms of the IPA-VGE Agreement to the terms of the New Agreement. IPA China also granted the right to use and market the name “Giant King Grass” and other related names.

We would owe royalty payments on the Net Sales of the Three GK Grasses. This license would be sublicenseable in the VIASPACE Territory. IPA China held all rights of ownership to the Three GK Grasses. We would own any grasses resulting from any modifications or improvements to the Three GK Grasses. IPA China would use commercially reasonable efforts to maintain its intellectual property rights. We would use commercially reasonable efforts to commercialize the Three GK Grasses throughout the VIASPACE Territory.

If we do not make our required royalty payments, we could lose our license.

Our growth prospects may be materially and adversely affected if we are unable to produce Giant King Grass in sufficient quantities for our customer or if our competitors develop products that are favored by our customers.

We believe our future growth will depend on the value of our grass business for biofuel, power plant, or animal feed purposes. The ability to develop orders from customers, if at all, is uncertain due to several factors, many of which are beyond our control. If we are unable to produce Giant King Grass to meet the initial demands of our customers, or if our competitors develop products that are favored by our customers, our growth will be adversely affected.

In addition, our business depends on the success of our Giant King Grass business. To mitigate this risk, grow GKG in Hawaii and California. If we are unable to generate our existing products in sufficient quantities - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, officers may leave us and subsequently compete against us. Key personnel include Dr. Kevin Schewe, our chief executive officer and Dr. Carl Kukkonen, our chief technology officer. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key officers.

Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.

In 2016 and 2017, we have recorded a minor amount of grass revenues related to several Giant King Grass supply contract agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer could significantly reduce our future revenues.

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

We commenced our grass business in October 2008. Our revenues decreased from 2016 to 2017 but revenues are not at a material or significant level. While we believe we will be able to attract more customers and achieve meaningful revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs. Also, our customers may not be able to attract their internal financing to expand or continue their project using GKG. If any of these occur, our grass business will fail.

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

GKG is subject to the risks associated with growing crops, including natural disasters such as drought, pestilence, plant diseases and insect infestations, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our grass inventory in the winter storage season. Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We are particularly susceptible to disasters or other incidents in California or Hawaii, where we have the greatest concentration of our operations. In the event of a widespread failure of our grass, we could likely sustain substantial loss of revenues and suffer substantial operating losses. We do not have insurance to protect against such a risk.

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

Due to the nature of the grass industry, we normally grow according to our production plan before we sell and deliver grass to distributors and our direct customers. The potential end users of our grass, such as biofuel providers and livestock owners, generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we may not be able to anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by our customers, we may produce more grass that is in demand by our distributors resulting in aged crops. In the event we decide not to sell the crop due to our concerns about the quality, the aged inventory could eventually be sold at greatly reduced prices. Aged inventory could result in asset impairment, in which case we would suffer a loss and incur an increase in our operating expenses. On the other hand, if we underestimate demand, we may not be able to satisfy our customers’ demand for grass, and thus damage our customer relations and end-user loyalty. Our failure to estimate our customers’ future needs and to match our production to the demand of our direct customers may materially and adversely affect our business, financial condition and results of operations.

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

We have 3,900,000,000 authorized shares of common stock, of which 3,402,514,447 were accounted for by our transfer agent as issued and outstanding as of December 31, 2017. Of these issued and outstanding shares, 1,926,010,126 shares (56.6%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, Vice Chairman; Dr. Carl Kukkonen, our CTO and Director; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Chairman and CEO;

Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at December 31, 2017, 2,115,220,338 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,287,294,109 shares of our common stock are accounted for by our transfer agent as free trading at December 31, 2017. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes we account for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 3,302,514,447 at December 31, 2017.

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

Our executive officers, directors (including current and former) and principal shareholders own 56.6% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 56.6% of our outstanding shares as of December 31, 2017. In addition, on May 14, 2010, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

On May 14, 2010, we issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE. This empowers Chang with supermajority voting rights even after he holds less than a majority of outstanding voting securities. Under the term sheet relating to the VGE Recapitalization, Chang gave a proxy to Director Dr. Schewe during the term of any GKG sublicense from VGE. Dr. Schewe may be willing to provide additional financing to us. In the event he provides such financing, his ownership in the Company will further increase.

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License remained exclusive to us. On September 30, 2017 the proxy was cancelled as the Preferred Share was transferred from Chang to Schewe.

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

In addition, on May 14, 2010, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the BOD and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met. On May 14, 2010, we issued one share of Series A Preferred Stock to Mr. Chang related to the acquisition of IPA by VIASPACE and VGE which was subsequently transferred to Dr. Schewe as discussed in footnotes. This empowers Dr. Schewe with supermajority voting rights even if he holds less than a majority of outstanding voting securities.

Stock options issued by us may have an adverse impact on the market value of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently have no long-term office lease. We maintain a mailing address in California, and our principal executive officers work in California and Colorado.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

The shares of our common stock are principally quoted on the OTC Capital Markets (“OTCQB”) under the trading symbol “VSPC” since from June 22, 2005. Prior to June 22, 2005, our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “GWPL.OB”. The first day of trading for our common stock was June 4, 2004.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB or OTCQB. The price information in the table below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2016:
First Quarter	$0.0039	$0.0013
Second Quarter	$0.0048	$0.0022
Third Quarter	$0.0031	$0.0011
Fourth Quarter	$0.0022	$0.0012
Fiscal year ended December 31, 2017:
First Quarter	$0.0016	$0.0013
Second Quarter	$0.0015	$0.0014
Third Quarter	$0.0010	$0.0009
Fourth Quarter	$0.0008	$0.0006

Holders

As of April 2, 2018, there were approximately 56 shareholders of record of our Common Stock.

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

Equity Compensation Plan

Our discussion regarding our equity compensation plans under which our equity securities are authorized for issuance are discussed under the section titled “Equity Compensation Plan Information” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters” below.

Recent Sales of Unregistered Securities

On October 20, 2017, we issued 1,920,000 shares of our common stock to a consultant. We relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. We believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was not general solicitation or general advertising involved in the offer or sale.

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

Our web site is www.VIASPACE.com. Information contained on, or accessible through, our website should not be deemed as part of this report.

Critical accounting policies and estimates

Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR60”) issued by the SEC, suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy critical if it is important to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, including the critical accounting policies discussed below, see the accompanying notes to the financial statements.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies discussed below require significant management judgments and estimates.

We have four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2017 and 2016, we have recognized revenues under revenue models 3 and 4.

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

We account for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with FASB ASC Topic 505-50, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we record the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expenses in its balance sheet.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There is no assurance that actual results will not differ from these estimates.

Results of Operations

Year Ended December 31, 2017 Compared to December 31, 2016

Revenues

Revenues were $116,000 and $205,000 for the year ended December 31, 2017 and 2016, respectively, a decrease of $89,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $30,000 and $58,000 for the year ended December 31, 2017 and 2016, respectively, a decrease of $28,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. We will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2017 compared to the same period in 2016 was a decrease in gross profit from a gross profit of $147,000 for the year ended December 31, 2016 to gross profit of $86,000 for the year ended December 31, 2017, a decrease of $61,000.

Operations Expenses

Operations expenses were $32,000 and $36,000 for the year ended December 31, 2017 and December 31, 2016, a decrease of $4,000. Labor and consulting costs were higher by $1,000 in 2017 due to an agreed commission on a consultancy contract that resulted in revenue received from AEG. Water and rent costs were lower by $7,000 during 2017 as compared with 2016 due to our non-renewal of the lease and ceasing the Giant King Grass field operation in Q4 2017. Travel costs related to operations were higher by $1,000 in 2017 as compared to 2016 due to more trips to the fields. Supplies were lower by $1,000 in 2017 compared with 2016 due to lower supplies required. Other operations expenses were higher by $2,000 in 2017 as compared with the same period in 2016. Operations expenses consist of plantation expenses related to our test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $775,000 and $984,000 for the year ended December 31, 2017 and 2016, respectively, a decrease of $209,000. Stock option compensation expense increased $118,000 in 2017 as compared with 2016 due to increased stock option grants in 2017. Payroll and benefit costs were lower by $151,000 in 2017 compared with the same period of 2016 due to the Company removing salaries in Q4 2017. Stock compensation expense was lower by $91,000 in 2017 versus 2016 due to there being no compensation expense related to an officer or officer family member purchasing common stock of the Company at a discount to market. Accounting fees increased $33,000 in 2017 as compared with 2016 due higher audit costs and accounting contractor expense. Legal fees increased $10,000 in 2017 due to an additional need for legal services. Consulting fees decreased $80,000 in 2017 as compared with same period in 2016 as we did not use a lobbyist in 2017 to assist the Company in obtaining government contracts and also did not use an outside service provider. Insurance costs decreased $40,000 in 2017 compared to 2016 due to reduced directors’ and officers’ insurance costs. Travel costs decreased $2,000 in 2017 as compared with the same period of 2016, due to reduced travel associated with conferences and new business travel costs. Other costs decreased $6,000 in 2017 as compared to 2016.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the year ended December 31, 2017, we had a loss from operations of $721,000 compared with a loss from operations of $873,000 for the year ended December 31, 2016, a decrease of $152,000.

Interest Expense

Interest expense was $141,000 and $333,000 for the year ended December 31, 2017 and 2016, respectively, a decrease of $192,000. This is due to a decrease in the amount of the discount recognized by Kevin Schewe, in 2017 as compared to 2016, related to convertible loans made to the Company during 2017 and 2016.

Other Expense

We recorded other expense of $9,000 for the year ended December 31, 2017 and $27,000 for the same period in 2016. Other expense was recorded in 2017 and 2016 primarily due to a decrease in the fair value of our minority interest in AEG.

Other Income

We recorded no other income for the year ended December 31, 2017 compared with $32,000 for the same period in 2016.

In 2016, we reversed royalty expense no longer owed to VGE of $16,000, that was accrued on our Balance Sheet at December 31, 2015, as a result of a new Global Supply, License, and Commercialization Agreement we entered into with VGE and Guangzhou Inter-Pacific Arts Corp. effective March 28, 2016 which eliminated any past claims either party had with each other, among other things as explained in Commitments and Contingencies footnote. In addition, we recorded $16,000 of other income in 2016 related to a forfeitable deposit we received on a collaborative agreement with a customer for its Giant King Grass.

Liquidity and Capital Resources

Our net loss for the year ended December 31, 2017 was $871,000. Non-cash expenses totaled $353,000 for the year ended December 31, 2017 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities accrued $128,000 of cash in 2017. Net cash used by operating activities for operations was $160,000 for the year ended December 31, 2017.

We have incurred significant losses from operations, resulting in an accumulated deficit of $54,319,000 at December 31, 2017. We expect such losses to continue. However, on December 31, 2012, we entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to fund us up to $1,000,000 over a five-year period. Schewe completed the funding of $1,000,000 on January 13, 2016. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund us an additional $300,000 over a one-year period.  Schewe completed the funding of $300,000 on November 9, 2016. On November 30, 2016, we entered into a Loan Agreement with our former CEO Haris Basit whereby Mr. Basit agreed to fund us up to $100,000 over a two-year period. On February 23, 2017, we entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund us up to $100,000 over a two-year period.  On July 25, 2017, we entered into a Loan Agreement with Dr. Carl Kukkonen, our CTO, whereby Dr. Kukkonen agreed to fund us up to $25,000 over a two-year period.

We expect to continue as a going concern, however no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund us or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for us. We received $80,000, $47,500 and $11,500 from Dr. Schewe, Mr. Basit, and Dr. Kukkonen, respectively, related to these Loan Agreements for the year ended December 31, 2017. Other non-related investors also purchased $5,000 of unregistered shares of our common stock. Without proceeds from additional equity financings, future revenues from its Giant King Grass, or loans from Dr. Schewe, Mr. Basit or Dr. Kukkonen, we could not continue as a going concern.

As of April 2, 2018, we had $5,000 remaining availability under Dr. Schewe’s note, $16,025 remaining availability under Mr. Basit’s note and $13,500 remaining availability under Dr. Kukkonen’s note. We expect contracts related to Giant King Grass, loans from Dr. Schewe, Mr. Basit and Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future.

Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders.

Contractual Obligations

There are no long-term contractual obligations.

Employment Agreements

Effective July 10, 2015, we entered into a two-year employment agreement with Haris Basit, our former CEO of the Company. Mr. Basit will receive $120,000 per annum and be entitled to a bonus as determined by our Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit is to receive 20 business days paid leave per year. On July 10, 2015, we agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of our common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, we agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of our common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan.  Mr. Basit’s employment agreement expired on July 10, 2017 and was not renewed.

Effective October 1, 2016, we entered into one-year employment agreements with Carl Kukkonen. Dr. Kukkonen serves as Chief Technology Officer of the Company. Dr. Kukkonen will receive a salary of $84,000 per annum. He will also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue we generate up to a maximum of $100,000.

The employment agreement for Dr. Kukkonen expired on September 30 and was not renewed.  Dr. Kukkonen remains our Chief Technology Officer.

Inflation and Seasonality

We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in ourSecurities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2017:

•	We have a lack of proper segregation of duties.
•	Our internal control structure lacks multiple levels of review and oversight.

Remediation of Deficiencies and Material Weaknesses

We are unable to remedy the material weaknesses present in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls. We have put systems in place to deal with the revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the company, written confirmation that goods or services have been delivered. The collectability aspect of revenue recognition will be met when we establish a collection history with our customers.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)	Executive Officers

The following table sets forth our executive officers, their ages and the positions held by them. Our named executive officers as of December 31, 2017 include our Chief Executive Officer/Chief Financial Officer and our Chief Technology Officer.

Name	Age	Position Held
Dr. Kevin Schewe	61	Chief Executive Officer, Chief Financial Officer and Director
Dr. Carl Kukkonen	72	Chief Technology Officer and Director

Kevin L. Schewe, MD. Dr. Schewe has been our CEO/CFO since July 10, 2017.  He was appointed to the Board of Directors on January 19, 2012 as an independent director. He has served as Chairman of the Board of Directors since October 1, 2012. Dr. Schewe is a Board-Certified Radiation Oncologist and a Fellow of the American College of Radiation Oncology. Dr. Schewe has devoted his 27-year medical career and practice in the fight against cancer. He currently serves as Medical Director of Radiation Oncology at the Red Rocks Medical Center in Golden, Colorado. The Red Rocks Radiation Oncology Center is co-owned by Dr. Schewe and HealthONE, the Colorado Division of Hospital Corporation of America (HCA) which is the largest private operator of healthcare facilities in the world and listed on the New York Stock Exchange. Dr. Schewe has also developed a premium line of skin care and cosmetic products designed to help naturally heal, protect, repair and subsequently maintain not only the damaged skin of cancer patients, but also individuals who have experienced skin damage resulting from aging, dryness, UV exposure, other illnesses, and environmental pollution. These products are manufactured and sold by Dr. Schewe’s company Elite Therapeutics. Dr. Schewe received his Bachelor of Arts Degree in Biology at the University of Missouri and his medical degree at the University of Missouri School of Medicine.

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

(b)	Directors

Our directors are as follows:

Name	Age	Position Held
Dr. Kevin L. Schewe	61	Chief Executive Officer, Chief Financial Officer and Director
Dr. Carl Kukkonen	72	Chief Technology Officer and Director
Mr. Haris Basit	56	Director
Ms. Angelina Galiteva	51	Director

Haris Basit. Mr. Basit was the Chief Executive Officer and Director of VIASPACE Inc. from July 10, 2016 to July 10, 2017 and was appoint Vice Chairman on July 10, 2017. He co-founded Almaden Energy Group (AEG), LLC which partners with VIASPACE to grow Giant King Grass in the United States for animal feed. Since 2012, Mr. Basit has been providing Corporate Strategy Consulting to senior executives of publicly traded companies to help identify new growth opportunities and partnerships. Mr. Basit currently serves on a technical advisory committee to UNOS, a private, non-profit organization that manages the nation’s organ transplant system. He was a consultant to Liebman and Associates, the premier clean energy lobbying firm in Washington, DC. He has provided entrepreneurship mentoring for University of California Berkeley MBA students. He started his career as a Staff Engineer at IBM moving on to became a Manager at Rockwell International, a Manager at Bell Labs, Vice President of Business Development for OEA International and then Founder/CEO of both Multigig, Inc. and Mobius Power, LLC. He received his MSEE from the University of Illinois, Urbana-Champaign in 1986. He also earned a BSEE from University of Illinois, Urbana-Champaign in 1984.

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

Kevin L. Schewe, MD.  – See background in Item 9 (a) under Executive Officers

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons we nominated or charged to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We adopted a code of ethics that applies to its principal: executive officers, financial officer, accounting officer or controller, or persons performing similar functions. The text of our code of ethics is available on our website, www.viaspace.com. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Committees of the Board of Directors

Audit Committee. On October 20, 2005, our BOD established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. We do not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-K. The Audit Committee held no meetings in 2017.

Compensation Committee. On October 20, 2005, our BOD established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision-making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2017.

Governance and Nominating Committee. On October 20, 2005, our BOD established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2017.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Mr. Haris Basit, the principal executive officer, until July 10, 2017, and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000. The Named Executive Officers are our current Chief Executive Officer, our former Chief Executive Officer up to July 2017 and our Chief Technology Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Haris Basit (Until July 10, 2017) (4)	2017	60,000	—	—	118,492	—	178,492
Chief Executive Officer	2016	120,000	—	—	157,499	—	277,499
	2015	57,097	—	—	139,631	—	196,728

Kevin Schewe, CEO, CFO (From July 10, 2017 to Present)	2017	—	—	—	39,667	—	39,667

Stephen Muzi	2017	48,000	—	—	39,667	—	87,667
Chief Financial Officer	2016	64,000	—	—	77,911	—	141,911
Treasurer and Secretary (Until September 30, 2017)	2015	63,451	—	—	49,170	—	112,621

Carl Kukkonen (Until September 30, 2017)	2017	49,000	—	—	39,667	12,879	101,546
Chief Technology Officer	2016	111,000	19,931	—	21,264	19,966	172,161
	2015	129,017	1,429	—	95,941	19,966	246,353

(1)

Column (f) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for each year under FASB ASC Topic 718, Share-Based Payment, and not an amount paid to or realized by the Named Executive Officer.

Assumptions used in the calculation of this amount are included in the footnotes to our audited financial statements. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

(2)	In 2014-September, 2017, Dr. Kukkonen’s health insurance coverage was reimbursed to him directly in cash, which amount is included above in column g.
(3)

Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2016: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

(4)	Mr. Basit resigned as Chief Executive Officer on July 10, 2017 and was replaced by Dr. Schewe who is not receiving any compensation for services as the Chief Executive Officer.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Arrangements

Effective July 10, 2015, we entered into a two-year employment agreement with Haris Basit, our former CEO. Mr. Basit received $120,000 per annum and was entitled to a bonus as determined by our Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit received 20 business days paid leave per year.  Mr. Basit’s employment agreement expired on July 10, 2017 and was not renewed.

On July 10, 2015, we agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of our common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, we agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of our common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan.

Effective October 1, 2016, we entered into one-year employment agreements with Carl Kukkonen. Dr. Kukkonen serves as Chief Technology Officer of the Company. Dr. Kukkonen will receive a salary of $84,000 per annum. He will also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen is to receive 20 business days paid leave per year. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000.

Stock Option Grants

The following table provides information on stock options granted in 2017 to each of our Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#) (1)	Awards ($/Sh)	Option Awards(2)
Haris Basit	1/10/17								18,750,000	$0.0015	$28,125
Haris Basit	4/10/17								18,750,000	$0.0015	$28,125
Haris Basit	7/10/17								18,750,000	$0.0014	$26,250

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

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by our Named Executive Officers on December 31, 2017.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DECEMBER 31, 2017

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Kukkonen	9,890,111	—	—	$0.0028	7/30/22	—	—	—	—
Carl Kukkonen	7,072,500	—	—	$0.0040	6/22/25	—	—	—	—
Haris Basit	25,000,000	—	—	$0.0031	7/10/25	—	—	—	—
Kevin Schewe	11,000,000	—	—	$0.0041	9/18/25	—	—	—	—
Carl Kukkonen	35,000,000	—	—	$0.0041	9/18/25	—	—	—	—
Stephen Muzi	23,250,000	—	—	$0.0041	9/18/25	—	—	—	—
Kevin Schewe	35,000,000	—	—	$0.0041	9/18/25	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0040	10/9/25	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0017	1/11/26	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0033	4/11/26	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0025	7/11/26	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0016	10/10/26	—	—	—	—
Kevin Schewe	25,000,000	—	—	$0.0017	12/14/26	—	—	—	—
Haris Basit	25,000,000	—	—	$0.0017	12/14/26	—	—	—	—
Carl Kukkonen	25,000,000	—	—	$0.0017	12/14/26	—	—	—	—
Stephen Muzi	25,000,000	—	—	$0.0017	12/14/26	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0015	1/10/27	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0020	4/10/27	—	—	—	—
Haris Basit	18,750,000	—	—	$0.0014	7/10/27	—	—	—	—

There were no shares of our common stock acquired during 2017 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for our non-employee directors during 2017.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	—	—	25,297	—	25,297

(1)

Column (d) represents the dollar amount recognized as compensation expense for financial statement reporting purposes for 2017 under FASB ASC Topic 718, and not an amount paid to or realized by the Director. The amount shown includes all awards granted. Assumptions used in the calculation of this amount are included in our financial statement footnotes. There can be no assurance that the amounts determined by FASB ASC Topic 718 will ever be realized.

Narrative Disclosure to Director Compensation Table

Compensation of Non-Employee Directors

During 2017, no stock options were granted nor cash compensation paid to non-employee directors.

Retirement Plans

We do not have any retirement plans at December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 2, 2018 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. The mailing address for each person identified in this table is 344 Pine Street, Santa Cruz, CA 95062.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)
Directors:
Haris Basit, CEO	207,271,678	156,250,000	363,521,678	9.8%
Carl Kukkonen, CTO (c)	147,584,948	53,837,861	201,422,809	5.5%
Angelina Galiteva	903,764	25,000,000	25,903,764	0.7%
Kevin L. Schewe, MD	1,315,085,213	60,000,000	1,375,085,213	37.2%
Other Named Officers:
All Named Executive Officers and Directors as a group (4 persons)	1,670,845,603	295,087,861	1,965,933,464	53.2%
Other Shareholders:
Sung Hsien Chang (d)	214,093,095	—	214,093,095	5.8%

(a)	Includes only options that become exercisable on or before May 31, 2018 and excludes options that become exercisable after such date.
(b)

The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of April 2, 2018 and the number of options of the beneficial owner that are exercisable on or before May 31, 2018 divided by the sum of the number of shares of Common Stock outstanding as of April 2, 2018 and the number of options of the beneficial owner that are exercisable on or before May 31, 2018.

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

Equity Compensation Plans

The following table summarizes information about the options and warrants under our equity plans as of the close of business on December 31, 2017:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	449,480,441	$0.0026	448,797,252
Equity compensation plans not approved by security holders	—	—	—
Total	449,480,441	$0.0026	448,797,252

Our current stock option plans (the “Plans”) are explained in detail in the footnotes to the accompanying financial statements and provide for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other awards to our employees, officers, directors or consultants.

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2017.

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

Due to Dr. Carl Kukkonen

We have a payable of $689,000, at December 31, 2017 and $640,000 at December 31, 2016 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $185,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of our common stock at December 31, 2017: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

Loan Agreement with Dr. Carl Kukkonen

Effective July 25, 2017, we entered into a Loan Agreement with CTO Dr. Carl Kukkonen whereby Dr. Kukkonen agreed to loan up to $25,000 to us over a two-year period based on our requests. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Kukkonen’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Dr. Kukkonen will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, we entered into a Loan Agreement with Director Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to us over a five-year period based on our requests. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all our assets. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. In connection with the separation from VGE on September 30, 2012, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. Five years after the separation, Dr. Schewe has transferred the Preferred Share.  As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than we have authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation. Schewe completed the funding of $1,000,000 on January 13, 2016 with a funding of $5,000.

On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund us an additional $300,000 over a one-year period. From January 14, 2016 through November 9, 2016, Dr. Schewe made loans of $300,000 to us and completed the funding. Including the loan of $5,000 on January 13, 2016, we recorded a discount on the loans of $300,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Dr. Schewe converted loans totaling $305,000 into 655,714,285 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense.

On February 23, 2017, the Company entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period.  From February 23, 2017 through August 15, 2017, Dr. Schewe made loans of $80,000 to the Company.  The company recorded a discount on the loans of $80,000 as a result of the beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.  During 2017, Dr. Schewe converted loans totaling $80,000 into 242,278,404 common shares of the Company.  At the time of the conversions, we recorded the discount as additional interest expense.

There are no loans outstanding at December 31, 2017 and December 31, 2016. As of December 31, 2017, we had remaining availability under the note of $20,000.

Loan Agreement with Haris Basit

Effective November 30, 2016, we entered into a Loan Agreement with Director Haris Basit whereby Mr. Basit agreed to loan up to $100,000 to the Company over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Mr. Basit’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Mr. Basit will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

From November 30, 2016 through December 31, 2016, Mr. Basit made loans of $25,000 to us. We recorded a discount on the loans of $25,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2016, Mr. Basit converted loans totaling $25,000 into 66,312,997 common shares of the Company. At the time of the conversions, we recorded the discount as additional interest expense.

From January 27, 2017 through August 15, 2017 Mr. Basit made loans of $47,500 to us.  We recorded a discount on the loans of $47,500 as a result of the beneficial conversion feature and also amortized over the term of the note on a straight-line basis.  During 2017, Mr. Basit converted loans totaling $47,500 into 140,958,681 of our common shares.  At the time of the conversions, we recorded the discount as additional interest expense.

As of December 31, 2017, we had remaining availability under the note of $27,500.

Almaden Energy Group, LLC

On April 13, 2015, we entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. We granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. AEG will provide funding to us in return for us providing seedlings and technical support and training to establish the initial 25 acres plantation in Imperial County, CA. Twenty-six acres were leased of which 20 acres were planted in August 2015.

At December 31, 2016, we have an 18.75% equity ownership in AEG and one designated board seat provided that we maintain an equity ownership position greater than 5%. We recorded $6,000 and $14,000 as of December 31, 2017 and December 31, 2016, respectively, as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).  We recorded other expense of approximately $27,000 during the year ended December 31, 2016, and $8,000 during the year ended December 31, 2017, related to a loss on investment in AEG.

Director Independence

Our BOD has determined that it currently has one member who qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent director is: Ms. Angelina Galiteva.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2017	2016
Audit Fees – Hein & Associates LLP	$4,500	$30,091
Audit Fees – MaloneBailey, LLP	63,000	18,000
	$67,500	$48,091

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

3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).

3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).

3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).

3.9 (i)	Amendment to Articles of Incorporation dated December 31, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014).

3.9 (j)	Amendment to Articles of Incorporation dated August 5, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed August 10, 2015).

3.9 (k)	Amendment to Articles of Incorporation dated December 8, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 10, 2015).

3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).

3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).

10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).

10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).

10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).

10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).

10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).

10.1E	VIASPACE Inc. 2015 Stock Incentive Plan dated August 5, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2015).

Exhibit Number	Description of Exhibit

10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).

10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).

10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).

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

10.17	Security Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 18, 2010).

10.18	Stock Pledge Agreement dated May 14, 2010 by and between the Registrant and Sung Chang (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 18, 2010).

10.19	Registration Rights Agreement dated May 14, 2010 by and between the Registrant and Chang (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 8-K filed May 18, 2010).

10.2	Secured Promissory Note dated May 14, 2010 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 8-K filed May 18, 2010).

Exhibit Number	Description of Exhibit

10.20A	Amendment to Secured Promissory Note dated May 16, 2011 by and between Registrant and Chang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 16, 2011).

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

10.27	Lock-up Agreement dated September 30, 2012 by and among VIASPACE and the other parties listed therein (incorporated by reference to Exhibit 10.07 of the Company’s Form 8-K filed October 5, 2012).

10.28	Kukkonen Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2012).

10.28A	Kukkonen Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 11, 2013).

10.28B	Kukkonen Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).

10.28C	Amendment to Kukkonen Employment Agreement dated June 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2015).

10.28D	Kukkonen Employment Agreement dated October 8, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 14, 2015).

10.28E	Kukkonen Employment Agreement dated May 13, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 17, 2016).

10.28F	Kukkonen Employment Agreement dated October 24, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 25, 2016).

10.29	Muzi Employment Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2012).

10.29A	Muzi Employment Agreement dated October 9, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 11, 2013).

10.29B	Muzi Employment Agreement dated October 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 31, 2014).

10.29C	Muzi Employment Agreement dated September 24, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 30, 2015).

10.29D	Muzi Employment Agreement dated October 24, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 25, 2016).

Exhibit Number	Description of Exhibit

10.30	Kukkonen, Muzi and Galiteva Lock Up Agreement dated October 10, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 11, 2012).

10.31	Senior Secured Convertible Promissory Note dated October 23, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 23, 2012).

10.32	Senior Secured Convertible Promissory Note dated November 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2012).

10.33	Senior Secured Convertible Promissory Note dated December 31, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 31, 2012).

10.34	Senior Secured Convertible Promissory Note dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2013).

10.35	Senior Secured Convertible Promissory Note dated February 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 25, 2013).

10.36	Senior Secured Convertible Promissory Note dated March 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 1, 2013).

10.37	Senior Secured Convertible Promissory Note dated April 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 30, 2013).

10.38	Senior Secured Convertible Promissory Note dated May 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 31, 2013).

10.39	Senior Secured Convertible Promissory Note dated June 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2013).

10.40	Senior Secured Convertible Promissory Note dated July 29, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2013).

10.41	Senior Secured Convertible Promissory Note dated August 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 29, 2013).

10.42	Senior Secured Convertible Promissory Note dated September 24, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 26, 2013).

10.43	Senior Secured Convertible Promissory Note dated October 25, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 28, 2013).

10.44	Senior Secured Convertible Promissory Note dated January 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 31, 2014).

10.45	Senior Secured Convertible Promissory Note dated February 26, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 27, 2014).

10.46	Senior Secured Convertible Promissory Note dated March 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 19, 2014).

10.47	Senior Secured Convertible Promissory Note dated April 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 24, 2014).

10.48	Senior Secured Convertible Promissory Note dated May 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 22, 2014).

10.49	Senior Secured Convertible Promissory Note dated June 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 20, 2014).

10.50	Senior Secured Convertible Promissory Note dated July 18, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 18, 2014).

10.51	Senior Secured Convertible Promissory Note dated August 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2014).

Exhibit Number	Description of Exhibit

10.52	Senior Secured Convertible Promissory Note dated September 23, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 23, 2014).

10.53	Senior Secured Convertible Promissory Note dated October 29, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 31, 2014).

10.54	Senior Secured Convertible Promissory Note dated November 6, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 6, 2014).

10.55	Senior Secured Convertible Promissory Note dated December 9, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 9, 2014).

10.56	Senior Secured Convertible Promissory Note dated January 21, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 22, 2015).

10.57	Senior Secured Convertible Promissory Note dated February 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 19, 2015).

10.58	Senior Secured Convertible Promissory Note dated March 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 25, 2015).

10.59	Senior Secured Convertible Promissory Note dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 15, 2015).

10.60	Subscription Agreement between Registrant and Haris Basit dated April 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 17, 2015).

10.61	Subscription Agreement between Registrant and Asad Cochinwala dated April 14, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 17, 2015).

10.62	Senior Secured Convertible Promissory Note dated May 26, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 26, 2015).

10.63	Senior Secured Convertible Promissory Note dated June 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 25, 2015).

10.64	Haris Basit Employment Agreement dated July 10, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 15, 2015).

10.65	Senior Secured Convertible Promissory Note dated July 14, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 14, 2015).

10.66	Senior Secured Convertible Promissory Note dated July 28, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 29, 2015).

10.67	Subscription Agreement between Registrant and Lajpat Rai dated July 31, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 5, 2015).

10.68	Senior Secured Convertible Promissory Note dated August 19, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2015).

10.69	Subscription Agreement between Registrant and Lajpat Rai dated August 20, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 21, 2015).

10.70	Senior Secured Convertible Promissory Note dated September 2, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2015).

10.71	Senior Secured Convertible Promissory Note dated September 25, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2015).

10.72	Subscription Agreement between Registrant and Mark Monahan dated October 6, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 8, 2015).

10.73	Senior Secured Convertible Promissory Note dated November 9, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 10, 2015).

Exhibit Number	Description of Exhibit

10.74	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated November 9, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 10, 2015).

10.75	Senior Secured Convertible Promissory Note dated November 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 25, 2015).

10.76	Senior Secured Convertible Promissory Note dated December 22, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2015).

10.77	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated December 22, 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 23, 2015).

10.78	Senior Secured Convertible Promissory Note dated January 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 20, 2016).

10.79	Loan Agreement dated January 25, 2016 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 28, 2016).

10.80	Security Agreement dated January 25, 2016 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 28, 2016).

10.81	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 28, 2016).

10.82	Senior Secured Convertible Promissory Note dated January 25, 2016 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed January 28, 2016).

10.83	Senior Secured Convertible Promissory Note dated February 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2016).

10.84	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated February 26, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 2, 2016).

10.85	Subscription Agreement between Registrant and Almaden Energy Group, LLC dated February 25, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 2, 2016).

10.86	Senior Secured Convertible Promissory Note dated March 28, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 28, 2016).

10.87	Subscription Agreement between Registrant and Dr. Carl Kukkonen dated March 28, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 28, 2016).

10.88

Global Supply, License, and Commercialization Agreement dated as of March 28, 2016 by and among the Registrant, VIASPACE Green Energy Inc. and Guangzhou Inter-Pacific Arts Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 8, 2016).

10.89	Senior Secured Convertible Promissory Note dated April 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 14, 2016).

10.90	Senior Secured Convertible Promissory Note dated May 4, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2016).

10.91	Senior Secured Convertible Promissory Note dated May 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 17, 2016).

10.92	Senior Secured Convertible Promissory Note dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2016).

10.93	Senior Secured Convertible Promissory Note dated June 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 14, 2016).

10.94	Senior Secured Convertible Promissory Note dated July 14, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 19, 2016).

Exhibit Number	Description of Exhibit

10.95	Senior Secured Convertible Promissory Note dated July 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 1, 2016).

10.96	Senior Secured Convertible Promissory Note dated August 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 30, 2016).

10.97	Senior Secured Convertible Promissory Note dated September 19, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 22, 2016).

10.98	Senior Secured Convertible Promissory Note dated October 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2016).

10.99	Senior Secured Convertible Promissory Note dated November 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 14, 2016).

10.100	Loan Agreement dated November 30, 2016 by and between the Registrant and Haris Basit (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 2, 2016).

10.101	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 2, 2016).

10.102	Senior Secured Convertible Promissory Note between Registrant and Haris Basit dated November 30, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 2, 2016).

10.103	Senior Secured Convertible Promissory Note between Registrant and Haris Basit dated January 27, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 1, 2017).

10.104	Loan Agreement dated January 23, 2017 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 1, 2017).

10.105	Form of Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 1, 2017).

10.106	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated February 24, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 1, 2017).

10.107	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated February 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 1, 2017).

10.108	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated March 27, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2017).

10.109	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated March 29, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2017).

10.110	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated April 25, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 1, 2017).

10.111	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated April 25, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 1, 2017).

10.112	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated June 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2017).

10.113	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated June 1, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 7, 2017).

10.114	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated June 19, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2017).

10.115	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 23, 2017).

10.116	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated July 25, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2017).

Exhibit Number	Description of Exhibit

10.117	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated July 25, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 31, 2017).

10.118	Senior Secured Convertible Promissory Note between Registrant and Dr. Carl Kukkonen dated July 25, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 31, 2017).

10.119	Loan Agreement dated July 25, 2017 by and between the Registrant and Dr. Carl Kukkonen (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 31, 2017).

10.120	Form of Senior Secured Convertible Promissory Note between Registrant and Dr. Carl Kukkonen (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed July 31, 2017).

10.121	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated August 15, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 18, 2017).

10.122	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated August 15, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 18, 2017).

14.1	* VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005

21	* List of subsidiaries of Company.

31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* XBRL Instance Document

101.SCH	* XBRL Schema Document

101.CAL	* XBRL Calculation Linkbase Document

101.DEF	* XBRL Definition Linkbase Document

101.LAB	* XBRL Label Linkbase Document

101.PRE	* XBRL Presentation Linkbase Document

!

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2018.

VIASPACE INC.
(Registrant)

By:	/s/ KEVIN SCHEWE
Name: Kevin Schewe
Title: Chief Executive Officer
(Principal Executive Officer and Director)

By:	/s/ KEVIN SCHEWE
Name: Kevin Schewe
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ KEVIN SCHEWE	Chief Executive Officer	April 2, 2018
Kevin Schewe	(Principal Executive Officer and Director)

/s/ KEVIN SCHEWE	Chief Financial Officer	April 2, 2018
Kevin Schewe	(Principal Financial and Accounting Officer)

/s/ CARL KUKKONEN	Chief Technology Officer and Director	April 2, 2018
Carl Kukkonen

/s/ ANGELINA GALITEVA	Director	April 2, 2018
Angelina Galiteva

/s/ HARIS BASIT	Director	April 2, 2018
Haris Basit

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VIASPACE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viaspace, Inc. (the “Company”) as of December 31, 2016 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016

Houston, Texas

April 2, 2018

VIASPACE INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4,000	$19,000
Prepaid expenses	22,000	14,000
TOTAL CURRENT ASSETS	26,000	33,000
OTHER ASSETS:
Investment in Almaden Energy Group	6,000	14,000
Other assets	1,000	2,000
TOTAL OTHER ASSETS	7,000	16,000
TOTAL ASSETS	$33,000	$49,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$83,000	$68,000
Related party payables	16,000
Accrued expenses	18,000	29,000
Unearned revenue	20,000	20,000
Related party payables	749,000	640,000
TOTAL CURRENT LIABILITIES	886,000	757,000
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2017 and 2016, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2017 and 2016	—	—
Common stock, $0.0001 par value in 2017 and 2016, 3,900,000,000 shares authorized, 3,402,514,447 shares issued and 3,302,514,447 shares outstanding as of December 31, 2017, and 2,919,472,132 shares issued and 2,819,472,132 shares outstanding as of December 31, 2016	330,000	282,000
Additional paid in capital	53,136,000	52,458,000
Accumulated deficit	(54,319,000)	(53,448,000)
Total shareholders’ deficit	(853,000)	(708,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,000	$49,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017		2016
REVENUES		$116,000		$183,000
REVENUES FROM RELATED PARTY		—		22,000
TOTAL REVENUES		116,000		205,000
COST OF REVENUES		30,000		58,000
GROSS PROFIT		86,000		147,000
OPERATING EXPENSES
Operations		32,000		36,000
Selling, general and administrative		775,000		984,000
Total operating expenses		807,000		1,020,000
LOSS FROM OPERATIONS		(721,000)		(873,000)
OTHER INCOME (EXPENSE)
Interest expense		(141,000)		(333,000)
Other expense		(9,000)		(27,000)
Other income		—		32,000
Total other expense		(150,000)		(328,000)
LOSS BEFORE INCOME TAXES		(871,000)		(1,201,000)
Income taxes		—		—
NET LOSS		$(871,000)		$(1,201,000)
LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$	*	$	*
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted		3,215,345,848		2,433,356,365

* Less than $0.01 per common share.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2015	1,995,451,343	$200,000	$51,340,000	$(52,247,000)	$(707,000)
Shares issued for consulting services	1,636,364	—	4,000	—	4,000
Reclass earned consultant shares	30,000,000	3,000	146,000	—	149,000
Beneficial conversion feature of convertible debt	—	—	330,000	—	330,000
Stock issued upon conversion of related party notes payable	722,027,282	72,000	258,000	—	330,000
Stock issued to related parties upon purchase of common shares	66,785,714	7,000	37,000	—	44,000
Stock issued to non-related parties upon purchase of common shares	3,571,429	—	5,000	—	5,000
Non cash compensation related to stock options	—	—	247,000	—	247,000
Non cash stock compensation expense related to stock issued to related parties	—	—	91,000	—	91,000
Net loss	—	—	—	(1,201,000)	(1,201,000)
BALANCE, DECEMBER 31, 2016	2,819,472,132	$282,000	$52,458,000	$(53,448,000)	$(708,000)
Shares issued for consulting services	3,000,000	—	3,000	—	3,000
Reclass earned consultant shares	50,000,000	5,000	70,000	—	75,000
Beneficial conversion feature of convertible debt	—	—	139,000	—	139,000
Stock issued upon conversion of related party notes payable	424,455,723	42,000	97,000	—	139,000
Stock issued to non-related parties upon purchase of common shares	5,586,592	1,000	4,000	—	5,000
Non cash compensation related to stock options	—	—	365,000	—	365,000
Net loss	—	—	—	(871,000)	(871,000)
BALANCE, DECEMBER 31, 2017	3,302,514,447	$330,000	$53,136,000	$(54,319,000)	$(853,000)

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(871,000)	$(1,201,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	365,000	338,000
Amortization of prepaid expenses	66,000	139,000
Stock issued for expense	3,000	4,000
Amortization of debt discount	139,000	330,000
Loss (gain) on minority investment in Almaden Energy Group	9,000	25,000
Decrease (increase) in:
Accounts receivable	—	41,000
Prepaid expenses and Other assets	2,000	65,000
Increase (decrease) in:
Accounts payable	14,000	(25,000)
Accrued expenses and other	(11,000)	(43,000)
Unearned revenue	—	(27,000)
Related party payables	125,000	(16,000)
Net cash used in operating activities	(159,000)	(370,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	139,000	330,000
Stock issued for investment by related parties	—	44,000
Stock issued for investment by non-related parties	5,000	5,000
Net cash provided by financing activities	144,000	379,000
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(15,000)	9,000
CASH AND EQUIVALENTS, Beginning of year	19,000	10,000
CASH AND EQUIVALENTS, End of year	$4,000	$19,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2016:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at December 31, 2016.
•	The Company cleared 30,000,000 shares of the Company’s common stock for future services valued at $149,000.
•

The Company recorded a discount on the loans from Dr. Schewe and Haris Basit of 330,000 as a result of a beneficial conversion feature.  During 2016, Dr. Schewe and Haris Basit converted loans of $330,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
•

The Company recorded a discount on the loans from Dr. Kevin Schewe, Dr. Carl Kukkonen and Haris Basit of $139,000 as a result of a beneficial conversion feature. During 2017, Dr. Kevin Schewe, Dr. Carl Kukkonen and Haris Basit converted loans of $139,000 to equity.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,319,000. The Company expects such losses to continue. On January 25, 2016, Schewe entered into a new Loan Agreement whereby he agreed to fund the Company an additional $300,000 over a one-year period. Dr. Schewe completed the funding of $300,000 on November 9, 2016. On November 30, 2016, the Company entered in a Loan Agreement with CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. On February 23, 2017, the Company entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period.  On July 25, 2017, the Company entered into a Loan Agreement with Dr. Carl Kukkonen, CTO of the Company, whereby Dr. Kukkonen agreed to fund the Company up to $25,000 over a two-year period. The Company expects loans from Dr. Schewe, Mr. Basit and Dr. Kukkonen and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit and Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The accompanying audited financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications were made to the December 31, 2016 financial statements to conform to the December 31, 2017 financial statement presentation.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2017 or 2016.

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

Revenue Recognition – The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2017 and 2016, the Company has recognized revenues under revenue models 3 and 4.

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

Major Customers – A relatively small number of customers account for a significant percentage of the Company’s sales. Three customers represented 100% of revenues for the year ending December 31, 2016 and four customers represented 100% of revenues for the year ending December 31, 2017.

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

Research and Development – The Company did not record any research and development activities in 2017 or 2016. If we do in the future, it will be expensed as incurred.

Joint Venture - The Company entered into a joint venture with Corporacion Agricola, S.A. (“Agricorp”), a Nicaragua company, and formed Energia Reino Verde, S.A. (“ERV”) on January 30, 2014. The Company was granted an equity interest of 50% of outstanding shares of ERV for $0 on December 9, 2014. At December 31, 2017 and December 31, 2016, the net assets of ERV were immaterial. The Company has accounted for their investment under the equity method and at December 31, 2017 and December 31, 2016, the investment was recorded at $0. Future plans are that ERV will own and operate a 12 MW biomass power plant that will be co-located with the 834 hectare (2,060 acre) Giant King ® Grass plantation project in Nicaragua.

Recent Accounting Standards – In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The FASB’s Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables,” and (c) Section C, “Background Information and Basis for Conclusions.”

ASU 2014-09 provides a framework for addressing revenue recognition issues and, upon its effective date, will replace almost all pre-existing revenue recognition guidance in current U.S. generally accepted accounting principles (GAAP) (i.e., legacy GAAP), including industry-specific guidance and the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin Topic 13, Revenue Recognition (which is also part of legacy GAAP for public entities). The core principle underlying the guidance in ASC 606, which is included in ASC 606-10-10-2, is to “recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  Implementation must occur no later than the quarter and year beginning January 1, 2018, for public entities (i.e., public business entities and certain not-for-profit entities and employee benefit plans) with a calendar year end. The Company expects the revenue impact of this change to be minimal since the Company currently adheres to revenue recognition when performance obligations on contracts are satisfied.

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued restricted shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid.   In 2016, the Company issued 100,000,000 shares of the Company’s common stock for future services valued at $225,000. The Company cleared 30,000,000 shares of the Company’s common stock for future services valued at $149,000. In 2017, the Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.  As of December 31, 2017 and December 31, 2016, included in prepaid expenses for this third-party provider is $22,000 and $13,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the year ended December 31, 2017 and 2016, the Company recorded $75,000 and $149,000, respectively, of stock related expenses.

Other prepaid expenses (non-stock related) were $2,000 and $1,000 at December 31, 2017 and December 31, 2016, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for the year ended December 31, 2016 and the year ended December 31, 2017. The carrying value of the investment is $6,000 and $14,000 as of December 31, 2017 and December 31, 2016, respectively. We recorded other expense of approximately $27,000 during the year ended December 31, 2016, and $8,000 during the year ended December 31, 2017, related to a loss on investment in AEG. See Note 9 for additional related party transactions with AEG.

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

For stock options issued to employees, director and consultants for 2017 and 2016, the fair value was estimated at the date of grant using the following range of assumptions:

	2017	2016
Risk free interest rate	2.13% - 2.20%	1.27% - 2.34%
Dividends	0%	0%
Volatility factor	140.16% - 140.25%	132.88% - 139.28%
Expected life	6.67 years	6.67 years
Annual forfeiture rate	0%	0%

The following table summarizes activity for employees and directors in the Company’s Plan and New Plan at December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	380,730,000	$0.0028
Granted	68,750,000	0.0016
Exercised	—	—
Cancelled and forfeited	—	—
Outstanding at December 31, 2017	449,480,000	$0.0026	8.28	$—
Exercisable at December 31, 2017	449,480,000	$0.0026	8.28	$—

During 2017, stock options totaling 68,750,000 were granted. At December 31, 2017, there were 449,797,000 shares available for future grant. The Plan recorded $365,000 of compensation expense for employees and director stock options in 2017. At December 31, 2017, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. At December 31, 2017, the fair value of options vested for employees and directors was $257,000. There were no options exercised during 2017.

During 2017, the Company issued 3,000,000 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at approximately $3,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTY

Loan Agreement with Dr. Kevin Schewe

Effective September 30, 2012, the Company entered into a Loan Agreement with CEO Kevin Schewe whereby Dr. Schewe agreed to loan up to $1 million to the Company over a five-year period based on requests from the Company. The loans would be evidenced by a Secured Convertible Note. Each individual loan will accrue interest at 6% per annum and are secured by all assets of the Company. Each note would mature on the second anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. In connection with the separation from VGE on September 30, 2012, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation. Schewe completed the funding of $1,000,000 on January 13, 2016 with a funding of $5,000.

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

On February 23, 2017, the Company entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period.  During 2017, Dr. Schewe converted loans totaling $80,000 into 242,278,404 common shares of the Company.  At the time of the conversions, the company recorded the discount as additional interest expense. There are no loans outstanding at December 31, 2017 and December 31, 2016. As of December 31, 2017, the Company had remaining availability under the note of $20,000.

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

During 2017 Mr. Basit made loans of $47,500 to the Company.  The Company recorded a discount on the loans of $47,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight line basis, which approximates the effective interest method.  During 2017, Mr. Basit converted loans totaling $47,500 into 140,958,681 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at December 31, 2017. As of December 31, 2017, the Company had remaining availability under the note of $27,500.

Loan Agreement with Dr. Carl Kukkonen

On July 25, 2017, the Company entered into a Loan Agreement with Dr. Carl Kukkonen, CTO of the Company, whereby Dr. Kukkonen agreed to fund the Company up to $25,000 over a two-year period.

During 2017 Dr. Kukkonen made loans of $11,500 to the Company.  The Company recorded a discount on the loans of $11,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight line basis, which approximates the effective interest method.  During 2017, Dr. Kukkonen converted loans totaling $11,500 into 41,218,638 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at December 31, 2017. As of December 31, 2017, the Company had remaining availability under the note of $13,500.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred Stock

At December 31, 2017 and 2016, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At December 31, 2017 and December 31, 2016, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2018, the number of authorized shares of the Company’s common stock was 3,900,000,000. The par value of the common stock is $0.0001.

During 2017 and 2016, the Company issued 0 and 100,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending December 31, 2017, 50,000,000 shares of common stock were recorded as cleared to the funding source for $75,000 credited to common stock and additional paid in capital.

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

During 2017, the Company issued 3,000,000 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $3,000 on the date of the issuance.

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

There were 3,302,514,447 and 2,819,472,132 shares of common stock outstanding as of December 31, 2017 and December 31, 2016, respectively.

NOTE 7 – INCOME TAX

The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. A Congressional bill was passed in 2017 for tax overhaul which decreased the Federal tax rate from 34% to 21%, effective for tax year beginning after December 31, 2017.  The valuation allowance increased by approximately $174,000 for the year ended December 31, 2016 and, due to the tax effect, decreased by $3,645,000 for the year ended December 31, 2017. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The Company is open to tax examination for years ending December 31, 2014 through December 31, 2016.  The Company has Federal net operating loss carryovers of approximately $21,185,000 available at December 31, 2017 and State net operating loss carryovers of approximately $20,149,000 available at December 31, 2017. The federal and California net operating losses will begin to expire in 2024 and 2016, respectively. Additionally, the Company has capital loss carryforwards of approximately $13,231,000 available at December 31, 2017, which expire through 2019. Due to the uncertainty surrounding the realization of the capital loss carryforwards in future tax returns, the tax effect of the capital loss carryforwards is not recognized in the income tax provision.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2017 and 2016, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2017.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2017 and 2016. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2014 – 2016
California	2013 – 2016

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2017 and 2016:

	2017	2016
U.S Statutory rates	21.0%	34.0%
State taxes, net of Federal benefit	5.8%	5.8%
Permanent differences	—	—
Change in Valuation allowance	(28.0)%	(39.8)%
Other	—	—
Effective income tax rate	(1.2)%	0.0%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016:

	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$5,856,000	$8,322,000
Stock compensation expense	3,127,000	4,302,000
Other	2,000	5,000
Total Deferred Tax Assets	8,985,000	12,629,000
Less: Valuation allowance	(8,985,000)	(12,629,000)
Net Deferred Tax Assets	$—	$—

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2017 and 2016 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2017	2016
Stock Options	449,480,000	380,730,000

The following table sets forth the computation of basic and diluted net loss per share for 2017 and 2016, respectively:

	2017		2016
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(871,000)		$(1,201,000)
Denominator:
Weighted average shares of common stock outstanding		3,215,345,848		2,433,356,365
Net loss per share of common stock, basic and diluted	$	*	$	*

*Less than $0.01

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at December 31, 2017 and December 31, 2016 are Related Party Payables of $749,000 and $640,000, respectively. The Company has a payable of $749,000, at December 31, 2017 owed to Dr. Carl Kukkonen, CTO and Mr. Haris Basit, Director. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $185,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2017: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.  The amount owed to Mr. Basit is cash totaling $60,000.    In addition at December 31, 2017 there is Related Party Payables owed to Dr. Kukkonen in the amount of $2,815, to Mr. Basit in the amount of $8,831, and to Mr. Nicholas Stoll, in the amount of $4,500.

At December 31, 2017 and December 31, 2016, the Company also has a royalty payable to VGE of $0 and $0, respectively. On March 28, 2016, the Giant King Grass license with VGE was renegotiated which resulted in the Company not owing VGE any royalties for past revenues recorded by the Company. $16,000 was recorded as other income in the Company’s Statement of Operations for the year ended December 31, 2016.

The Company has loan agreements with CEO Dr. Kevin Schewe, CTO Dr. Carl Kukkonnen and Director Haris Basit which are described in Note5.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. AEG will provide funding to the Company in return for the Company providing seedlings and technical support and training to establish the initial 25 acres plantation in Imperial County, CA. Twenty-six acres were leased of which 20 acres were planted in August 2015. The CEO of AEG was the CEO of the Company. For the year ended December 31, 2017 and 2016, the Company recorded $0 and $22,000, respectively, in revenues from AEG.

At December 31, 2017, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At December 31, 2017, the Company recorded $6,000 as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long-term office lease. The Company leased land in San Diego County, California ending September, 2017, where it grew Giant King Grass. Rent and utility expense charged to operations for the year ended December 31, 2017 and December 31, 2016, was $10,000 and $17,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the year ended December 31, 2017 and 2016, the Company received $0 and $193,000, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $0 and $205,000 for the year ended December 31, 2017 and 2016, respectively.

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

Employment Agreements

Effective July 10, 2015, the Company entered into a two-year employment agreement with Haris Basit, CEO of the Company. Mr. Basit received $120,000 per annum and was entitled to a bonus as determined by the Company’s Board of Directors, as well as reimbursements for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit was to receive 20 business days paid leave per year.  The two year agreement was not renewed in 2017.  On July 10, 2015, the Company agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, the Company agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which ran from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market on the date of each grant. Stock options vested immediately upon each issuance and are otherwise subject to the terms of the 2015 option plan. Stock options have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan.

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

Effective October 1, 2016, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi served as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen received a salary of $84,000 per annum and Mr. Muzi received $64,000 per annum. Each of them were also entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of their employment. Dr. Kukkonen received 20 business days paid leave per year and Mr. Muzi received 10 business days paid leave. Additionally, Dr. Kukkonen was awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000.  The one-year agreements were not renewed in 2017.

On October 2, 2017, the Company announced that effective September 30, 2017, Stephen Muzi resigned as Chief Financial Officer (CFO) of the Registrant to move to a position with a private company. Dr. Kevin Schewe, largest shareholder, Board Chairman and Acting Chief Executive Officer (CEO), becomes the acting CFO of VIASPACE. Dr. Carl Kukkonen, Co-Founder of VIASPACE, remains in his position as Chief Technology Officer (CTO) and Haris Basit remains in his position as Vice-Chairman of the Registrant Board of Directors.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 11 – SUBSEQUENT EVENTS

On January 16, 2018, Mr. Haris Basit, Director of the Company, advanced $6,500 pursuant to a convertible loan agreement and immediately converted the $6,500 loan into 40,498,442 shares of Company common stock at a conversion price of $0.0001605 per common share.

On January 16, 2018, the Company issued 1,600,000 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at approximately $1,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

On February 26, 2018, Dr. Kevin Schewe, CEO of the Company, advanced $15,000 pursuant to a convertible loan agreement and immediately converted the $15,000 loan into 98,039,216 shares of Company common stock at a conversion price of $0.000153 per common share.

On March 3, 2018, Mr. Haris Basit, Director of the Company, advanced $4,975 pursuant to a convertible loan agreement and immediately converted the $4,975 loan into 32,947,020 shares of Company common stock at a conversion price of $0.000151 per common share.

On March 16, 2018, Mr. Haris Basit, Director of the Company, advanced $1,500 pursuant to a convertible loan agreement and immediately converted the $1,500 loan into 9,554,140 shares of Company common stock at a conversion price of $0.000157 per common share.