Form 10-Q
period 2018-03-31
VIASPACE Inc.
filed 2018-05-21
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

(Former Address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,646,830,188 shares of $0.0001 par value common stock issued and outstanding as of May 21, 2018.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$4,000
Prepaid expenses	23,000	22,000
TOTAL CURRENT ASSETS	23,000	26,000
OTHER ASSETS:
Investment in Almaden Energy Group	3,000	6,000
Other assets	1,000	1,000
TOTAL OTHER ASSETS	4,000	7,000
TOTAL ASSETS	$27,000	$33,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$87,000	$83,000
Accounts Payable - Related Party	19,000	16,000
Accrued expenses	18,000	18,000
Unearned revenue	20,000	20,000
Related party payables	749,000	749,000
TOTAL CURRENT LIABILITIES	893,000	886,000
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2018 and 2017, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2018 and 2017	—	—
Common stock, $0.0001 par value in 2018 and 2017, 3,900,000,000 shares authorized, 3,585,153,265 shares issued and 3,485,153,265 shares outstanding as of March 31, 2018, and 3,402,514,447 shares issued and 3,302,514,447 shares outstanding as of December 31, 2017	349,000	330,000
Additional paid in capital	53,175,000	53,136,000
Accumulated deficit	(54,390,000)	(54,319,000)
Total shareholders’ deficit	(866,000)	(853,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,000	$33,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES	$15,000	$53,000
COST OF REVENUES	7,000	14,000
GROSS PROFIT (LOSS)	8,000	39,000

OPERATING EXPENSES
Operations	16,000	4,000
Selling, general and administrative	32,000	212,000
Total operating expenses	48,000	216,000
LOSS FROM OPERATIONS	(40,000)	(177,000)

OTHER INCOME (EXPENSE)
Interest expense	(28,000)	(42,000)
Other expense	(3,000)	(4,000)
Total other income (expense)	(31,000)	(46,000)

LOSS BEFORE INCOME TAXES	(71,000)	(223,000)
INCOME TAXES	—	—
NET LOSS	$(71,000)	$(223,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	3,485,613,929	2,878,744,837

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,000)	$(223,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	—	97,000
Stock issued for consulting expense	1,000	1,000
Amortization of prepaid expenses		6,000
Amortization of discounts on notes payable	28,000	41,000
Loss on minority investment in Almaden Energy Group	3,000	4,000
(Increase) decrease in operating assets:
Accounts receivable	—	(30,000)
Prepaid expenses and other assets	(1,000)	—
Increase (decrease) in operating liabilities:
Accounts payable	5,000	12,000
Accounts Payable - Related Party	3,000	—
Accrued expenses and other	—	(2,000)
Related party	—	34,000
Net cash used in operating activities	(32,000)	(60,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	28,000	41,000
Stock issued for investment by non-related parties	-	5,000
Net cash provided by financing activities	28,000	46,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,000)	(14,000)
CASH AND CASH EQUIVALENTS, Beginning of period	4,000	19,000
CASH AND CASH EQUIVALENTS, End of period	$-	$5,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2018:

•

The Company recorded a discount on loans from Dr. Schewe and Haris Basit of $27,975 as a result of a beneficial conversion feature. During 2017, Dr. Schewe and Haris Basit converted loans of $27,975 to equity.

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at March 31, 2018.

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at March 31, 2017.
•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,390,000. The Company expects such losses to continue. However, on November 30, 2016, the Company entered in a Loan Agreement with Vice Chairman Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered in a Loan Agreement with CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered in a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company expects loans from Mr. Basit, Dr. Schewe and Dr. Kukkonen and revenue generated from future contracts using the license it has for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit, Dr. Schewe or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent Accounting Standards – In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606", "ASU 2014-09") provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, with additional footnote disclosures. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that deferred by one year the effective date of this new revenue recognition standard. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, although companies could have adopted the standard as early as the original effective date. Early application prior to the original effective date was not permitted. In the first quarter of 2018, the Company adopted the standard utilizing the modified retrospective adoption method in order to provide for comparative results in all periods presented.

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

NOTE 2 – PREPAID EXPENSES

The Company has entered into agreements with certain of its consultants and vendors whereby the Company issued unregistered shares of common stock in exchange for services to be provided to the Company. The Company has engaged a third-party provider to pay certain expenses of the Company on behalf of the Company. As compensation for the payment of these expenses on behalf of the Company, the Company pays the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. During 2017, the third-party provider cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000. As of March 31, 2018 and December 31, 2017, included in prepaid expenses for this third-party provider is $22,000 and $22,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf.

Other prepaid expenses (non-stock related) were $1,000 and $0 at March 31, 2018 and December 31, 2017, respectively.

NOTE 3 – REVENUES

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On  January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of  January 1, 2018. Results for reporting periods beginning after  January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We did not have a cumulative impact as of  January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statement of operations for the three months ended  March 31, 2018 as a result of applying Topic 606.

Note 4 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding membership interest units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the membership interest units of AEG are unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. Dividends are recognized in income when declared and totaled $0 for 2018 and 2017. The carrying value of the investment is $3,000 and $6,000 as of March 31, 2018 and December 31, 2017, respectively. We recorded other expense of approximately $3,000 in the Company’s Statements of Operation during the three months ended March 31, 2018, related to a loss on investment in AEG. See Note 8 for additional related party transactions with AEG.

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

During the three months ended March 31, 2018, Mr. Basit made loans of $12,975 to the Company. The Company recorded a discount on the loans of $12,975 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2018, Mr. Basit converted loans totalling $12,975 into 82,999,602 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at March 31, 2018. As of March 31, 2018, the Company had remaining availability under the note of $14,525.

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

During the three months ended March 31, 2018, Dr. Schewe made loans of $15,000 to the Company. The Company recorded a discount on the loans of $15,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2018, Dr. Schewe converted loans totalling $15,000 into 98,039,216 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at March 31, 2018. As of March 31, 2018, the Company had remaining availability under the note of $5,000.

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

During the three months ended March 31, 2018, Dr. Kukkonen made loans of $0 to the Company and there are $0 loans outstanding at March 31, 2018. As of March 31, 2018, the Company had remaining availability under the note of $13,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2018 and December 31, 2017, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At March 31, 2018 and December 31, 2017, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2018, the number of authorized shares of the Company’s common stock was 3,900,000,000. The par value of the common stock is $0.0001.

During 2017, the Company issued 50,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on behalf of the Company. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by the Company, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending March 31, 2018, there is no accounting impact from this transaction because the shares remain in the Company's possession.

During 2018, the Company issued 1,600,000 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $960 on the date of the issuance.

During 2018, the Company issued 98,039,216 shares of common stock to CEO Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. During 2018, the Company issued 82,999,602 shares of common stock to Director Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

As of March 31, 2018, there were 3,485,153,265 shares of common stock outstanding.

NOTE 7 – NET LOSS PER SHARE

The Company computes net loss per share in accordance with FASB ASC Topic 260. Under its provisions, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with FASB ASC Topic 260 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share was equal to basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following table sets forth common stock equivalents (potential common stock) at March 31, 2018 and 2017 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2018	2017
Stock Options	449,480,000	399,480,000

The following table sets forth the computation of basic and diluted net loss per share for 2017 and 2016, respectively:

	For the Three Months Ended March 31,
	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(71,000)	$(223,000)
Denominator:
Weighted average shares of common stock outstanding	3,485,613,929	2,878,744,837
Net loss per share of common stock, basic and diluted	$0.00	$0.00

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at March 31, 2018 and December 31, 2017 are Related Party Payables of $749,000 and $749,000, respectively. The Company has a payable of $689,000 and $640,000, at March 31, 2018 and December 31, 2017 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totalling $185,000 and a common stock component totalling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at March 31, 2018: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. The Company also owes Director Haris Basit $60,000 at March 31, 2018, representing salary earned but not paid. Mr. Basit was also granted 18,750,000 options at March 31, 2017, and no options were issued during 2018.  In addition, at March 31, 2018 there are Other Related Party Payables owed to Dr. Kukkonen, in the amount of $2,000, to Mr. Basit, in the amount of $9,000 and to Mr. Nicholas Stoll, in the amount of $8,000.

The Company has a loan agreement with CEO Dr. Kevin Schewe, Director Haris Basit and CTO Carl Kukkonen which is described in Note 5.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. The CEO of AEG is also the former CEO and current member of the Board of Directors of the Company. For the three months ended March 31, 2018 and 2017, the Company recorded $0 and $0, respectively, in revenues from AEG. At March 31, 2018, the Company has an 18.75% equity ownership in AEG and one designated board seat provided that the Company maintains an equity ownership position greater than 5%. At March 31, 2018, the Company recorded $3,000 as an Investment in AEG on its Balance Sheet under equity method of accounting (see Note 3).

On June 1, 2017, the Company acquired a 2.91% interest in Clean Energy Solutions, LLC’s (“CES”) outstanding membership interest units. The Company has accounted for this investment by the cost method because the membership interest units of that company are unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over CES. CES is a customer of the Company who is in discussion for future GKG contracts. At March 31, 2018, the Company’s interest in CES is recorded at $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long term office lease. The Company terminated its lease on land in San Diego County, California on August 31, 2017, where it grew Giant King Grass. Rent and utility expense charged to operations for the three months ended March 31, 2018 and 2017, was $0 and $3,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended March 31, 2018 and 2017, the Company received no payments under these collaborative agreements. The Company recognized no revenue from these collaborative agreements for the three months ended March 31, 2018 and 2017.

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

Employment Agreements

On July 25, 2017, the Company announced that effective July 31, 2017, Haris Basit resigned as CEO of the Company to move to a position leading a Silicon Valley based technology company. Mr. Basit became Vice-Chairman of the Company’s Board of Directors and thus continues to be involved in the overall strategic direction of the Company. During this transition of leadership, Dr. Kevin Schewe, who is the largest shareholder of the Company and Board Chairman, became the acting CEO.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 10 – SUBSEQUENT EVENTS

On April 24, 2018, the Company issued 1,600,000 shares of common stock to a consultant of the Company.  The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

On April 24, 2018, Mr. Haris Basit, Direct of the Company, advanced $14,525 pursuant to a convertible loan agreement and immediately converted the $14,525 loan into 44,692,308 shares of Company common stock at a conversion price of $0.000325 per common share.

On April 24, 2018, Dr. Kevin Schewe, CEO of the Company, advanced $5,000 pursuant to a convertible loan agreement and immediately converted the $5,000 loan into 15,384,615 shares of Company common stock at a conversion price of $0.000325 per common share.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the three months ended March 31, 2018 and 2017, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to March 31, 2017

Revenues

Revenues were $15,000 and $53,000 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $38,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $7,000 and $14,000 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $7,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2018 compared to the same period in 2017 was a decrease in gross profit from a gross profit $39,000 for the three months ended March 31, 2017 to a gross profit of $8,000 for the three months ended March 31, 2018, a decrease of $31,000.

Operations Expenses

Operations expenses were $16,000 and $4,000 for the three months ended March 31, 2018 and March 31, 2017, an increase of $12,000. Labor and consulting costs were $12,000 in 2018, higher than 2017 as the Company hired more labor to work in a new Giant King Grass development project at the Hawaii Agricultural Research Center (HARC). Water, travel and rent costs were $4,000, the same in 2018 as 2017.  Operations expenses consist of plantation expenses related to the Company’s test plot in Hawaii and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32,000 and $212,000 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $180,000. Stock option compensation expense decreased $97,000 in 2018 as compared with 2017 because no stock options were granted in 2018. Payroll and benefit costs were lower by $87,000 in 2018 compared with the same period of 2017 as all employee contracts were terminated in Q3 of 2017. Consulting fees, insurance, accounting and legal fees and other administrative expenses increased by a combined $4,000 in 2018 as compared with 2017.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the three months ended March 31, 2018, the Company had a loss from operations of $40,000 compared with a loss from operations of $177,000 for the three months ended March 31, 2017, a decrease of $137,000.

Interest Expense

Interest expense was $28,000 and $42,000 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $14,000. This is due to a decrease in the amount of the discount recognized in 2018 as compared to 2017, related to decreased officer convertible loans made to the Company in 2017.

Other Expenses

The Company recorded other expense of $3,000 for the three months ended March 31, 2018 and $4,000 for the same period in 2017, a decrease of $1,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2018 was $71,000. Non-cash expenses totalled $32,000 for the three months ended March 31, 2018 due to amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities increased cash by $7,000 in 2018. Net cash used by operating activities for operations was $32,000 for the three months ended March 31, 2018.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,390,000 at March 31, 2018. The Company expects such losses to continue. However, on November 30, 2016, the Company entered in a Loan Agreement with its former CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered in a Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered in a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company received $15,000 from Dr. Schewe related to these Loan Agreements during the three months ended March 31, 2018. The Company received $12,975 from Mr. Basit related to these Loan Agreements during the three months ended March 31, 2018.

As of filing date of this Form 10-Q, the Company had remaining availability under under Dr. Kukkonen’s note of $13,500. The Company expects contracts related to Giant King Grass, loans from Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties. Additionally, based upon our current policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders in the foreseeable future.

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

For the period ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2018.

ITEM 1A. RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as set forth below:

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, key personnel may leave our company and subsequently compete against us.

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

Our net loss for the three months ended March 31, 2018 and the year ended December 31, 2017 was $71,000 and $871,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 3,900,000,000 authorized shares of common stock, of which 3,585,153,265 were accounted for by our transfer agent as issued and outstanding as of March 31, 2018. Of these issued and outstanding shares, 2,107,048,944 shares (58.8%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, former CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, former CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, acting CEO, CFO and Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at March 31, 2018, 2,277,709,580 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,307,443,685 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2018. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 3,585,153,265 at March 31, 2018.

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

Our executive officers, directors (including current and former) and principal shareholders own 58.8% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 58.8% of our outstanding shares as of March 31, 2018. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License remained exclusive to the Company. On March 31, 2018 the proxy was cancelled as the preferred Share was transferred from Chang to Schewe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2018, the Company issued 40,498,442 unregistered shares of common stock to Haris Basit, former CEO and current Director of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On February 26, 2018, the Company issued 98,039,216 unregistered shares of common stock to Kevin Schewe, CEO and Director of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On March 2, 2018, the Company issued 32,947,020 unregistered shares of common stock to Haris Basit, former CEO and current Director of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On March 16, 2018, the Company issued 9,554,140 unregistered shares of common stock to Haris Basit, former CEO and current Director of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Convertible Promissory Note between Registrant and Haris Basit dated January 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 18, 2018).

10.2	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated February 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2018)

10.3	Senior Convertible Promissory Note between Registrant and Haris Basit dated March 2, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 7, 2018)

10.3	Senior Convertible Promissory Note between Registrant and Haris Basit dated March 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 20, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: May 21, 2018	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Financial Officer (Principal Financial and Accounting Officer)