Form 10-Q
period 2018-06-30
VIASPACE Inc.
filed 2018-08-20
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,887,958,192 shares of $0.0001 par value common stock issued and outstanding as of August 15, 2018.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,000	$4,000
Accounts Receivable	2,000	-
Prepaid expenses	24,000	22,000
TOTAL CURRENT ASSETS	37,000	26,000
OTHER ASSETS:
Investments	2,000	6,000
Other assets	1,000	1,000
TOTAL OTHER ASSETS	3,000	7,000
TOTAL ASSETS	$40,000	$33,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$94,000	$83,000
Accounts Payable - Related Party	35,000	16,000
Accrued expenses	19,000	18,000
Unearned revenue	36,000	20,000
Related party payables	749,000	749,000
TOTAL CURRENT LIABILITIES	933,000	886,000
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2018 and 2017, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2018 and 2017	—	—
Common stock, $0.0001 par value in 2018 and 2017, 8,000,000,000 shares authorized, 3,799,855,647 shares issued and 3,699,855,647 shares outstanding as of June 30, 2018, and 3,402,514,447 shares issued and 3,302,514,447 shares outstanding as of December 31, 2017	370,000	330,000
Additional paid in capital	53,237,000	53,136,000
Accumulated deficit	(54,500,000)	(54,319,000)
Total shareholders’ deficit	(893,000)	(853,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,000	$33,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES	$10,000	$15,000	$25,000	$68,000
COST OF REVENUES	6,000	—	13,000	14,000
GROSS PROFIT (LOSS)	4,000	15,000	12,000	54,000

OPERATING EXPENSES
Operations	13,000	16,000	29,000	20,000
Selling, general and administrative	59,000	224,000	91,000	436,000
Total operating expenses	72,000	240,000	120,000	456,000
LOSS FROM OPERATIONS	(68,000)	(225,000)	(108,000)	(402,000)

OTHER INCOME (EXPENSE)
Interest expense	(42,000)	(51,000)	(70,000)	(93,000)
Other expense	-	(2,000)	(3,000)	(6,000)
Total other income (expense)	(42,000)	(53,000)	(73,000)	(99,000)

LOSS BEFORE INCOME TAXES	(110,000)	(278,000)	(181,000)	(501,000)
INCOME TAXES	—	—	—	—
NET LOSS	$(110,000)	$(278,000)	$(181,000)	$(501,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	3,681,856,369	3,053,643,565	3,584,365,654	2,958,377,162

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,000)	$(501,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	—	194,000
Stock issued for consulting expense	2,000	28,000
Amortization of discounts on notes payable	70,000	92,000
Loss on minority investment in Almaden Energy Group	4,000	6,000
(Increase) decrease in operating assets:
Accounts receivable	(2,000)	(45,000)
Prepaid expenses and other assets	(2,000)	—
Increase (decrease) in operating liabilities:
Accounts payable	11,000	40,000
Accounts Payable - Related Party	19,000	—
Accrued expenses and other	16,000	(4,000)
Related party Payable	—	78,000
Net cash used in operating activities	(63,000)	(112,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	70,000	92,000
Stock issued for investment by non-related parties	-	5,000
Net cash provided by financing activities	70,000	97,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,000	(15,000)
CASH AND CASH EQUIVALENTS, Beginning of period	4,000	19,000
CASH AND CASH EQUIVALENTS, End of period	$11,000	$4,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2018:

•

The Company recorded a discount on loans from Dr. Schewe and Haris Basit of $70,000 as a result of a beneficial conversion feature. During 2018, Dr. Schewe and Haris Basit converted loans of $70,000 to equity.

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at June 30, 2018.

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at June 30, 2017.
•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
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

Going Concern – We have incurred significant losses from operations, resulting in an accumulated deficit of $(54,500,000). We expect such losses to continue. However, on November 30, 2016, we entered into a Loan Agreement with Vice Chairman Haris Basit whereby he agreed to fund us $100,000 over a two-year period. In addition, on February 23, 2017, we entered into a Loan Agreement with CEO Kevin Schewe whereby he agreed to fund us $100,000 over a two-year period.  After completing funding of this loan we entered into a new Loan Agreement with Dr. Schewe whereby he agreed to fund us $100,000 over a two-year period. In addition, on July 25, 2017, we entered into a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund us $25,000 over a two-year period. We expect loans from Mr. Basit, Dr. Schewe and Dr. Kukkonen and revenue generated from future contracts using the license we have for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit, Dr. Schewe or Dr. Kukkonen will continue to fund us or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The unaudited interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our financial statements for the year ended December 31, 2017 and notes thereto included in our annual report on Form 10-K. We follow the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent Accounting Standards – In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606", "ASU 2014-09") provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, with additional footnote disclosures. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that deferred by one year the effective date of this new revenue recognition standard. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, although companies could have adopted the standard as early as the original effective date. Early application prior to the original effective date was not permitted. In the first quarter of 2018, we adopted the standard utilizing the modified retrospective adoption method in order to provide for comparative results in all periods presented.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance does not have a material impact on our financial statements.

NOTE 2 – PREPAID EXPENSES

We entered into agreements with certain of its consultants and vendors whereby we issued unregistered shares of common stock in exchange for services to be provided to us. We engaged a third-party provider to pay certain of our expenses on our behalf. As compensation for the payment of these expenses on our behalf, we pay the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. As of June 30, 2018 and December 31, 2017, included in prepaid expenses for this third-party provider is $23,000 and $22,000, respectively, for shares of stock issued to the provider in excess of amounts paid on our behalf.

Other prepaid expenses (non-stock related) were $1,000 and $0 at June 30, 2018 and December 31, 2017, respectively.

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

We did not have a cumulative impact as of  January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statement of operations for the six months ended June 30, 2018 as a result of applying Topic 606.

Note 4 – Investments

We own an 18.75% interest in Almaden Energy Group, LLC (“AEG”) outstanding membership interest units, which became effective April 15, 2015. The method of accounting for the investment is the equity method due to the company being controlled by Haris Basit, former CEO and current director of our company.

We entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”) on April 13, 2015. AEG is developing an animal feed project in the United States for the domestic and global market. We granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. The CEO of AEG is also the former CEO and current member of the Board of Directors of the Company. At June 30, 2018, we have one designated board seat provided that we maintain an equity ownership position greater than 5%.

Dividends are recognized in income when declared and totaled $0 for 2018 and 2017. The carrying value of the investment is $2,000 and $6,000 as of June 30, 2018 and December 31, 2017, respectively. We recorded other expense of approximately $4,000 in the Company’s Statements of Operation during the six months ended June 30, 2018, related to a loss on investment in AEG.

We also own an 18.75% interest in Viaspace California, Inc (“VSCA”), a company formed on March 1, 2018.  VSCA is developing a business related to Cannabidiol (“CBD”), a cannabis compound that has significant medical benefits. The method of accounting for the investment is the equity method because a shareholder and controlling shareholder, both directors of Viaspace, along with the company collectively, has more than 50% control of Viaspace California. Dividends are recognized in income when declared and totaled $0 for the period ending June 30, 2018. The carrying value of the investment is $0 as of June 30, 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Loan Agreement with Haris Basit

Effective November 30, 2016, we entered into a Loan Agreement with Director Haris Basit whereby Mr. Basit agreed to loan up to $100,000 to us over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Mr. Basit’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Mr. Basit will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the six months ended June 30, 2018, Mr. Basit made loans of $27,500 to us. We recorded a discount on the loans of $27,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2018, Mr. Basit converted loans totalling $27,500 into 127,691,910 common shares of the Company. At the time of the conversions, we recorded the discount as additional interest expense. There are $0 loans outstanding at June 30, 2018. As of June 30, 2018, we had no remaining availability under the note.

Loan Agreement with Kevin Schewe

Effective February 23, 2017, we entered into a Loan Agreement with CEO Kevin Schewe whereby Dr. Schewe agreed to loan up to $100,000 to us over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Dr. Schewe will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

Effective May 24, 2018, we entered into a new Loan Agreement with CEO Kevin Schewe whereby Dr. Schewe agreed to loan up to $100,000 to us over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. This Loan Agreement also states that Dr. Schewe will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the six months ended June 30, 2018, Dr. Schewe made loans of $42,000 to us. We recorded a discount on the loans of $42,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2018, Dr. Schewe converted loans totalling $42,000 into 266,449,290 common shares of the Company. At the time of the conversions, we recorded the discount as additional interest expense. There are $0 loans outstanding at June 30, 2018. As of June 30, 2018, we had $78,000 remaining availability under the new note.

Loan Agreement with Carl Kukkonen

Effective July 25, 2017, we entered into a Loan Agreement with CTO Carl Kukkonen whereby Dr. Kukkonen agreed to loan up to $25,000 to us over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Kukkonen’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Dr. Kukkonen will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the six months ended June 30, 2018, Dr. Kukkonen made loans of $0 to the Company and there are $0 loans outstanding at June 30, 2018. As of June 30, 2018, the Company had remaining availability under the note of $13,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2018 and December 31, 2017, the number of authorized shares of our preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At June 30, 2018 and December 31, 2017, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2018, the number of authorized shares of our common stock was 3,900,000,000. As of June 30, 2018 we increased the number of authorized shares to 8,000,000,000. The par value of the common stock is $0.0001.

During the 6 months ended June 30, 2017, we issued 50,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on our behalf. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by us, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending June 30, 2018, there is no accounting impact from this transaction because the shares remain in our possession.

During 2018, we issued 3,200,000 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $1,920 on the date of the issuance.

During 2018, we issued 266,449,290 shares of common stock to CEO Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with us as discussed in Note 5. During 2018, we issued 127,691,910 shares of common stock to Director Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with us as discussed in Note 5.

As of June 30, 2018, there were 3,799,855,647 shares of common stock issued and 3,699,855,647 shares of common stock outstanding.

NOTE 7 – NET LOSS PER SHARE

We compute net loss per share in accordance with FASB ASC Topic 260. Under its provisions, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential shares of common stock issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with FASB ASC Topic 260 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share was equal to basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following table sets forth common stock equivalents (potential common stock) at June 30, 2018 and 2017 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2018	2017
Stock Options	449,480,000	418,230,000

The following table sets forth the computation of basic and diluted net loss per share for 2018 and 2017, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(110,000)	$(278,000)	$(181,000)	$(501,000)
Denominator:
Weighted average shares of common stock outstanding	3,681,856,369	3,053,643,565	3,584,365,654	2,958,377,162
Net loss per share of common stock, basic and diluted	$0.00	$0.00	$0.00	$0.00

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in our balance sheets at June 30, 2018 and December 31, 2017 are Related Party Payables of $749,000 and $749,000, respectively. We have a payable of $689,000 and $689,000, at June 30, 2018 and December 31, 2017 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totalling $185,000 and a common stock component totalling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of our common stock at June 30, 2018: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. We also owe Director Haris Basit $60,000 at June 30, 2018, representing salary earned but not paid. Mr. Basit was also granted 37,500,000 options at June 30, 2017, and no options were issued during 2018.  In addition, at June 30, 2018 there are Other Related Party Payables owed to Dr. Kukkonen, in the amount of $2,000, to Mr. Basit, in the amount of $23,000 and to Mr. Nicholas Stoll, in the amount of $9,000.

We have a loan agreement with CEO Dr. Kevin Schewe, Director Haris Basit and CTO Carl Kukkonen which is described in Note 5.

On June 1, 2017, we acquired a 2.91% interest in Clean Energy Solutions, LLC’s (“CES”) outstanding membership interest units. We have accounted for this investment by the cost method because the membership interest units of that company are unlisted and the criteria for using the equity method of accounting are not satisfied as we are not able to exercise significant influence over CES. CES is a customer of the Company who is in discussion for future GKG contracts. At June 30, 2018, our interest in CES is recorded at $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We currently have no long term office lease. We terminated the lease on land in San Diego County, California on August 31, 2017, where we grew Giant King Grass. Rent and utility expense charged to operations for the three months ended June 30, 2018 and 2017, was $0 and $2,000, respectively.  Rent and utility expense charged to operations for the six months ended June 30, 2018 and 2017 was $0 and $5,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, we recognize revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended June 30, 2018 and 2017, we received $25,500 and $0 payments under these collaborative agreements. During the six months ended June 30, 2018 and 2017 we received $40,500 and $0, respectively, in payments under these collaborative agreements.  We recognized revenue from these collaborative agreements of $24,410 and $0 for the six months ended June 30, 2018 and 2017.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 11, 2018, we issued 1,200,000 shares of our common stock to a consultant.  The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

On July 27, 2018, Dr. Kevin Schewe, our CEO, advanced $14,000 pursuant to a convertible loan agreement and immediately converted the $14,000 loan into 86,902,545 shares of Company common stock at a conversion price of $0.0001611 per common share.

On July 30, 2018 we agreed to issue Dr. Kevin Schewe, our Chairman and CEO, 350,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Mr. Haris Basit, our Director, 500,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Dr. Carl Kukkonen, our CTO and Director, 150,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Ms. Angelina Galiteva, our Director, 10,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Mr. John Carroll, an independent consultant of the Company, 150,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Mr. Jan Vandersande, an independent consultant of the Company, 10,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Ms. Jaclyn Dougherty, an independent consultant of the Company, 10,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Mr. Nick Stoll, an independent consultant of the Company, 100,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Mr. Levi Duran Bermudez, an independent consultant of the Company, 75,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

On July 30, 2018 we agreed to issue Mr. Jeff LaBerge, an independent consultant of the Company, 100,000,000 non-qualified stock options out of our existing stock option plan.  50% of the stock options will vest immediately and the remaining 50% will vest quarterly over two years with the vesting period starting July 30, 2018.  The stock options were issued at $0.0008 per share.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the three and six months ended June 30, 2018 and 2017, the Company has recognized revenues under revenue models 3 and 4.

With regard to revenue recognition in connection with agreements that include multiple deliverables, management reviews the relevant terms of the agreements and determines whether such deliverables should be accounted for as a single unit of accounting in accordance with FASB ASC 605-25, Multiple-Element Arrangements. If it is determined that the items do not have stand-alone value, then such deliverables are accounted for as a single unit of accounting and any payments received pursuant to such agreement, including any upfront or development milestone payments and any payments received for support services, will be deferred and included in deferred revenue within our balance sheet until such time as management can estimate when all of such deliverables will be delivered, if ever. Management reviews and re-evaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to June 30, 2017

Revenues

Revenues were $10,000 and $15,000 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $5,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $6,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, an increase of $6,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended June 30, 2018 compared to the same period in 2017 was a decrease in gross profit from a gross profit $15,000 for the three months ended June 30, 2017 to a gross profit of $4,000 for the three months ended June 30, 2018, a decrease of $11,000.

Operations Expenses

Operations expenses were $13,000 and $16,000 for the three months ended June 30, 2018 and June 30, 2017, a decrease of $3,000. Consulting costs were lower by $6,000 in 2018 due to lower costs related to our test plots in Hawaii and Florida. Rent and water costs were lower by $3,000 due to the cancellation of the test plot in California.  Travel costs were $6,000 higher in 2018 due to trips to various customers for new potential business.  Operations expenses consist of plantation expenses related to the Company’s test plot in Hawaii and Florida and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59,000 and $224,000 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $165,000. Stock option compensation expense decreased $97,000 in 2018 as compared with 2017 because no stock options were granted in 2018. Payroll and benefit costs were lower by $76,000 in 2018 compared with the same period of 2017 as all employee contracts were terminated in Q3 of 2017. Consulting fees, insurance, accounting and legal fees and other administrative expenses increased by a combined $9,000 in 2018 as compared with 2017.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the three months ended June 30, 2018, the Company had a loss from operations of $68,000 compared with a loss from operations of $225,000 for the three months ended June 30, 2017, a decrease of $157,000.

Interest Expense

Interest expense was $42,000 and $51,000 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $9,000. This is due to a decrease in the amount of the discount recognized in 2018 as compared to 2017, related to decreased officer convertible loans made to the Company in 2018.

Other Expenses

The Company recorded other expense of $0 for the three months ended June 30, 2018 and $2,000 for the same period in 2017, a decrease of $2,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Six Months Ended June 30, 2018 Compared to June 30, 2017

Revenues

Revenues were $25,000 and $68,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $43,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $13,000 and $14,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $1,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the six months ended June 30, 2018 compared to the same period in 2017 was a decrease in gross profit from a gross profit $54,000 for the six months ended June 30, 2017 to a gross profit of $12,000 for the six months ended June 30, 2018, a decrease of $42,000.

Operations Expenses

Operations expenses were $29,000 and $20,000 for the six months ended June 30, 2018 and June 30, 2017, an increase of $9,000. Consulting costs were higher by $10,000 in 2018 due to higher costs related to our test plots in Hawaii and Florida. Rent and water costs were lower by $6,000 due to the cancellation of the test plot in California.  Travel costs were $5,000 higher in 2018 due to trips to various customers for new potential business.  Operations expenses consist of plantation expenses related to the Company’s test plot in Hawaii and Florida and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $91,000 and $436,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $345,000. Stock option compensation expense decreased $194,000 in 2018 as compared with 2017 because no stock options were granted in 2018. Payroll and benefit costs were lower by $163,000 in 2018 compared with the same period of 2017 as all employee contracts were terminated in Q3 of 2017. Consulting fees, insurance, accounting and legal fees and other administrative expenses increased by a combined $12,000 in 2018 as compared with 2017.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the six months ended June 30, 2018, the Company had a loss from operations of $108,000 compared with a loss from operations of $402,000 for the six months ended June 30, 2017, a decrease of $294,000.

Interest Expense

Interest expense was $70,000 and $93,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $23,000. This is due to a decrease in the amount of the discount recognized in 2018 as compared to 2017, related to decreased officer convertible loans made to the Company in 2018.

Other Expenses

The Company recorded other expense of $3,000 for the six months ended June 30, 2018 and $6,000 for the same period in 2017, a decrease of $3,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Liquidity and Capital Resources

The Company’s net loss for the six months ended June 30, 2018 was $181,000. Non-cash expenses totalled $75,000 for the three months ended June 30, 2018 due to stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities increased cash by $43,000 in 2018. Net cash used by operating activities for operations was $63,000 for the six months ended June 30, 2018.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,500,000 at June 30, 2018. The Company expects such losses to continue. However, on November 30, 2016, the Company entered into a Loan Agreement with its former CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered into a Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period.  On May 24, 2018, the Company entered into a new Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered into a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company received $42,000 from Dr. Schewe related to these Loan Agreements during the three months ended June 30, 2018. The Company received $27,500 from Mr. Basit related to these Loan Agreements during the three months ended June 30, 2018.

As of June 30, 2018, the Company had $78,000 remaining availability under Dr. Schewe’s note and $13,500 remaining availability under Dr. Kukkonen’s note. The Company expects contracts related to Giant King Grass, loans from Dr. Schewe and Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties. Additionally, based upon our current policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders in the foreseeable future.

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

For the period ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of June 30, 2018.

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

Our net loss for the six months ended June 30, 2018 and the year ended December 31, 2017 was $181,000 and $871,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 8,000,000,000 authorized shares of common stock, of which 3,799,855,647 were accounted for by our transfer agent as issued and outstanding as of June 30, 2018. Of these issued and outstanding shares, 2,264,221,798 shares (59.6%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, former CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, former CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, acting CEO, CFO and Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at June 30, 2018, 2,492,411,962 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,307,443,685 shares of the Company’s common stock are accounted for by our transfer agent as free trading at June 30, 2018. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 3,699,855,647 at June 30, 2018.

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

Our executive officers, directors (including current and former) and principal shareholders hold 59.6% of our outstanding shares as of June 30, 2018. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License remained exclusive to the Company. On June 30, 2018 the proxy was cancelled as the preferred Share was transferred from Chang to Schewe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2018, the Company issued 44,692,308 unregistered shares of common stock to Haris Basit, former CEO and current Director of the Company. The shares were issued related to the conversion by Mr. Basit of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On April 13, 2018, the Company issued 15,384,615 unregistered shares of common stock to Kevin Schewe, CEO and Chairman of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On May 24, 2018, the Company issued 58,626,466 unregistered shares of common stock to Kevin Schewe, CEO and Chairman of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

On June 11, 2018, the Company issued 94,398,993 unregistered shares of common stock to Kevin Schewe, CEO and Chairman of the Company. The shares were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

3.1

Certificate of Amendment to Articles of Incorporation, effective June 14, 2018, increasing the authorized capital stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-k filed June 15, 2018)

10.1	Senior Convertible Promissory Note between Registrant and Haris Basit dated April 13, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 18, 2018)

10.2	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated April 13, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 18, 2018)

10.3	Loan Agreement between Registrant and Kevin Schewe dated May 24, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 30, 2018

10.4	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated May 24, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 30, 2018)

10.5	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated June 11, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 15, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: August 20, 2018	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Financial Officer (Principal Financial and Accounting Officer)