Form 10-Q
period 2018-09-30
VIASPACE Inc.
filed 2018-11-19
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

(Former Address)

(626) 768-3360

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,889,878,192 shares of $0.0001 par value common stock issued and outstanding as of November 19, 2018.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC.

BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,000	$4,000
Accounts Receivable	35,000	-
Accounts Receivable - Related Parties	2,000
Prepaid expenses	19,000	22,000
TOTAL CURRENT ASSETS	63,000	26,000
OTHER ASSETS:
Investments	-	6,000
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	7,000
TOTAL ASSETS	$64,000	$33,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$89,000	$83,000
Accounts Payable - Related Party	29,000	16,000
Accrued expenses	19,000	18,000
Unearned revenue	26,000	20,000
Related party payables	749,000	749,000
TOTAL CURRENT LIABILITIES	912,000	886,000
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2018 and 2017, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value in 2018 and 2017, 8,000,000,000 shares authorized, 3,887,958,192 shares issued and 3,787,958,192 shares outstanding as of September 30, 2018, and 3,402,514,447 shares issued and 3,302,514,447 shares outstanding as of December 31, 2017	379,000	330,000
Additional paid in capital	53,724,000	53,136,000
Accumulated deficit	(54,951,000)	(54,319,000)
Total shareholders’ deficit	(848,000)	(853,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$64,000	$33,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES	$73,000	$33,000	$98,000	$101,000
COST OF REVENUES	-	2,000	13,000	16,000
GROSS PROFIT	73,000	31,000	85,000	85,000

OPERATING EXPENSES
Operations	-	8,000	29,000	29,000
Selling, general and administrative	507,000	267,000	598,000	703,000
Total operating expenses	507,000	275,000	627,000	732,000
LOSS FROM OPERATIONS	(434,000)	(244,000)	(542,000)	(647,000)

OTHER INCOME (EXPENSE)
Interest expense	(14,000)	(48,000)	(84,000)	(141,000)
Other expense	(3,000)	(2,000)	(6,000)	(8,000)
Total other income (expense)	(17,000)	(50,000)	(90,000)	(149,000)

LOSS BEFORE INCOME TAXES	(451,000)	(294,000)	(632,000)	(796,000)
INCOME TAXES	—	—	—	—
NET LOSS	$(451,000)	$(294,000)	$(632,000)	$(796,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	3,860,988,342	3,237,284,099	3,677,586,487	3,051,228,069

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,000)	$(796,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	467,000	317,000
Stock issued for consulting expense	3,000	52,000
Amortization of discounts on notes payable	84,000	139,000
Loss on minority investment in Almaden Energy Group	6,000	8,000
(Increase) decrease in operating assets:
Accounts receivable	(35,000)	—
Accounts receivable - Related Party	(2,000)
Prepaid expenses and other assets	3,000	1,000
Increase (decrease) in operating liabilities:
Accounts payable	6,000	25,000
Accounts Payable - Related Party	13,000	—
Accrued expenses and other	7,000	(7,000)
Related party Payable	—	109,000
Net cash used in operating activities	(80,000)	(152,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	83,000	139,000
Stock issued for investment by non-related parties	-	5,000
Net cash provided by financing activities	83,000	144,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,000	(8,000)
CASH AND CASH EQUIVALENTS, Beginning of period	4,000	19,000
CASH AND CASH EQUIVALENTS, End of period	$7,000	$11,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2018:

•

The Company recorded a discount on loans from Dr. Schewe and Haris Basit of $83,000 as a result of a beneficial conversion feature. During 2018, Dr. Schewe and Haris Basit converted loans of $83,000 to equity.

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at September 30, 2018.

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at September 30, 2017.
•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
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

Going Concern – We have incurred significant losses from operations, resulting in an accumulated deficit of $54,951,000. We expect such losses to continue. However, on November 30, 2016, we entered into a Loan Agreement with Vice Chairman Haris Basit whereby he agreed to fund us $100,000 over a two-year period. In addition, on February 23, 2017, we entered into a Loan Agreement with CEO Kevin Schewe whereby he agreed to fund us $100,000 over a two-year period.  After completing funding of this loan we entered into a new Loan Agreement with Dr. Schewe on May 24, 2018 whereby he agreed to fund us $100,000 over a two-year period. In addition, on July 25, 2017, we entered into a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund us $25,000 over a two-year period. We expect loans from Mr. Basit, Dr. Schewe and Dr. Kukkonen and revenue generated from future contracts using the license we have for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit, Dr. Schewe or Dr. Kukkonen will continue to fund us or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

Recent Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new guidance expands the scope of Accounting Standards Codification (ASC) 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50.

The FASB launched the project in response to requests it received in its post-implementation review of Statement No. 123(R), Share-Based Payment.  The ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. The key changes from ASC 505-50 are:

•

Equity-classified nonemployee awards are measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete.

•

Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably.

•

During the vesting period, nonemployee awards that contain a performance condition that affects the quantity or other terms (e.g., exercise price) of the award are measured based on the outcome that is probable.  This differs from the guidance in ASC 505-50 that requires these types of awards to be measured at the lowest aggregate fair value within a range of possible outcomes.

•

Entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. This differs from the guidance in ASC 505-50 that requires the use of the contractual term.

Public entities must adopt the new standard in the fiscal year beginning on 12/15/2018. Companies can early adopt the new standard but are required to adopt ASC Topic 606 alongside their adoption of ASU 2018-07.  We adopted the standard utilizing the modified retrospective adoption method.  The adoption of this guidance does not have a material impact on our financial statements.

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

NOTE 2 – PREPAID EXPENSES

We entered into agreements with certain of its consultants and vendors whereby we issued unregistered shares of common stock in exchange for services to be provided to us. We engaged a third-party provider to pay certain of our expenses on our behalf. As compensation for the payment of these expenses on our behalf, we pay the provider in shares of common stock equivalent to the expense paid plus a fee equal to 15% of the expense paid. As of September 30, 2018 and December 31, 2017, included in prepaid expenses for this third-party provider is $19,000 and $22,000, respectively, for shares of stock issued to the provider in excess of amounts paid on our behalf.

Other prepaid expenses (non-stock related) were $0 and $0 at September 30, 2018 and December 31, 2017, respectively.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statement of operations for the nine months ended September 30, 2018 as a result of applying Topic 606.

Note 4 – STOCK OPTIONS

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

2018
Dividends	0%
Volatility factor	156%
Expected life	10 years
Annual forfeiture rate	0%

The following is a summary of the Company’s stock option activity for the nine months ended at September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	449,480,441	$0.0026	8.28
Granted	1,455,000,000	$0.0008	9.84
Exercised	—	—
Cancelled and forfeited	—	—
Outstanding at September 30, 2018	1,904,480,441	$0.0012	9.29	$—
Exercisable at September 30, 2018	1,176,980,441	$0.0015	9.29	$—

Stock options totalling 1,455,000,000 were granted during the nine months ended September 30, 2018.  The Plan recorded $467,000 of compensation expense for employees and director stock options in 2018. At September 30, 2018, there was $394,731 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two year. There were no options exercised during the nine months ended September 30, 2018.

Note 5 – Investments

Our 18.75% ownership interest in Almaden Energy Group, LLC (“AEG”), which became effective April 15, 2015, was sold July 16, 2018 to CMAC Agriculture, LLC (“CMAC”) and we received 3.375% ownership interest in CMAC in return. The sale included all AEG assets, intellectual property, and the license agreement with our company.

The Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”) we entered into on April 13, 2015 included a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG was permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. The CEO of AEG is also the former CEO and current member of the Board of Directors of the Company.

We also own an 18.75% interest in Viaspace California, Inc (“VSCA”), a company formed on March 1, 2018.  VSCA is developing a business related to Cannabidiol (“CBD”), a cannabis compound that has significant medical benefits. The method of accounting for the investment is the equity method because a shareholder and controlling shareholder, both directors of Viaspace, along with the company collectively, has more than 50% control of Viaspace California. Dividends are recognized in income when declared and totaled $0 for the period ending September 30, 2018. The carrying value of the investment is $0 as of September 30, 2018.

On June 1, 2017, we acquired a 2.91% interest in Clean Energy Solutions, LLC’s (“CES”) outstanding membership interest units. We have accounted for this investment by the cost method because the membership interest units of that company are unlisted and the criteria for using the equity method of accounting are not satisfied as we are not able to exercise significant influence over CES. CES is a customer of the Company who is in discussion for future GKG contracts. At September 30, 2018, our interest in CES is recorded at $0.

As of September 30, 2018 the total balance of all investments is valued at $0.

NOTE 6 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

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

During the nine months ended September 30, 2018, Mr. Basit made loans of $27,500 to us. We recorded a discount on the loans of $27,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2018, Mr. Basit converted loans totalling $27,500 into 127,691,910 common shares of the Company. At the time of the conversions, we recorded the discount as additional interest expense. There are $0 loans outstanding at September 30, 2018. As of September 30, 2018, we had no remaining availability under the note.

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

During the nine months ended September 30, 2018, Dr. Schewe made loans of $56,000 to us. We recorded a discount on the loans of $56,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During 2018, Dr. Schewe converted loans totalling $56,000 into 353,351,835 common shares of the Company. At the time of the conversions, we recorded the discount as additional interest expense. There are $0 loans outstanding at September 30, 2018. As of September 30, 2018, we had $64,000 remaining availability under the new note.

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

During the nine months ended September 30, 2018, Dr. Kukkonen made loans of $0 to the Company and there are $0 loans outstanding at September 30, 2018. As of September 30, 2018, the Company had remaining availability under the note of $13,500.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2018 and December 31, 2017, the number of authorized shares of our preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At September 30, 2018 and December 31, 2017, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2018, the number of authorized shares of our common stock was 3,900,000,000. As of June 30, 2018 the number of authorized shares was increased to 8,000,000,000. The par value of the common stock is $0.0001.

During the 9 months ended September 30, 2017, we issued 50,000,000 unregistered restricted shares of common stock respectively to a funding source so that the funding source can pay for future expenses on our behalf. The shares are issued to the funding source to cover the amount of future expenses plus a fee of 15% of such future expenses. At the time of the future payment of the expenses incurred by us, the common stock and additional paid in capital are credited for the amount of the future payment plus 15%. During the period ending September 30, 2018, there is no accounting impact from this transaction because the shares remain in our possession.

During 2018, we issued 4,400,000 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $3,000 on the date of the issuance.

During 2018, we issued 353,351,835 shares of common stock to CEO Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with us as discussed in Note 5. During 2018, we issued 127,691,910 shares of common stock to Director Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with us as discussed in Note 5.

As of September 30, 2018, there were 3,887,958,192 shares of common stock issued and 3,787,958,192 shares of common stock outstanding.

NOTE 8 – NET LOSS PER SHARE

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

The following table sets forth common stock equivalents (potential common stock) at September 30, 2018 and 2017 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2018	2017
Stock Options	1,904,480,441	418,855,000

The following table sets forth the computation of basic and diluted net loss per share for 2018 and 2017, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(451,000)	$(294,000)	$(632,000)	$(796,000)
Denominator:
Weighted average shares of common stock outstanding	3,860,988,342	3,237,284,099	3,677,586,487	3,051,228,069
Net loss per share of common stock, basic and diluted	$0.00	$0.00	$0.00	$0.00

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in our balance sheets at September 30, 2018 and December 31, 2017 are Related Party Receivables of $2,000 and $0, respectively.  We have a receivable of $2,000 at September 30, 2018 due from Viaspace California, Inc., which represents start-up costs for the new entity.

Also included in our balance sheets at September 30, 2018 and December 31, 2017 are Related Party Payables of $749,000 and $749,000, respectively. We have a payable of $689,000 and $689,000, at September 30, 2018 and December 31, 2017 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totalling $185,000 and a common stock component totalling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of our common stock at September 30, 2018: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. We also owe Director Haris Basit $60,000 at September 30, 2018, representing salary earned but not paid.  In addition, at September 30, 2018 there are Other Related Party Payables owed to Dr. Kukkonen, in the amount of $2,000, to Mr. Basit, in the amount of $18,000 and to Mr. Nicholas Stoll, in the amount of $9,000.

Also, Mr. Basit was granted 37,500,000 options at September 30, 2017, and 500,000,000 options at September 30, 2018.  During the nine months ended September 30 2018 the Company granted Dr. Kevin Schewe, Dr. Carl Kukkonen, Mr. Nick Stoll and Ms. Angelina Galiteva 350,000,000, 150,000,000, 100,000,000 and 10,000,000 options, respectively.  See Note 4 for valuations of the stock options.

We have a loan agreement with CEO Dr. Kevin Schewe, Director Haris Basit and CTO Carl Kukkonen which is described in Note 6.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

We currently have no long term office lease. We terminated the lease on land in San Diego County, California on August 31, 2017, where we grew Giant King Grass. Rent and utility expense charged to operations for the three months ended September 30, 2018 and 2017, was $0 and $4,000, respectively.  Rent and utility expense charged to operations for the nine months ended September 30, 2018 and 2017 was $0 and $9,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, we recognize revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended September 30, 2018 and 2017, we received $0 and $0 payments under these collaborative agreements. During the nine months ended September 30, 2018 and 2017 we received $20,000 and $0, respectively, in payments under these collaborative agreements.  We recognized revenue from these collaborative agreements of $13,846 and $0 for the nine months ended September 30, 2018 and 2017.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 22, 2018, we issued 1,960,000 shares of our common stock to a consultant.  The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

On October 15, 2018, the Company announced that effective October 9, 2018, Dr. Carl Kukkonen resigned as CTO and as Director of the Board of the Company. Dr. Kukkonen continues as a consultant to the Company and the position of CTO remains vacant.

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

The Company has four revenue models for GKG: 1. grass plantation integrated with a power plant or processing facility such as a pellet mill under company or joint venture control; 2. contract plantation establishment, support and licensing for a customer that owns and operates the plantation and power plant; 3. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 4. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the three and nine months ended September 30, 2018 and 2017, the Company has recognized revenues under revenue models 3 and 4.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to September 30, 2017

Revenues

Revenues were $73,000 and $33,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $40,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $0 and $2,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended September 30, 2018 compared to the same period in 2017 was an increase in gross profit from a gross profit $31,000 for the three months ended September 30, 2017 to a gross profit of $73,000 for the three months ended September 30, 2018, an increase of $42,000.

Operations Expenses

Operations expenses were $0 and $8,000 for the three months ended September 30, 2018 and September 30, 2017, a decrease of $8,000. Consulting costs were lower by $4,000 in 2018 due to lower costs related to our test plots in Hawaii and Florida. Rent and water costs were lower by $4,000 due to the cancellation of the test plot in California.  Operations expenses consist of plantation expenses related to the Company’s test plot in Hawaii and Florida and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $507,000 and $267,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $240,000. Stock option compensation expense increased $345,000 in 2018 as compared with 2017 due to the higher number of stock options granted in 2018. Payroll and benefit costs were lower by $57,000 in 2018 compared with the same period of 2017 as all employee contracts were terminated in Q3 of 2017. Consulting fees, insurance, accounting and legal fees, bad debt expense and other administrative expenses decreased by a combined $48,000 in 2018 as compared with 2017.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was an increase in loss from operations in 2017. For the three months ended September 30, 2018, the Company had a loss from operations of $451,000 compared with a loss from operations of $294,000 for the three months ended September 30, 2017, a decrease of $157,000.

Interest Expense

Interest expense was $14,000 and $48,000 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $34,000. This is due to a decrease in the amount of the discount recognized in 2018 as compared to 2017, related to decreased officer convertible loans made to the Company in 2018.

Other Expenses

The Company recorded other expense of $3,000 for the three months ended September 30, 2018 and $2,000 for the same period in 2017, resulting in a change of $1,000 for the period.

Nine months Ended September 30, 2018 Compared to September 30, 2017

Revenues

Revenues were $98,000 and $101,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $3,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in power plant design and feasibility studies for customers considering using Giant King Grass in their energy project.

Cost of Revenues

Costs of revenues were $13,000 and $16,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $3,000. The costs incurred by the Company to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. The Company will send personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the nine months ended September 30, 2018 compared to the same period in 2017 was a change of $0, from a gross profit of $85,000 for the nine months ended September 30, 2017 to a gross profit of $85,000 for the nine months ended September 30, 2018.

Operations Expenses

Operations expenses were $29,000 and $29,000 for the nine months ended September 30, 2018 and September 30, 2017, resulting in no change for the period. Consulting costs were higher by $4,000 in 2018 due to higher costs related to our test plots in Hawaii and Florida. Rent and water costs were lower by $10,000 due to the cancellation of the test plot in California.  Travel costs were $6,000 higher in 2018 due to trips to various customers for new potential business.  Operations expenses consist of plantation expenses related to the Company’s test plot in Hawaii and Florida and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $598,000 and $703,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $105,000. Stock option compensation expense increased $150,000 in 2018 as compared with 2017 due to more stock options being granted in 2018. Payroll and benefit costs were lower by $221,000 in 2018 compared with the same period of 2017 as all employee contracts were terminated in Q3 of 2017. Consulting fees, insurance, accounting and legal fees and other administrative expenses decreased by a combined $34,000 in 2018 as compared with 2017.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2017. For the nine months ended September 30, 2018, the Company had a loss from operations of $542,000 compared with a loss from operations of $647,000 for the nine months ended September 30, 2017, a decrease of $105,000.

Interest Expense

Interest expense was $84,000 and $141,000 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $57,000. This is due to a decrease in the amount of the discount recognized in 2018 as compared to 2017, related to decreased officer convertible loans made to the Company in 2018.

Other Expenses

The Company recorded other expense of $6,000 for the nine months ended September 30, 2018 and $8,000 for the same period in 2017, a decrease of $2,000. The decrease is related to a decrease in the fair value of the Company’s minority interest in AEG.

Liquidity and Capital Resources

The Company’s net loss for the nine months ended September 30, 2018 was $632,000. Non-cash expenses totalled $560,000 for the nine months ended September 30, 2018 due to stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities decreased cash by $8,000 in 2018. Net cash used by operating activities for operations was $80,000 for the nine months ended September 30, 2018.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $54,951,000 at September 30, 2018. The Company expects such losses to continue. However, on November 30, 2016, the Company entered into a Loan Agreement with its former CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered into a Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period.  On May 24, 2018, the Company entered into a new Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered into a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company received $56,000 from Dr. Schewe related to these Loan Agreements during the nine months ended September 30, 2018. The Company received $27,500 from Mr. Basit related to these Loan Agreements during the nine months ended September 30, 2018.

As of September 30, 2018, the Company had $64,000 remaining availability under Dr. Schewe’s note and $13,500 remaining availability under Dr. Kukkonen’s note. The Company expects contracts related to Giant King Grass, loans from Dr. Schewe and Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties. Additionally, based upon our current policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders in the foreseeable future.

Contractual Obligations

There are no long-term contractual obligations.

Employment Agreements

Effective July 10, 2015, the Company entered into a two-year employment agreement with Haris Basit, former CEO and current Vice-Chairman of the Board of Directors of the Company. Mr. Basit received $120,000 per annum and was entitled to a bonus as determined by the Company’s Board of Directors and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Mr. Basit received 20 business days paid leave per year. On July 10, 2015, the Company agreed to issue Mr. Basit 25,000,000 stock options at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market as of July 10, 2015. These stock options are vested immediately but otherwise shall be subject to the terms of the 2015 option plan. Additionally, the Company agreed to issue Mr. Basit 18,750,000 stock options to be issued every three months (quarterly) over the term of his employment agreement which runs from July 10, 2015 through July 9, 2017, with the first issuance on October 10, 2015, at fair market value based on the closing price of the Company’s common stock as traded on the OTC Market on the date of each grant. Stock options shall vest immediately upon each issuance and shall be otherwise subject to the terms of the 2015 option plan. In the case of a change of control of the Company, the issuance schedule shall be accelerated by one year. Stock options shall have an exercise term of ten years from date of issuance, not to exceed the expiration date of the 2015 option plan. The Employment Agreement was terminated upon Mr. Basit’s resignation.

Effective October 1, 2016, the Company entered into one-year employment agreements with Carl Kukkonen and Stephen Muzi. Dr. Kukkonen serves as Chief Technology Officer of the Company and Mr. Muzi serves as Chief Financial Officer, Treasurer and Secretary. Dr. Kukkonen will receive a salary of $84,000 per annum and Mr. Muzi would receive $64,000 per annum. Each of them would also be entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of their employment. Dr. Kukkonen is to receive 20 business days paid leave per year and Mr. Muzi is to receive 10 business days paid leave. Additionally, Dr. Kukkonen will be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000. Mr. Muzi resigned as CFO, Treasurer and Secretary effective as of September 30, 2017 and his employment agreement was terminated as of such date.  Dr. Kukkonen resigned as CTO and Director from the Board of Directors effective as of October 9, 2018.

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

For the period ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of September 30, 2018.

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

Effective July 31, 2017, Mr. Haris Basit resigned as our Chief Executive Officer to work for a technology company in an industry unrelated to the Company's industry. Dr. Kevin Schewe, the Company's largest shareholder and current Chairman of the Board, became our acting Chief Executive Officer. Effective September 30, 2017, Mr. Stephen Muzi resigned as our Chief Financial Officer and was replaced by Dr. Schewe. Effective October 9, 2018, Dr. Carl Kukkonen resigned as our Chief Technology Officer, and from the Board of Directors.  Dr. Kukkonen’s, Mr. Basit's and Mr. Muzi’s recent departures may impact the Company's ability to grow our business.

Key personnel include Dr. Schewe. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key employees.

Risks Related To An Investment In Our Stock

We have incurred losses and anticipate continued losses for the foreseeable future.

Our net loss for the nine months ended September 30, 2018 and the year ended December 31, 2017 was $632,000 and $796,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 8,000,000,000 authorized shares of common stock, of which 3,887,958,192 were accounted for by our transfer agent as issued and outstanding as of September 30, 2018. Of these issued and outstanding shares, 2,427,203,447 shares (62.4%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, former CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, former CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, acting CEO, CFO and Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at September 30, 2018, 2,580,514,507 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,307,443,685 shares of the Company’s common stock are accounted for by our transfer agent as free trading at September 30, 2018. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 3,787,958,192 at September 30, 2018.

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

Our executive officers, directors (including current and former) and principal shareholders own 57.9% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 57.9% of our outstanding shares as of September 30, 2018. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Effective as of September 30, 2012, and pursuant to an Agreement to Grant Voting Rights and Transfer Preferred Share executed by Chang and Director Kevin Schewe, Chang granted Schewe an irrevocable proxy that permitted Schewe to vote the Preferred Share. This proxy lasts so long as the License remained exclusive to the Company. On September 30, 2018 the proxy was cancelled as the preferred Share was transferred from Chang to Schewe.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2018, the Company issued 86,902,545 unregistered shares of common stock to Kevin Schewe, CEO and Chairman of the Company. The shares that were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated July 27, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: November 19, 2018	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Financial Officer (Principal Financial and Accounting Officer)