Form 10-K
period 2018-12-31
VIASPACE Inc.
filed 2019-04-04
CIK 1270200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,464,146

State the number of shares outstanding of each of issuer’s classes of common equity, as of April 8, 2019: 4,732,073,007

VIASPACE INC.

i

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

During 2016-2018, we entered into Giant King Grass collaborative supply agreements with partners in the Philippines, South Korea, Florida, Louisiana and California. We have shipped Giant King Grass to these states/countries as part of the collaborative agreements. The first phase for each of these partners is for the joint operation of test plots to establish that GKG grows well in the area and optimal agronomic practices are developed. If this initial phase is completed successfully, each partner would then expand the initial growing site as they develop more land to grow GKG. Each partner has different planned uses for the Giant King Grass.

We grow Giant King Grass in Hawaii. This location serves as a nursery for our Giant King Grass and a place from which we can harvest Giant King Grass seedlings and send it to customers in the US and throughout the world.

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

We have three revenue models for GKG: 1. contract plantation establishment, support and licensing for a customer; 2. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 3. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location.

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

Research and Development

We did not record any research and development activities in 2018 or 2017. If we do in the future, it will be expensed as incurred.

Competition

Many companies, universities and research laboratories worldwide are investigating grass as a feedstock for cellulosic ethanol and other applications. Monsanto is an example of a large company focusing on grass as a biofuel. Ceres is an example of a company focusing on biomass and grass in particular. Much of the competition is looking at miscanthus or switchgrass. These grasses are suitable for temperate areas. Much of the competition also is focused on selling seeds. GKG is a natural hybrid that is not genetically modified nor generally available, and to our knowledge no one else is growing GKG besides VIASPACE Green Energy, Inc. (“VGE”), as a commercial crop. Based on publicly available data on switchgrass and miscanthus, compared to our data on GKG, we believe that GKG has higher productivity than these and other competing grasses. GKG is most suitable for tropical and subtropical areas, which are the focus of our efforts. Because GKG is propagated by seedlings and not by seeds, it is not an invasive species. We are focusing on projects involving growing the grass and securing long-term supply contracts for biofuel production, as a replacement for coal and electricity generation, and as animal feed. With long-term supply contracts and joint ventures, we plan to capture these recurring revenue streams.

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

Employees

As of December 31, 2018, we had four independent contractors and no employees.

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

Our net loss for the year ended December 31, 2018 was $772,000. We have not yet achieved profitability and expect to continue to incur net losses until we recognize increased revenues from GKG related sales. We rely solely on the GKG licensing agreement we have put in place effective March 28, 2016, to generate revenues of our GKG grass business. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

Our ability to continue as a going concern is dependent on future revenues or future financing.

MaloneBailey LLC, our independent registered public accounting firm, included an explanatory paragraph in its report on our financial statements for 2018, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in MaloneBailey LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital if needed. However, on November 30, 2016, as discussed in Note 5, we entered into a Loan Agreement with Mr. Haris Basit, our former CEO and a member of our Board of Directors, whereby Mr. Basit agreed to fund us up to $100,000 over a two-year period in accordance with such agreement. In addition, on May 24, 2018, we entered into a Loan Agreement with Dr. Kevin Schewe, Chairman of our Board of Directors, whereby he agreed to fund us up to $100,000 over a two-year period in accordance with such agreement. We expect loans from Mr. Basit and Dr. Schewe and revenue generated from future contracts using the license it has for Giant King Grass to fund operations for the foreseeable future.

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

In addition, our business depends on the success of our Giant King Grass business. To mitigate this risk, we grow GKG in Hawaii and California. If we are unable to generate our existing products in sufficient quantities - our growth prospects may be materially and adversely affected and our revenues and profitability may decline.

If we lose key personnel or are unable to hire additional qualified personnel, it could impact our ability to grow our business.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing, finance and operations personnel. We face intense competition for all such personnel, and we may not be able to attract and retain these individuals. Our failure to do so could delay product development, affect the quality of our products and services, and/or prevent us from sustaining or growing our business. In addition, officers may leave us and subsequently compete against us. Key personnel includes Dr. Kevin Schewe, our chief executive officer. The loss of key personnel, especially if without advanced notice, could harm our ability to maintain and build our business operations. Furthermore, we have no key man life insurance for any of our key officers.

Our revenues to date have been to a few customers, the loss of which could result in a material decline in revenues.

In 2017 and 2018, we have recorded a minor amount of grass revenues related to several Giant King Grass supply contract agreements to a few customers. We believe this concentration of sales made to a small number of customers will continue in the near future. A loss of any customer could significantly reduce our future revenues.

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

We commenced our grass business in October 2008. Our revenues increased from 2017 to 2018 but revenues are not at a material or significant level. While we believe we will be able to attract more customers and achieve meaningful revenues, we cannot assure you we will. There is no assurance that our potential customers will determine that using GKG for biomass or animal feed purposes will be commercially viable. Further such customers may find other grass or plant products superior to GKG for their needs. Also, our customers may not be able to attract their internal financing to expand or continue their project using GKG. If any of these occur, our grass business will fail.

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

We have 8,000,000,000 authorized shares of common stock, of which 3,926,744,551 were accounted for by our transfer agent as issued and outstanding as of December 31, 2018. Of these issued and outstanding shares, 2,381,957,645 shares (60.7%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, Vice Chairman; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, Chairman and CEO; Mr. Sung Hsien Chang, former director of the Company; and Inter Pacific Arts Corporation, a former subsidiary of the Company).  Of the shares issued and outstanding at December 31, 2018, 2,619,300,866 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,307,443,685 shares of our common stock are accounted for by our transfer agent as free trading at December 31, 2018. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes we account for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 3,826,744,551 at December 31, 2018.

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

Our executive officers, directors (including current and former) and principal shareholders own 63.6% of our common stock and one director holds a share of Series A Preferred Stock entitling it to votes of 50.1% on outstanding voting matters, which allows him to control substantially all matters requiring shareholder approval, and their interests may not align with the interests of our other shareholders.

Our executive officers, directors (including current and former) and principal shareholders hold 63.6% of our outstanding shares as of December 31, 2018. In addition, on May 14, 2010, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

Our articles of incorporation authorize issuance of 8,000,000,000 shares of common and 10,000,000 shares of preferred stock. The common and preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our Board of Directors (“BOD”) without shareholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our shareholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event buyers can be found therefore. Any future issuances of common or preferred stock would further dilute the percentage ownership of our Company held by the public shareholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of our Company through acquisition of shares of common stock.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2017:
First Quarter	$0.0016	$0.0013
Second Quarter	$0.0015	$0.0014
Third Quarter	$0.0010	$0.0009
Fourth Quarter	$0.0008	$0.0006
Fiscal year ended December 31, 2018:
First Quarter	$0.0009	$0.0006
Second Quarter	$0.0010	$0.0005
Third Quarter	$0.0009	$0.0005
Fourth Quarter	$0.0007	$0.0003

Holders

As of April 1, 2019, there were approximately 53 shareholders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

There was no activity of sales of unregistered securities in 2018.

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

We have three revenue models for GKG: 1. contract plantation establishment, support and licensing; 2. collaborative agreements to establish test plots in customer locations to determine that GKG grows sufficiently for the customer to use in their particular application; and 3. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location. Revenue earned from collaborative agreements is comprised of negotiated payments for the operations of the test plots. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2018 and 2017, we have recognized revenues under revenue models 2 and 3.

With regard to revenue recognition in connection with agreements that include multiple deliverables, management reviews the relevant terms of the agreements and determines whether the Company has satisfied a performance obligation in accordance with FASB Topic 606.  The revenue is recognized when or as the Company satisfies a performance obligation by transferring a promised good or service to a customer.  The amount of revenue recognized is the amount allocated to the satisfied performance obligation.  If it is determined that payments have been received prior to satisfying the performance obligation, the revenue will be deferred and included in deferred revenue within our balance sheet until such time that the performance obligation is satisfied at a point in time or over time, if ever. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change.

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

Results of Operations

Year Ended December 31, 2018 Compared to December 31, 2017

Revenues

Revenues were $93,000 and $116,000 for the year ended December 31, 2018 and 2017, respectively, a decrease of $23,000. The revenues relate to collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed, and also for consulting and engineering work performed for customers requesting assistance in animal feed development and feasibility studies for customers considering using Giant King Grass.

Cost of Revenues

Costs of revenues were $31,000 and $30,000 for the year ended December 31, 2018 and 2017, respectively, an increase of $1,000. The costs incurred by the Company to support the collaborative agreements include travel costs and external consulting costs. We will send personnel or consultants to oversee the initial plantings of Giant King Grass in the customer’s locations.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the year ended December 31, 2018 compared to the same period in 2017 was an increase in gross profit from a gross profit of $86,000 for the year ended December 31, 2017 to a gross profit of $62,000 for the year ended December 31, 2018, a decrease of $24,000.

Operations Expenses

Operations expenses were $29,000 and $32,000 for the year ended December 31, 2018 and December 31, 2017, a decrease of $3,000. Labor and consulting costs were higher by $7,000 in 2018 due to an increase in growing costs in Hawaii to produce seedlings that are later shipped to customers in various locations around the world. Water and rent costs were lower by $10,000 during 2018 as compared with 2017 due to our non-renewal of the lease in California and ceasing the Giant King Grass field operation in Q4 2017. Travel costs related to operations were higher by $3,000 in 2018 as compared to 2017 due to more trips to the fields. Other operations expenses were lower by $3,000 in 2018 as compared with the same period in 2017. Operations expenses consist of plantation expenses related to our test plot in California and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $711,000 and $775,000 for the year ended December 31, 2018 and 2017, respectively, a decrease of $63,000. Stock option compensation expense increased $155,000 in 2018 as compared with 2017 due to increased stock option grants in 2018. Payroll and benefit costs were lower by $221,000 in 2018 compared with the same period of 2017 due to the Company removing salaries in Q4 2017. Accounting fees increased $26,000 in 2018 as compared with 2017 due to higher audit costs and accounting contractor expense. Legal fees decreased $10,000 in 2018 due to a lower need for outside counsel. Consulting fees decreased $30,000 in 2018 as compared with same period in 2017 which is directly related to decreased use of the third party firm E2, who was acting as an intermediary to make vendor payments for the Company. Travel costs decreased $1,000 in 2018 as compared with the same period of 2017, due to reduced travel associated with conferences and new business travel costs. Other costs decreased $1,000 in 2018 as compared to 2017.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a decrease in loss from operations in 2018. For the year ended December 31, 2018, we had a loss from operations of $678,000 compared with a loss from operations of $721,000 for the year ended December 31, 2017, a decrease of $43,000.

Interest Expense

Interest expense was $88,000 and $141,000 for the year ended December 31, 2018 and 2017, respectively, a decrease of $53,000. This is due to a decrease in the amount of the discount recognized by Kevin Schewe, in 2018 as compared to 2017, related to convertible loans made to the Company during 2018 and 2017.

Other Expense

We recorded other expense of $6,000 for the year ended December 31, 2018 and $9,000 for the same period in 2017. The change in other expense recorded between 2018 and 2017 was primarily due to the decrease in the fair value of our minority interest in AEG.

Other Income

We recorded no other income for both the year ended December 31, 2018 and 2017.

Liquidity and Capital Resources

Our net loss for the year ended December 31, 2018 was $772,000. Non-cash expenses totaled $629,000 for the year ended December 31, 2018 primarily due to stock options expense, stock compensation expense, amortization of debt discount and loss on minority interest. Changes in operating assets and liabilities accrued $56,000 of cash in 2018. Net cash used by operating activities for operations was $87,000 for the year ended December 31, 2018.

We have incurred significant losses from operations, resulting in an accumulated deficit of $55,091,000 at December 31, 2018. We expect such losses to continue. However, on December 31, 2012, we entered into a Loan Agreement with Director Kevin Schewe whereby he agreed to fund us up to $1,000,000 over a five-year period. Schewe completed the funding of $1,000,000 on January 13, 2016. On November 30, 2016, we entered into a Loan Agreement with our former CEO Haris Basit whereby he agreed to fund us up to $100,000 over a two-year period. Basit completed the funding of $100,000 on April 13, 2018.  On February 23, 2017, we entered into a Loan Agreement with Dr. Schewe whereby he agreed to fund us up to $100,000 over a two-year period.  Schewe completed the funding of $100,000 on April 13, 2018.  On July 25, 2017, we entered into a Loan Agreement with Dr. Carl Kukkonen, our former CTO, whereby he agreed to fund us up to $25,000 over a two-year period.  On May 24, 2018, Schewe entered into a new Loan Agreement whereby he agreed to fund us an additional $100,000 over a two-year period.

We expect to continue as a going concern, however no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund us or that sales contracts will be obtained in the future, or if obtained, that such contracts will be profitable or generate cash for us. We received $60,000 and $27,500 from Dr. Schewe and Mr. Basit, respectively, related to these Loan Agreements for the year ended December 31, 2018. Without proceeds from additional equity financings, future revenues from its Giant King Grass, or loans from Dr. Schewe, Mr. Basit or Dr. Kukkonen, we could not continue as a going concern.

As of April 1, 2019, we had $58,000 remaining availability under Dr. Schewe’s note, and $13,500 remaining availability under Dr. Kukkonen’s note. We expect contracts related to Giant King Grass, loans from Dr. Schewe, Mr. Basit and Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future.

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

Effective October 1, 2016, we entered into one-year employment agreements with Carl Kukkonen. Dr. Kukkonen served as Chief Technology Officer of the Company. Dr. Kukkonen received a salary of $84,000 per annum. He also was entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen received 20 business days paid leave per year. Additionally, Dr. Kukkonen was awarded a bonus of 10% of the gross revenue we generated up to a maximum of $100,000.

The employment agreement for Dr. Kukkonen expired on September 30 and was not renewed.  Dr. Kukkonen resigned as our Chief Technology Officer on October 8, 2018 and is continuing work for the company as an independent contractor.

Inflation and Seasonality

We have not experienced material inflation during the past five years. Seasonality has historically not had a material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at December 31, 2018:

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

Name	Age	Position Held
Dr. Kevin Schewe	62	Chief Executive Officer, Chief Financial Officer and Director

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

(b)	Directors

Our directors are as follows:

Name	Age	Position Held
Dr. Kevin L. Schewe	62	Chief Executive Officer, Chief Financial Officer and Director
Mr. Haris Basit	57	Director
Ms. Angelina Galiteva	52	Director

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

Committees of the Board of Directors

Audit Committee. On October 20, 2005, our BOD established an Audit Committee. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. We do not currently have an independent member of the BOD serving as the audit committee’s financial expert that meets the definition under Item 401(e) of Regulation S-K. The Audit Committee held no meetings in 2018.

Compensation Committee. On October 20, 2005, our BOD established a Compensation Committee. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the BOD are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision-making process with respect to that issue without the chief executive officer present. The Compensation Committee held no meetings in 2018.

Governance and Nominating Committee. On October 20, 2005, our BOD established a Governance and Nominating Committee. This committee’s role is to make recommendations to the full BOD as to the size and composition of the BOD and its committees, and to evaluate and make recommendations as to potential candidates. The Governance and Nominating Committee may consider candidates recommended by shareholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Governance and Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the BOD, and concern for the long-term interests of the shareholders. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. The Governance and Nominating Committee held no meetings in 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the annual compensation paid by us to Mr. Haris Basit, the principal executive officer, until July 10, 2017, and our executive officers who were paid more than $100,000 per annum. Other than the officers listed, no other officer had total compensation during either of the previous two years of more than $100,000. The Named Executive Officers are our current Chief Executive Officer, our former Chief Executive Officer up to July 2017 and our former Chief Technology Officer.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Haris Basit (Until July 10, 2017) (4)	2018	—	—	—	178,807	—	178,807
Chief Executive Officer	2017	60,000	—	—	118,492	—	178,492
	2016	120,000	—	—	157,499	—	277,499
Kevin Schewe, CEO, CFO (From July 10, 2017 to Present)	2018	—	—	—	125,165	—	125,165
	2017	—	—	—	39,667	—	39,667
	2016	—	—	—	—	—	—
Carl Kukkonen (Resigned from Board October 8, 2018) (2, 3, 5)	2018	—	—	—	53,642	—	53,642
Chief Technology Officer	2017	49,000	—	—	39,667	12,879	101,546
	2016	111,000	19,931	—	21,264	19,966	172,161

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

(4)	Mr. Basit resigned as Chief Executive Officer on July 10, 2017 and was replaced by Dr. Schewe who is not receiving any compensation for services as the Chief Executive Officer.
(5)	Dr. Kukkonen resigned as Chief Technology Officer and as Board Member on October 8, 2018 and was not replaced.
(6)

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

Effective October 1, 2016, we entered into one-year employment agreements with Carl Kukkonen. Dr. Kukkonen serves as Chief Technology Officer of the Company. Dr. Kukkonen received a salary of $84,000 per annum. He also received customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Dr. Kukkonen received 20 business days paid leave per year. Additionally, Dr. Kukkonen was awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000.  The employment agreement was not renewed in October, 2017.

Stock Option Grants

The following table provides information on stock options granted in 2018 to each of our Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

VIASPACE INC.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#) (1)	Awards ($/Sh)	Option Awards(2)
Angelina Galiteva	7/30/2018								10,000,000	$0.0008	$5,919
Kevin Schewe	7/30/2018								350,000,000	$0.0008	$207,169
Haris Basit	7/30/2018								500,000,000	$0.0008	$295,956

(1)

Options allow the grantee to purchase a share of VIASPACE common stock for the fair market value of a share of VIASPACE Common Stock on the grant date. Options above vested 50% immediately and then quarterly over a two year period. If a grantee’s employment is terminated, options that are then vested expire within three months of termination and unvested options expire immediately.

(2)

Represents the aggregate FASB ASC Topic 718 values of options granted during the year. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FASB ASC Topic 718 value.

Outstanding Equity Awards at Fiscal Year End

The following table shows the number of equity awards held by our Named Executive Officers on December 31, 2018.

VIASPACE INC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

December 31, 2018

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

There were no shares of our common stock acquired during 2018 upon the exercise of the options.

Director Compensation

The following chart summarizes the annual compensation for our non-employee directors during 2018.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Angelina Galiteva	—	—	5,919	—	5,919

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

Narrative Disclosure to Director Compensation Table

Compensation of Non-Employee Directors

During 2018, no cash compensation was paid to non-employee directors.

Retirement Plans

We do not have any retirement plans at December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2019 by (i) each person who beneficially owns more than 5% of all outstanding shares of our common stock, (ii) each director and the executive officer identified below, and (iii) all directors and executive officers as a group. The mailing address for each person identified in this table is 344 Pine Street, Santa Cruz, CA 95062.

Name	Number of Shares Beneficially Owned	Exercisable Options Beneficially Owned (a)	Total Number of Shares and Exercisable Options Beneficially Owned	Percent of Class of Common Stock (b)
Directors:
Haris Basit, Vice Chairman	334,963,588	554,166,667	889,130,255	17.7%
Angelina Galiteva	903,764	24,416,667	25,320,431	0.5%
Kevin L. Schewe, MD	1,831,997,198	318,926,667	2,150,923,865	42.7%
Other Named Officers:
All Named Executive Officers and Directors as a group (3 persons)	2,167,864,550	897,510,001	3,065,374,551	60.9%
Other Shareholders:
Carl Kukkonen (c)	115,540,663	183,212,861	298,753,524	5.9%
Sung Hsien Chang (d)	214,093,095	-	214,093,095	4.3%

(a)	Includes only options that become exercisable on or before May 31, 2019 and excludes options that become exercisable after such date.
(b)

The percent of Common Stock owned is calculated using the sum of the number of shares of Common Stock owned as of April 1, 2019 and the number of options of the beneficial owner that are exercisable on or before May 31, 2019 divided by the sum of the number of shares of Common Stock outstanding as of April 1, 2019 and the number of options of the beneficial owner that are exercisable on or before May 31, 2019.

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

Equity Compensation Plans

The following table summarizes information about the options and warrants under our equity plans as of the close of business on December 31, 2018:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders for VIASPACE	1,904,480,441	$0.0012	270,724,673
Equity compensation plans not approved by security holders	—	—	—
Total	1,904,480,441	$0.0012	270,724,673

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

Changes in Control Arrangements

No change in control arrangements existed at December 31, 2018.

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

Due to Dr. Carl Kukkonen

We have a payable of $689,000, at December 31, 2018 and $689,000 at December 31, 2017 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $185,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of our common stock at December 31, 2018: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. These shares have not been issued yet.

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

Loan Agreement with Dr. Kevin Schewe

On February 23, 2017, the Company entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period on our requests.  Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Dr. Schewe will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.  From February 23, 2017 through April 13, 2018, Dr. Schewe made loans of $100,000 to us and completed the funding.  We recorded a discount on the loans of $100,000 as a result of the beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.  During 2017, Dr. Schewe converted loans totaling $80,000 into 242,278,404 common shares of the Company.  At the time of the conversions, we recorded the discount as additional interest expense.

On May 24, 2018, the Company entered into a Loan Agreement with Dr. Schewe whereby Dr. Schewe agreed to fund the Company up to $100,000 over a two-year period.  Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that the Dr. Schewe will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.  From May 24, 2018 through November 26, 2018, Dr. Schewe made loans of $40,000 to us.  We recorded a discount on the loans of $40,000 as a result of the beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method.  During 2018, Dr. Schewe converted loans totaling $40,000 into 390,218,194 common shares of the Company.  At the time of the conversions, we recorded the discount as additional interest expense.

There are no loans outstanding at December 31, 2018 and December 31, 2017. As of December 31, 2018, we had remaining availability under the note of $60,000.

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

From January 16, 2018 through April 13, 2018 Mr. Basit made loans of $27,500 to us.  We recorded a discount on the loans of $27,500 as a result of the beneficial conversion feature and also amortized over the term of the note on a straight-line basis.  During 2018, Mr. Basit converted loans totaling $27,500 into 127,691,910 of our common shares.  At the time of the conversions, we recorded the discount as additional interest expense.

There are no loans outstanding at December 31, 2018 and December 31, 2017.  As of December 31, 2018, we had no remaining availability under the note.

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

Our 18.75% ownership interest in Almaden Energy Group, LLC (“AEG”), which became effective April 15, 2015, was transferred on July 16, 2018 to CMAC Agriculture, LLC (“CMAC”).  CMAC acquired the AEG assets and our 18.75% AEG ownership converted to 3.375% ownership interest in CMAC.

We recorded $6,000 as of December 31, 2017 as an Investment in AEG on our Balance Sheet under equity method of accounting (see Note 3).  However we are accounting for the CMAC ownership under the cost method.  The cost basis for CMAC as of December 31, 2018 is $0.  We recorded other expense of approximately $9,000 during the year ended December 31, 2017, and $6,000 during the year ended December 31, 2018, related to a loss on investment in AEG.

Director Independence

Our BOD has determined that it currently has one member who qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent director is: Ms. Angelina Galiteva.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2018	2017
Audit Fees – MaloneBailey, LLP	54,000	63,000
	$54,000	$63,000

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

3.6 (i)	Amendment to Articles of Incorporation dated October 12, 2006 (incorporated herein by reference to Item 5.03 of the Company’s Form 8-K filed October 17, 2006).

3.7 (i)	Amendment to Articles of Incorporation dated December 7, 2007 (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 13, 2007).

3.8 (i)	Amendment to Articles of Incorporation dated February 14, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 21, 2008).

3.9 (i)	Amendment to Articles of Incorporation dated December 31, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014).

3.9 (j)	Amendment to Articles of Incorporation dated August 5, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed August 10, 2015).

3.9 (k)	Amendment to Articles of Incorporation dated December 8, 2015 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed December 10, 2015).

3.9 (l)	Amendment to Articles of Incorporation dated June 13, 2018 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed June 15, 2018).

3.1 (ii)	Bylaws of the Company (incorporated herein by reference to Exhibit 2.1 of the Company’s SB-2 Registration Statement filed on November 21, 2003).

3.2 (ii)	Amendment to Bylaws of the Company December 7, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed December 13, 2007).

3.3	Certificate of Designation dated May 14, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 18, 2010).

10.1	VIASPACE Inc. 2005 Stock Incentive Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 26, 2005).

10.1A	Amendment to 2005 Stock Incentive Plan dated May 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2006).

10.1B	Amendment to 2005 Stock Incentive Plan dated December 7, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 13, 2007).

10.1C	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2008).

10.1D	Amendment to 2005 Stock Incentive Plan dated February 14, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on April 4, 2008).

Exhibit Number	Description of Exhibit
10.1E	VIASPACE Inc. 2015 Stock Incentive Plan dated August 5, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2015).

10.2	VIASPACE Inc. 2005 Non-Employee Director Option Plan dated October 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 26, 2005).

10.3	VIASPACE Inc. 2006 Non-Employee Director Option Plan dated February 13, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2006).

10.4	Compensation Package for Outside Members of the Board Directors of VIASPACE Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 26, 2005).

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

10.89	Senior Secured Convertible Promissory Note dated April 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 14, 2016).

10.90	Senior Secured Convertible Promissory Note dated May 4, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2016).

10.91	Senior Secured Convertible Promissory Note dated May 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 17, 2016).

10.92	Senior Secured Convertible Promissory Note dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2016).

10.93	Senior Secured Convertible Promissory Note dated June 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 14, 2016).

10.94	Senior Secured Convertible Promissory Note dated July 14, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 19, 2016).

Exhibit Number	Description of Exhibit

10.95	Senior Secured Convertible Promissory Note dated July 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 1, 2016).

10.96	Senior Secured Convertible Promissory Note dated August 26, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 30, 2016).

10.97	Senior Secured Convertible Promissory Note dated September 19, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 22, 2016).

10.98	Senior Secured Convertible Promissory Note dated October 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2016).

10.99	Senior Secured Convertible Promissory Note dated November 9, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 14, 2016).

10.100	Loan Agreement dated November 30, 2016 by and between the Registrant and Haris Basit (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 2, 2016).

10.101	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 2, 2016).

10.102	Senior Secured Convertible Promissory Note between Registrant and Haris Basit dated November 30, 2016 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed December 2, 2016).

10.103	Senior Secured Convertible Promissory Note between Registrant and Haris Basit dated January 27, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 1, 2017).

10.104	Loan Agreement dated January 23, 2017 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 1, 2017).

10.105	Form of Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 1, 2017).

10.106	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated February 24, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 1, 2017).

10.107	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated February 24, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 1, 2017).

10.108	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated March 27, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2017).

10.109	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated March 29, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2017).

10.110	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated April 25, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 1, 2017).

10.111	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated April 25, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 1, 2017).

10.112	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated June 1, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2017).

10.113	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated June 1, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 7, 2017).

10.114	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated June 19, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 23, 2017).

10.115	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated June 19, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 23, 2017).

10.116	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated July 25, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2017).

Exhibit Number	Description of Exhibit

10.117	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated July 25, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 31, 2017).

10.118	Senior Secured Convertible Promissory Note between Registrant and Dr. Carl Kukkonen dated July 25, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 31, 2017).

10.119	Loan Agreement dated July 25, 2017 by and between the Registrant and Dr. Carl Kukkonen (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 31, 2017).

10.120	Form of Senior Secured Convertible Promissory Note between Registrant and Dr. Carl Kukkonen (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed July 31, 2017).

10.121	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated August 15, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 18, 2017).

10.122	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated August 15, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 18, 2017).

10.123	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated January 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 19, 2018).

10.124	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated February 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2018).

10.125	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated March 2, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 7, 2018).

10.126	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated March 16, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 20, 2018).

10.127	Senior Secured Convertible Promissory Note between Registrant and Mr. Haris Basit dated April 13, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 18, 2018).

10.128	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated April 13, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 18, 2018).

10.129	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated May 24, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 30, 2018).

10.130	Loan Agreement dated May 24, 2018 by and between the Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 30, 2018).

10.131	Form of Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 30, 2018).

10.132	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated June 11, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 15, 2018).

10.133	Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated July 27, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 31, 2018).

10.134

Senior Secured Convertible Promissory Note between Registrant and Dr. Kevin Schewe dated November 26, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 30, 2018).

14.1	* VIASPACE Inc. Code of Ethics for Senior Executive Officers and Senior Financial Officers dated October 20, 2005

21	* List of subsidiaries of Company.

31.1	* Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32	* Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* XBRL Instance Document

101.SCH	* XBRL Schema Document

101.CAL	* XBRL Calculation Linkbase Document

101.DEF	* XBRL Definition Linkbase Document

101.LAB	* XBRL Label Linkbase Document

101.PRE	* XBRL Presentation Linkbase Document

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2019.

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

SIGNATURE	TITLE	DATE

/s/ KEVIN SCHEWE	Chief Executive Officer	April 4, 2019
Kevin Schewe	(Principal Executive Officer and Director)

/s/ KEVIN SCHEWE	Chief Financial Officer	April 4, 2019
Kevin Schewe	(Principal Financial and Accounting Officer)

/s/ ANGELINA GALITEVA	Director	April 4, 2019
Angelina Galiteva

/s/ HARIS BASIT	Director	April 4, 2019
Haris Basit

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIASPACE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

VIASPACE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viaspace, Inc. (the “Company”) as of December 31, 2017 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016

Houston, Texas

April 4, 2019

VIASPACE INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5,000	$4,000
Accounts Receivable	—
Related party Receivables	2,000
Prepaid expenses	11,000	22,000
TOTAL CURRENT ASSETS	18,000	26,000
OTHER ASSETS:
Investment in Almaden Energy Group	—	6,000
Other assets	1,000	1,000
TOTAL OTHER ASSETS	1,000	7,000
TOTAL ASSETS	$19,000	$33,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$89,000	$83,000
Related party payables	33,000	$16,000
Accrued expenses	18,000	18,000
Unearned revenue	55,000	20,000
Related party payables	749,000	749,000
TOTAL CURRENT LIABILITIES	944,000	886,000
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2018 and 2017, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding in 2018 and 2017	—	—
Common stock, $0.0001 par value in 2018 and 2017, 8,000,000,000 shares authorized, 3,926,744,551 shares issued and 3,826,744,551 shares outstanding as of December 31, 2018, and 3,402,514,447 shares issued and 3,302,514,447 shares outstanding as of December 31, 2017	383,000	330,000
Additional paid in capital	53,783,000	53,136,000
Accumulated deficit	(55,091,000)	(54,319,000)
Total shareholders’ deficit	(925,000)	(853,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$19,000	$33,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018		2017
REVENUES		$26,000		$116,000
REVENUES FROM RELATED PARTY		67,000		—
TOTAL REVENUES		93,000		116,000
COST OF REVENUES		31,000		30,000
GROSS PROFIT		62,000		86,000
OPERATING EXPENSES
Operations		29,000		32,000
Selling, general and administrative		711,000		775,000
Total operating expenses		740,000		807,000
LOSS FROM OPERATIONS		(678,000)		(721,000)
OTHER INCOME (EXPENSE)
Interest expense		(88,000)		(141,000)
Other expense		(6,000)		(9,000)
Other income		—		—
Total other expense		(94,000)		(150,000)
LOSS BEFORE INCOME TAXES		(772,000)		(871,000)
Income taxes		—		—
NET LOSS		$(772,000)		$(871,000)
LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$	*	$	*
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted		3,736,160,914		3,215,345,848

* Less than $0.01 per common share.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2016	2,819,472,132	$282,000	$52,458,000	$(53,448,000)	$(708,000)
Shares issued for consulting services	3,000,000	—	3,000	—	3,000
Reclass earned consultant shares	50,000,000	5,000	70,000	—	75,000
Beneficial conversion feature of convertible debt	—	—	139,000	—	139,000
Stock issued upon conversion of related party notes payable	424,455,723	42,000	97,000	—	139,000
Stock issued to non-related parties upon purchase of common shares	5,586,592	1,000	4,000	—	5,000
Non cash compensation related to stock options	—	—	365,000	—	365,000
Net loss	—	—	—	(871,000)	(871,000)
BALANCE, DECEMBER 31, 2017	3,302,514,447	$330,000	$53,136,000	$(54,319,000)	$(853,000)
Shares issued for consulting services	6,320,000	1,000	3,000	—	4,000
Beneficial conversion feature of convertible debt	—	—	88,000	—	88,000
Stock issued upon conversion of related party notes payable	517,910,104	52,000	36,000	—	88,000
Non cash compensation related to stock options	—	—	520,000	—	520,000
Net loss	—	—	—	(772,000)	(772,000)
BALANCE, DECEMBER 31, 2018	3,826,744,551	$383,000	$53,783,000	$(55,091,000)	$(925,000)

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(772,000)	$(871,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option and stock compensation	520,000	365,000
Amortization of prepaid expenses	12,000	66,000
Stock issued for expense	4,000	3,000
Amortization of debt discount	87,000	139,000
Loss (gain) on minority investment in Almaden Energy Group	6,000	9,000
Decrease (increase) in:
Accounts receivable	(2,000)	—
Prepaid expenses and Other assets	—	2,000
Increase (decrease) in:
Accounts payable	6,000	14,000
Accrued expenses and other	—	(11,000)
Unearned revenue	35,000	—
Related party payables	17,000	125,000
Net cash used in operating activities	(87,000)	(159,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	88,000	139,000
Stock issued for investment by related parties	—	—
Stock issued for investment by non-related parties	—	5,000
Net cash provided by financing activities	88,000	144,000
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,000	(15,000)
CASH AND EQUIVALENTS, Beginning of year	4,000	19,000
CASH AND EQUIVALENTS, End of year	$5,000	$4,000
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2017:

•	The Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.
•

The Company recorded a discount on the loans from Dr. Kevin Schewe, Dr. Carl Kukkonen and Haris Basit of $139,000 as a result of a beneficial conversion feature. During 2017, Dr. Kevin Schewe, Dr. Carl Kukkonen and Haris Basit converted loans of $139,000 to equity.

Supplemental Disclosure of Non-Cash Activities for 2018:

•

The Company recorded a discount on the loans from Dr. Kevin Schewe and Haris Basit of $88,000 as a result of a beneficial conversion feature. During 2018, Dr. Kevin Schewe and Haris Basit converted loans of $88,000 to equity.

The accompanying notes are an integral part of the financial statements.

VIASPACE INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Going Concern – The Company has incurred significant losses from operations, resulting in an accumulated deficit of $55,091,000. The Company expects such losses to continue. On November 30, 2016, the Company entered into a Loan Agreement with former CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. On February 23, 2017, the Company entered into a Loan Agreement with Dr. Schewe whereby he agreed to fund the Company up to $100,000 over a two-year period.  On July 25, 2017, the Company entered into a Loan Agreement with Dr. Carl Kukkonen, former CTO of the Company, whereby he agreed to fund the Company up to $25,000 over a two-year period. On May 24, 2018, the Company entered into a Loan Agreement with Dr. Schewe whereby he agreed to fund the Company up to $100,000 over a two-year period.  The Company expects loans from Dr. Schewe, Mr. Basit and Dr. Kukkonen and revenue generated from future contracts using the sublicense it has for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit and Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

Basis of Presentation – The accompanying audited financial statements of the Company were prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for financial information and with Securities and Exchange Commission (“SEC”) instructions to Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain reclassifications were made to the December 31, 2017 financial statements to conform to the December 31, 2018 financial statement presentation.

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

Cash and Cash Equivalents – The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2018 or 2017.

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

Revenue Recognition – The Company has three revenue models for GKG: 1. contract plantation establishment, support and licensing for a customer; 2. collaborative agreements to establish a test plot in the customer’s location to determine that GKG grows sufficiently for the customer to use in their particular application; and 3. consulting agreement services for customers considering the establishment of a grass plantation in their particular country or location.

The Company must complete certain performance obligations for all three revenue models before recognizing revenue.  The first is oversight and technical assistance on best practices for growing GKG at the customer’s site.  Agreements with customers generally include time periods when the oversight and technical assistance is to be provided.  Revenue recognition for this performance obligation is allocated during the time period the assistance is provided.   The second performance obligation is providing customers with seedlings for the initial plot.  Once seedlings are shipped to the customer’s location this obligation is considered complete and the revenue is recognized on shipment date.  The last performance obligation is ensuring licensing rights be extended to customers to allow them to grow GKG in agreed upon regions and during certain periods.  While an agreement is in place with a customer revenue earned from licensing is recognized at the time of payment. Deferred revenue represents payments received which are related to future performance. For the year ending December 31, 2018 and 2017, the Company has recognized revenues under revenue models 2 and 3.

With regard to revenue recognition in connection with agreements that include multiple performance obligations, management reviews the relevant terms of the agreements and determines whether the Company has satisfied a performance obligation in accordance with FASB Topic 606.  The revenue is recognized when or as the Company satisfies a performance obligation by transferring a promised good or service to a customer.  The amount of revenue recognized is the amount allocated to the satisfied performance obligation.  If it is determined that payments have been received prior to satisfying the performance obligation, the revenue will be deferred and included in deferred revenue within our balance sheet until such time that the performance obligation is satisfied at a point in time or over time. Management reviews and reevaluates such conclusions as each item in the arrangement is delivered and circumstances of the development arrangement change.

Major Customers – A relatively small number of customers account for a significant percentage of the Company’s sales. Four customers represented 100% of revenues for the year ending December 31, 2017 and three customers represented 100% of revenues for the year ending December 31, 2018.

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

Research and Development – The Company did not record any research and development activities in 2018 or 2017. If we do in the future, it will be expensed as incurred.

Joint Venture - The Company entered into a joint venture with Corporacion Agricola, S.A. (“Agricorp”), a Nicaragua company, and formed Energia Reino Verde, S.A. (“ERV”) on January 30, 2014. The Company was granted an equity interest of 50% of outstanding shares of ERV for $0 on December 9, 2014. At December 31, 2018 and December 31, 2017, the net assets of ERV were immaterial. The Company has accounted for their investment under the equity method and at December 31, 2018 and December 31, 2017, the investment was recorded at $0. The project has been dormant during 2018 and therefore there is no activity.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance does not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and serices from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  It also clarifies that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  ASU 2018-07 is effective for annual periods ending after December 15, 2018, including interim periods within that fiscal.  We adopted the standard in the first quarter of 2018 and the adoption does not have a material impact on our financial statements.

Subsequent Events – We have evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, we are not aware of any events or transactions (other than those disclosed in Note 11) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in our financial statements.

NOTE 2 – PREPAID EXPENSES

The Company had previously entered into agreements with certain of its consultants and vendors whereby the Company issued restricted shares of common stock in exchange for services to be provided to the Company. The agreements have been cancelled.  In 2017, the Company cleared 50,000,000 shares of the Company’s common stock for future services valued at $75,000.  As of December 31, 2018 and December 31, 2017, included in prepaid expenses for this third-party provider is $11,000 and $22,000, respectively, for shares of stock issued to the provider in excess of amounts paid on the Company’s behalf. For the year ended December 31, 2018 and 2017, the Company recorded $0 and $75,000, respectively, of stock related expenses.

Other prepaid expenses (non-stock related) were $1,000 and $1,000 at December 31, 2018 and December 31, 2017, respectively.

Note 3 – Investment in Almaden Energy Group

The investment in Almaden Energy Group, LLC (“AEG”) represents an 18.75% interest in that company’s outstanding member units which became effective April 15, 2015. The Company originally accounted for this investment by the cost method because the member units of that company is unlisted and the criteria for using the equity method of accounting are not satisfied as the Company is not able to exercise significant influence over AEG. However, upon the Company hiring the CEO of AEG as its CEO in July 2015, the Company changed the method of its investment in AEG to the equity method. The carrying value of the investment is $0 and $6,000 as of December 31, 2018 and December 31, 2017, respectively. We recorded other expense of approximately $8,000 during the year ended December 31, 2017, and $6,000 during the year ended December 31, 2018, related to a loss on investment in AEG. See Note 9 for additional related party transactions with AEG.

NOTE 4 – STOCK OPTIONS AND WARRANTS

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

For stock options issued to employees, director and consultants for 2018 and 2017, the fair value was estimated at the date of grant using the following range of assumptions:

	2018	2017
Risk free interest rate	2.98%	2.13% - 2.20%
Dividends	0%	0%
Volatility factor	156.18%	140.16% - 140.25%
Expected life	10 years	6.67 years
Annual forfeiture rate	0%	0%

The following table summarizes activity for employees, directors and consultants in the Company’s Plan and New Plan at December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	449,480,000	$0.0026
Granted	1,455,000,000	0.0008
Exercised	—	—
Cancelled and forfeited	—	—
Outstanding at December 31, 2018	1,904,480,000	$0.0012	8.81	$—
Exercisable at December 31, 2018	1,328,542,941	$0.0014	8.81	$—

During 2018, stock options totaling 1,455,000,000 were granted. At December 31, 2018, there were 270,724,673 shares available for future grant. The Plan recorded $520,000 of compensation expense for employees and director stock options in 2018. At December 31, 2018, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan. At December 31, 2018, the fair value of options vested for employees and directors was $399,000. There were no options exercised during 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTY

Loan Agreement with Dr. Kevin Schewe

On February 23, 2017, the Company entered into a Loan Agreement with CEO Kevin Schewe whereby he agreed to fund the Company up to $100,000 over a two-year period based on requests from the Company.  The loans would be evidenced by a Secured Convertible Note.  Each individual loan will accrue interest at 8% per annum and are secured by all assets of the Company.  Each note would mature on the first anniversary of the issuance date of such note.  Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount.  In connection with the separation from VGE on September 30, 2012, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation. During 2017, Dr. Schewe converted loans totaling $80,000 into 242,278,404 common shares of the Company.  At the time of the conversions, the company recorded the discount as additional interest expense. From February 26, 2018 to April 13, 2018, Dr. Schewe made loans of $20,000 and completed the funding.

On May 24, 2018, the Company entered into a Loan Agreement with Dr. Schewe whereby he agreed to fund the Company up to $100,000 over a two-year period.  The loans would be evidenced by a Secured Convertible Note.  Each individual loan will accrue interest at 8% per annum and are secured by all assets of the Company.  Each note would mature on the first anniversary of the issuance date of such note.  Each note is convertible at Dr. Schewe’s request, into a fixed number of shares of the Company’s common stock based on the closing price of the Company’s common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount.  In connection with the separation from VGE on September 30, 2012, Dr. Schewe was granted an irrevocable proxy that permits him to vote the Preferred Share, giving him the majority shareholder vote. As the controlling shareholder of the Company he has the ability to increase the number of authorized shares without additional shareholder approval. As such, if the outstanding balance on the loan was convertible into more shares than the Company has authorized, he has the ability to increase the authorized shares. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.   During 2018, Dr. Schewe converted loans totaling $40,000 into 390,218,194 common shares of the Company.  At the time of the conversions, the company recorded the discount as additional interest expense.

There are no loans outstanding at December 31, 2018 and December 31, 2017. As of December 31, 2018, the Company had remaining availability under the note of $60,000.

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

During 2018 Mr. Basit made loans of $27,500 to the Company.  The Company recorded a discount on the loans of $27,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight line basis, which approximates the effective interest method.  During 2018, Mr. Basit converted loans totaling $27,500 into 127,691,910 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense.

There are $0 loans outstanding at December 31, 2018. As of December 31, 2018, the Company had $0 remaining availability under the note.

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

During 2017 Dr. Kukkonen made loans of $11,500 to the Company.  The Company recorded a discount on the loans of $11,500 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight line basis, which approximates the effective interest method.  During 2017, Dr. Kukkonen converted loans totaling $11,500 into 41,218,638 common shares of the Company. At the time of the conversions, the company recorded the discount as additional interest expense. There are $0 loans outstanding at December 31, 2018. As of December 31, 2018, the Company had remaining availability under the note of $13,500.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Preferred Stock

At December 31, 2018 and 2017, the number of authorized shares of the Company’s preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At December 31, 2018 and December 31, 2017, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of January 1, 2019, the number of authorized shares of the Company’s common stock was 8,000,000,000. The par value of the common stock is $0.0001.

During 2018, the Company issued 6,320,000 unregistered shares of common stock to a consultant for services provided to the Company. These share issuances were recorded at approximately $4,000 which is the fair market value determined by the price of the Company’s common stock trading on the OTC Markets on the date of grant.

During 2018, the Company issued 390,218,194 shares of common stock to CEO Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5. During 2018, the Company issued 127,691,910 shares of common stock to Director Haris Basit as he converted loans into shares of common stock as allowed under an agreement he has with the Company as discussed in Note 5.

There were 3,926,744,551 and 3,402,514,447 shares of common stock issued as of December 31, 2018 and December 31, 2017, respectively, and 3,826,744,551 and 3,302,514,447 shares of common stock outstanding as of December 31, 2018 and December 31, 2017, respectively.

NOTE 7 – INCOME TAX

The Company recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. A Congressional bill was passed in 2017 for tax overhaul which decreased the Federal tax rate from 34% to 21%, effective for tax year beginning after December 31, 2017.  Due to this tax effect the valuation allowance decreased by approximately $3,645,000 for the year ended December 31, 2017 and, decreased by approximately $154,000 for the year ended December 31, 2018. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change.

The Company is open to tax examination for years ending December 31, 2015 through December 31, 2017.  The Company has Federal net operating loss carryovers of approximately $21,247,000 available at December 31, 2018 and State net operating loss carryovers of approximately $20,074,000 available at December 31, 2018. The federal and California net operating losses will begin to expire in 2023 and 2028, respectively. Due to the uncertainty surrounding the realization of the capital loss carryforwards in future tax returns, the tax effect of the capital loss carryforwards is not recognized in the income tax provision.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. During the years ended December 31, 2018 and 2017, the Company did not recognize any tax liabilities related to uncertain tax positions and does not have a balance for such liabilities as of December 31, 2018.

The Company recognizes accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. There was no accrued interest or penalties associated with uncertain tax positions recognized in the Company’s balance sheets as of December 31, 2018 and 2017. The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2015 – 2017
California	2014 – 2017

The following table reconciles the US statutory rates to the Company’s effective tax rate for 2018 and 2017:

	2018	2017
U.S Statutory rates	21.0%	21.0%
State taxes, net of Federal benefit	5.8%	5.8%
Permanent differences	—	—
Change in Valuation allowance	(28.0)%	(36.3)%
Other	—	—
Effective income tax rate	(1.2)%	(9.5)%

The following are the components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017:

	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$5,864,000	$5,856,000
Stock compensation expense	3,273,000	3,127,000
Other	2,000	2,000
Total Deferred Tax Assets	9,139,000	8,985,000
Less: Valuation allowance	(9,139,000)	(8,985,000)
Net Deferred Tax Assets	$—	$—

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

The following table sets forth common stock equivalents (potential common stock) at December 31, 2018 and 2017 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	2018	2017
Stock Options	1,328,542,941	449,480,000

The following table sets forth the computation of basic and diluted net loss per share for 2018 and 2017, respectively:

	2018		2017
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock		$(772,000)		$(871,000)
Denominator:
Weighted average shares of common stock outstanding		3,736,160,914		3,215,345,848
Net loss per share of common stock, basic and diluted	$	*	$	*

*Less than $0.01

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in the Company’s balance sheets at December 31, 2018 and December 31, 2017 are Related Party Payables of $749,000 and $749,000, respectively. The Company has a payable of $749,000, at December 31, 2018 owed to Dr. Carl Kukkonen, CTO and Mr. Haris Basit, Director. Of the amount owed to Dr. Kukkonen, there is a cash component totaling $185,000 and a common stock component totaling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of Company common stock at December 31, 2018: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation.  The amount owed to Mr. Basit is cash totaling $60,000.    In addition at December 31, 2018 there is Related Party Payables owed to Dr. Kukkonen in the amount of $5,377, to Mr. Basit in the amount of $18,339, and to Mr. Nicholas Stoll, in the amount of $9,047.

At December 31, 2018 and December 31, 2017, the Company also has a royalty payable to VGE of $0 and $0, respectively. On March 28, 2016, the Giant King Grass license with VGE was renegotiated which resulted in the Company not owing VGE any royalties for past revenues recorded by the Company. .

The Company has loan agreements with CEO Dr. Kevin Schewe, CTO Dr. Carl Kukkonnen and Director Haris Basit which are described in Note5.

On April 13, 2015, the Company entered into a Giant King Grass supply contract with Almaden Energy Group, LLC. (“AEG”). AEG is developing an animal feed project in the United States for the domestic and global market. The Company granted AEG a license to grow Giant King Grass only for animal feed, nursery and research purposes anywhere within the 48 contiguous United States. AEG is permitted to sell Giant King Grass anywhere in the world with the exception of the State of Hawaii. Haris Basit, the CEO of AEG, was also the previously the CEO of the Company. For the year ended December 31, 2018 and 2017, the Company recorded $0 and $0, respectively, in revenues from AEG.

On July 16, 2018 CMAC Agriculture, LLC, a Utah Limited Company (“CMAC”) entered into an agreement with the members of AEG to acquire the majority of the assets of AEG, which included the license agreement with our Company.  In return for the assets AEG members would receive ownership interest in CMAC.  Due to this agreement our 18.75% ownership interest in AEG was transferred to a 3.375% ownership interest in CMAC.  At December 31, 2018, the Company has no equity ownership in AEG. At December 31, 2018, the Company recorded $0 as Investment in CMAC using the cost method of accounting because the cost basis is zero (see Note 3).

We also own an 11.57% interest in Viaspace California, Inc (“VSCA”), a company formed on March 1, 2018.  VSCA is developing a business related to Cannabidiol (“CBD”), a cannabis compound that has significant medical benefits.  The method of accounting for the investment is the equity method because a shareholder and controlling shareholder, both directors of Viaspace, along with the company collectively, control 46.25% of Viaspace California. The carrying value of the investment is $0 as of December 31, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently has no long-term office lease. The Company leased land in San Diego County, California ending September, 2017, where it grew Giant King Grass. Rent and utility expense charged to operations for the year ended December 31, 2018 and December 31, 2017, was $0 and $10,000, respectively.

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, the Company recognizes revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the year ended December 31, 2018 and 2017, the Company received $55,000 and $0, respectively, in payments under these collaborative agreements. The Company recognized revenue from these collaborative agreements of $45,000 and $205,000 for the year ended December 31, 2018 and 2017, respectively.

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

On October 9, 2018, the Company announced that effective October 9, 2018, Dr. Carl Kukkonen resigned as Chief Technical Officer (CTO) and resigned from the Board of Directors.  Dr. Kukkonen, Co-Founder of VIASPACE, remains a collaborator of the Company as an independent contractor.  Dr. Kevin Schewe remains in his position as the CEO, acting CFO and Chairman of the Board, and Haris Basit remains in his position as Vice-Chairman of the Registrant Board of Directors.

Litigation

The Company is not party to any material legal proceedings at the present time.

NOTE 11 – SUBSEQUENT EVENTS

On January 3, 2019, Dr. Kevin Schewe, CEO of the Company, advanced $2,000 pursuant to a convertible loan agreement and immediately converted the $2,000 loan into 26,143,791 shares of Company common stock at a conversion price of $0.0000765 per common share.

On January 28, 2019, we issued 3,200,000 shares of our common stock to a consultant.  The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

On February 12, 2019, we issued a Promissory Note to Viaspace California, Inc. whereby Viaspace California may borrow up to $100,000.  Viaspace California will draw funds from the note as needed and will incur an interest of 10% per annum.  The first draw occurred on February 12, 2019 in the amount of $15,000.  The Note must be paid in full, including interest and any late fees, by February 12, 2021.

On March 6, 2019, pursuant to a Business Sale Agreement, dated March 6, 2019, by Viaspace, Inc. and Bad Love Cosmetics Company, LLC, dba Elite Therapeutics (“Elite”), the Company completed its previously announced acquisition of Elite. The acquisition was made through an all stock purchase of 775,984,665 shares.