Form 10-Q
period 2019-03-31
VIASPACE Inc.
filed 2019-06-10
CIK 1270200

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

(Former Address)

(626) 768-3360

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VSPC	OTC Pink

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,701,689,582 shares of $0.0001 par value common stock issued and outstanding as of June 7, 2019.

VIASPACE INC.

INDEX

FISCAL QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIASPACE INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,000	$5,000
Accounts Receivable	22,000	—
Accounts Receivable - Related Parties	—	2,000
Inventory	341,000	—
Prepaid expenses	15,000	11,000
TOTAL CURRENT ASSETS	392,000	18,000
OTHER ASSETS:
Note Receivable - Related Parties	15,000	—
Other assets	1,000	1,000
TOTAL OTHER ASSETS	16,000	1,000
TOTAL ASSETS	$408,000	$19,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$145,000	$89,000
Accounts Payable - Related Party	26,000	33,000
Accrued expenses	58,000	18,000
Unearned revenue	111,000	55,000
Related party payables	749,000	749,000
TOTAL CURRENT LIABILITIES	1,089,000	944,000
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value in 2019 and 2018, 10,000,000 shares authorized, one share of Series A preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value in 2019 and 2018, 8,000,000,000 shares authorized, 4,732,073,007 shares issued and 4,632,073,007 shares outstanding as of March 31, 2019, and 3,926,744,551 shares issued and 3,826,744,551 shares outstanding as of December 31, 2018	463,000	383,000
Additional paid in capital	55,624,000	53,783,000
Accumulated deficit	(56,768,000)	(55,091,000)
Total shareholders’ deficit	(681,000)	(925,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$408,000	$19,000

The accompanying notes are an integral part of these financial statements.

VIASPACE INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUES	$50,000	$15,000
REVENUES, RELATED PARTY	25,000	—
TOTAL REVENUES	75,000	15,000
COST OF REVENUES	38,000	7,000
GROSS PROFIT	37,000	8,000

OPERATING EXPENSES
Operations	6,000	16,000
Selling, general and administrative	128,000	32,000
Total operating expenses	134,000	48,000
LOSS FROM OPERATIONS	(97,000)	(40,000)

OTHER EXPENSE
Interest expense	(3,000)	(28,000)
Other Expense, net	(1,577,000)	(3,000)
Total Other Expense	(1,580,000)	(31,000)

LOSS BEFORE INCOME TAXES	(1,677,000)	(71,000)
INCOME TAXES	—	—
NET LOSS	$(1,677,000)	$(71,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	4,178,685,161	3,485,613,929

The accompanying notes are an integral part of these financial statements.

VIASPACE INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

For the three months ended March 31, 2018
	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2017	3,302,514,447	$330,000	$53,136,000	$(54,319,000)	$(853,000)
Shares issued for consulting services	1,600,000	—	1,000	—	1,000
Beneficial conversion feature of convertible debt	—	—	28,000	—	28,000
Stock issued upon conversion of related party notes payable	181,038,818	19,000	10,000	—	29,000
Net loss	—	—	—	(71,000)	(71,000)
BALANCE, March 31, 2018	3,485,153,265	$349,000	$53,175,000	$(54,390,000)	$(866,000)

For the three months ended March 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2018	3,826,744,551	$383,000	$53,783,000	$(55,091,000)	$(925,000)
Shares issued for consulting services	3,200,000	—	1,000	—	1,000
Beneficial conversion feature of convertible debt	—	—	2,000	—	2,000
Stock issued upon conversion of related party notes payable	26,143,791	3,000	(1,000)	—	2,000
Stock issued for acquisition of Elite Therapeutics	775,984,665	77,000	1,785,000		1,862,000
Non cash compensation related to stock options	—	—	54,000	—	54,000
Net loss	—	—	—	(1,677,000)	(1,677,000)
BALANCE, March 31, 2019	4,632,073,007	$463,000	$55,624,000	$(56,768,000)	$(681,000)

VIASPACE INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,677,000)	$(71,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Acquisition of a Business	1,581,000	—
Stock option and stock compensation	54,000	—
Stock issued for consulting expense	1,000	1,000
Amortization of discounts on notes payable, related party	2,000	28,000
Loss on minority investment in AEG	—	3,000
(Increase) decrease in operating assets:
Accounts receivable	(1,000)	—
Accounts receivable - Related Party	2,000	—
Inventory	19,000	—
Prepaid expenses and other assets	(4,000)	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable	(10,000)	5,000
Accounts Payable - Related Party	(7,000)	3,000
Unearned Revenue	56,000	—
Accrued Expenses	6,000	—
Net cash used in operating activities	22,000	(32,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes Receivable - Related Party	(15,000)	—
Net cash provided by (used in) investing activities:	(15,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable- related party	2,000	28,000
Net cash provided by financing activities	2,000	28,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,000	(4,000)
CASH AND CASH EQUIVALENTS, Beginning of period	5,000	4,000
CASH AND CASH EQUIVALENTS, End of period	$14,000	$—
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Activities for 2019:

•	The Company recorded a discount on loans from Dr. Schewe of $2,000 as a result of a beneficial conversion feature. During 2019, Dr. Schewe converted loans of $2,000 to equity.
•

The Company recorded a loss $1,581,000 on the Elite Therapeutics acquisition, and 1,862,000 is the total value of the shares issued for acquisition.  The allocation of the purchase price was $22,000 of Accounts Receivable, $360,000 of Inventory, $1,581,000 of loss, $65,000 of Accounts Payable, and $36,000 for Accrued Expenses.

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at March 31, 2019.

Supplemental Disclosure of Non-Cash Activities for 2018:

•	The Company issued 100,000,000 shares of the Company’s common stock for future funding source but was not recorded to prepaid expenses since the shares were not cleared at March 31, 2018.
•

The Company recorded a discount on loans from Kevin Schewe and Haris Basit of $67,500 as a result of a beneficial conversion feature. During 2018, Kevin Schewe and Haris Basit converted loans of $67,500 to equity.

The accompanying notes are an integral part of these financial statements.

VIASPACE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company acquired Bad Love Cosmetics Company, LLC, dba Elite Therapeutics on March 6, 2019.  Elite Therapeutics was founded in 2007 as Bad Love Cosmetics Company, LLC and began doing business as Elite Therapeutics with high quality, results-driven, medical grade cosmetics in late 2010. Elite Therapeutics has a full line of luxury products for personal use and high-end hotel amenities. This past year, the company has developed a new, ultralux, hemp-derived "CBD Recovery Crème". This product was launched on February 4, 2019 and can now be found on the Elite Therapeutics website. It uses a highly purified, hemp-derived, CBD  isolate which is THC-free and is of the same high quality as the entire, physician-designed Elite Therapeutics product line.

Going Concern – We have incurred significant losses from operations, resulting in an accumulated deficit of $56,768,000. We expect such losses to continue. However, we entered into a new Loan Agreement with Dr. Schewe on May 24, 2018 whereby he agreed to fund us $100,000 over a two-year period. We expect loans from Mr. Basit and Dr. Schewe and revenue generated from future contracts using the license we have for Giant King Grass to fund operations for the foreseeable future. However, no assurance can be given that Mr. Basit or Dr. Schewe will continue to fund us or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to our ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our financial statements for the year ended December 31, 2018 and notes thereto included in our annual report on Form 10-K. We follow the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Accounts Receivable

Accounts receivable consist of uncollateralized amounts due from wholesale customers that have bought skin creams and Elite products for retail resale. Accounts receivable are due within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering the length of time accounts receivable are past due, the Company’s previous loss history, and the client’s current ability to pay its obligations. Therefore, if the financial condition of the Company’s clients were to deteriorate beyond the estimates, the Company may have to increase the allowance for doubtful accounts which could have a negative impact on earnings. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

Inventory is valued at the lower of the inventory's cost (weighted average basis) or net realizable value. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to net realizable value, if lower.  Inventory is segregated into two areas, raw materials, and finished goods.  Below is a breakdown of how much inventory was in each area as of March 31, 2019 (unaudited), and December 31, 2018 (unaudited):

	March 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
Raw Materials	$144,000	$125,000
Finished Goods	197,000	173,000
	$341,000	$298,000

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

Revenue Recognition - In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606", "ASU 2014-09") provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, with additional footnote disclosures. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that deferred by one year the effective date of this new revenue recognition standard. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, although companies could have adopted the standard as early as the original effective date. Early application prior to the original effective date was not permitted. In the first quarter of 2018, we adopted the standard utilizing the modified retrospective adoption method in order to provide for comparative results in all periods presented.  The adoption of this guidance does not have a material impact on our financial statements.

Leases - In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). This update requires organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. It also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not have any leases with terms of more than 12 months as of March 31, 2019.

NOTE 2 – PREPAID EXPENSES

We had previously entered into agreements with certain consultants and vendors whereby we issued unregistered shares of common stock in exchange for financial services to be provided to us. The agreements have been cancelled.   As of March 31, 2019 and December 31, 2018, included in prepaid expenses for this third-party provider is $11,000 and $11,000, respectively, for shares of stock issued to the provider in excess of amounts paid on our behalf.

Other prepaid expenses (non-stock related) were $4,000 and $0 at March 31, 2019 and December 31, 2018, respectively.

Note 3 – Investments

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

On June 1, 2017, we acquired a 2.91% interest in Clean Energy Solutions, LLC’s (“CES”) outstanding membership interest units. We have accounted for this investment by the cost method because the membership interest units of that company are unlisted and the criteria for using the equity method of accounting are not satisfied as we are not able to exercise significant influence over CES. CES is a customer of the Company who is in discussion for future GKG contracts. At March 31, 2019, and December 31, 2018, our interest in CES is recorded at $0.

We also own an 11.57% interest in Viaspace California, Inc (“VSCA”), a company formed on March 1, 2018.  VSCA is developing a business related to Cannabidiol (“CBD”), a cannabis compound that has significant medical benefits.  The method of accounting for the investment is the equity method because a shareholder and controlling shareholder, both directors of Viaspace, along with the company collectively, control 46.25% of Viaspace California.  At March 31, 2019 the Company recorded $0 as Investment in VSCA.

On July 16, 2018 CMAC Agriculture, LLC, a Utah Limited Company (“CMAC”) entered into an agreement with the members of AEG to acquire the majority of the assets of AEG, which included the license agreement with our Company.  In return for the assets AEG members would receive ownership interest in CMAC.  Due to this agreement our 18.75% ownership interest in AEG was transferred to a 3.375% ownership interest in CMAC.  As of December 31, 2018 the Company  no longer has equity ownership in AEG. At March 31, 2019, and December 31, 2018, the Company recorded $0 as Investment in CMAC using the cost method of accounting because the cost basis is zero.

As of March 31, 2019 the total balance of all investments is valued at $0.

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

2019
Dividends	0%
Volatility factor	156%
Expected life	10 years
Annual forfeiture rate	0%

The following is a summary of the Company’s stock option activity for the nine months ended at March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,904,480,000	$0.0012	8.81
Granted	—	—	—
Exercised	—	—
Cancelled and forfeited	—	—
Outstanding at March 31, 2019	1,904,480,000	$0.0012	8.82	$—
Exercisable at March 31, 2019	1,419,480,441	$0.0014	8.61	$—

No stock options were granted during the three months ended March 31, 2019.  The Plan recorded $54,000 of compensation expense for employees and director stock options in the three months ended March 31, 2019. At March 31, 2019, there was $287,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan that is expected to be recognized over a weighted average period of approximately two year. There were no options exercised during the three months ended March 31, 2019.

NOTE 5 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

Loan Agreement with Kevin Schewe

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

During the three months ended March 31, 2019, Dr. Schewe made loans of $2,000 to us. We recorded a discount on the loans of $2,000 as a result of a beneficial conversion feature, which will be amortized over the term of the note on a straight-line basis, which approximates the effective interest method. During the three months ended March 31, 2019, Dr. Schewe converted loans totalling $2,000 into 26,143,791 common shares of the Company. At the time of the conversions, we recorded the discount as additional interest expense. There are $0 loans outstanding at March 31, 2019. As of March 31, 2019, we had $58,000 remaining availability under the note.

Loan Agreement with Carl Kukkonen

Effective July 25, 2017, we entered into a Loan Agreement with former CTO and Director Carl Kukkonen whereby Dr. Kukkonen agreed to loan up to $25,000 to us over a two-year period based on requests from the Company. Each individual loan will accrue interest at 8% per annum. Each note would mature on the first anniversary of the issuance date of such note. Each note is convertible at Dr. Kukkonen’s request, into a fixed number of shares of our common stock based on the closing price of our common stock for the twenty trading days prior to the issuance of the loan, less an 80% discount. The Loan Agreement states that Dr. Kukkonen will not convert any loan into a number of shares that would exceed the number of available authorized common shares calculated as of the date of the conversion. As a result, the conversion feature is not deemed to be a derivative instrument subject to bifurcation.

During the three months ended March 31, 2019, Dr. Kukkonen made loans of $0 to the Company and there are $0 loans outstanding at March 31, 2019. As of March 31, 2019, the Company had remaining availability under the note of $13,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2019 and December 31, 2018, the number of authorized shares of our preferred stock was 10,000,000. The par value of the preferred stock is $0.0001.

At March 31, 2019 and December 31, 2018, there is one share of Series A Preferred Stock outstanding.

Common Stock

As of March 31, 2019, the number of authorized shares of our common stock was 8,000,000,000. The par value of the common stock is $0.0001.

As of March 31, 2019, we issued 3,200,000 shares of common stock to a consultant of the Company. The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

As of March 31, 2019, we issued 26,143,791 shares of common stock to CEO Kevin Schewe as he converted loans into shares of common stock as allowed under an agreement he has with us as discussed in Note 5.

As of March 31, 2019 we issued 775,984,665 shares of common stock to CEO Kevin Schewe for the purchase of Elite Therapeutics.

As of March 31, 2019, there were 4,732,073,007 shares of common stock issued and 4,632,073,007 shares of common stock outstanding.

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

The following table sets forth common stock equivalents (potential common stock) at March 31, 2019 and 2018 that are not included in the loss per share calculation since their effect would be anti-dilutive for the periods indicated:

	March 31, 2019	December 31, 2018
Stock Options	1,904,480,000	1,904,480,000

The following table sets forth the computation of basic and diluted net loss per share for 2018 and 2017, respectively:

	For the Three Months Ended March 31,
	2019	2018
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stock	$(1,677,000)	$(71,000)
Denominator:
Weighted average shares of common stock outstanding	4,178,685,161	3,485,613,929
Net loss per share of common stock, basic and diluted	$0.00	$0.00

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in our balance sheets at March 31, 2019 and December 31, 2018 are Related Party Payables of $749,000 and $749,000, respectively. We have a payable of $689,000 and $689,000, at March 31, 2019 and

December 31, 2018 owed to Dr. Carl Kukkonen, CTO. Of the amount owed to Dr. Kukkonen, there is a cash component totalling $185,000 and a common stock component totalling $504,000. Dr. Kukkonen deferred a portion of his 2009, 2010 and 2011 stock awards and is entitled to the following unregistered shares of our common stock at March 31, 2019: 11,195,707 shares for deferred 2009 compensation; 8,467,939 shares for deferred 2010 compensation; and 24,730,678 shares for deferred 2011 compensation. We also owe Director Haris Basit $60,000 at March 31, 2019, and December 31, 2018, representing salary earned but not paid.

In addition, at March 31, 2019 there are Other Related Party Payables owed to Dr. Kukkonen, in the amount of $2,000, to Mr. Basit, in the amount of $20,000 and to Mr. Nicholas Stoll, in the amount of $4,000.

At December 31, 2018 Other Related Party Payables owed to Dr. Kukkonen, Mr. Basit and Mr. Stoll were $6,000, $18,000 and $9,000, respectively.

During 2018 the Company granted Dr. Kevin Schewe, Dr. Carl Kukkonen, Mr. Nick Stoll, Mr. Haris Basit and Ms. Angelina Galiteva 350,000,000, 150,000,000, 100,000,000, 500,000,000 and 10,000,000 options, respectively.  See Note 4 for valuations of the stock options.

We have a loan agreement with CEO Dr. Kevin Schewe and former CTO Carl Kukkonen which is described in Note 5.

NOTE 9 – BUSINESS COMBINATIONS

Bad Love Cosmetics, LLC DBA Elite Therapeutics

Effective March 6, 2019, the Company purchased 100% of the outstanding interests of Bad Love Cosmetics, LLC DBA Elite Therapeutics ("Elite").

The consideration paid was $1,862,363 and was made through an all stock purchase of 775,984,665 shares at a price of $0.0024.

A summary of the purchase price allocation at fair value is below.

Purchase Allocation
Accounts receivable, net	22,000
Inventory	360,000
Accounts Payable	(65,000)
Liabilities	(36,000)
Retained Earnings Loss	1,581,000
Total Consideration	$1,862,000

Pro forma Information

The following is the unaudited Pro forma information assuming the business acquisition occurred on January 1, 2019:

	For the Three Months ended March 31
	2019	2018

REVENUES	$101,000	$58,000

Net Loss Attributable to Common Stockholders	$(1,678,000)	$(109,000)

LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic and diluted	4,178,685,161	3,485,613,929

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

Revenue earned from collaborative agreements is comprised of negotiated payments for the establishment, evaluation and operations of GKG test plots. Deferred revenue represents customer payments received which are related to future performance. Generally, for collaborative agreements establishing test plots, we recognize revenue only after the Giant King Grass is planted in the customer’s location. Until that time any money received is recorded as deferred revenue. During the three months ended March 31, 2019 and 2018, we received $75,000 and $0 payments under these collaborative agreements.  We recognized $34,000 and $0 revenue from these collaborative agreements for the three months ended March 31, 2019 and 2018.

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

NOTE 11 – SUBSEQUENT EVENTS

On April 22, 2019, Dr. Kevin Schewe, CEO of the Company, advanced $7,000 pursuant to a convertible loan agreement and immediately converted the $7,000 loan into 12,939,002 shares of Company common stock at a conversion price of $0.000541 per common share.

On April 24, 2019, we issued 396,231 shares or our common stock to a consultant.  The shares were issued at fair market value of approximately $1,000 on the date of the issuance.

On May 21, 2019, Dr. Kevin Schewe, CEO of the Company, advanced $21,000 pursuant to a convertible loan agreement and immediately converted the $21,000 loan into 45,268,377 shares of Company common stock at a conversion price of $0.0004639 per common share.

On June 4, 2019, Mr. Haris Basit, Director of the Company, advanced $5,000 pursuant to a convertible loan agreement and immediately converted the $5,000 loan into 11,039,965 shares of Company common stock at a conversion price of $0.0004529 per common share.

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

The Company must complete certain performance obligations for all three revenue models before recognizing revenue.  The first is oversight and technical assistance on best practices for growing GKG at the customer’s site.  Agreements with customers generally include time periods when the oversight and technical assistance is to be provided.  Revenue recognition for this performance obligation is allocated during the time period the assistance is provided.   The second performance obligation is providing customers with seedlings for the initial plot.  Once seedlings are shipped to the customer’s location this obligation is considered complete and the revenue is recognized on shipment date.  The last performance obligation is ensuring licensing rights be extended to customers to allow them to grow GKG in agreed upon regions and during certain periods.  While an agreement is in place with a customer revenue earned from licensing is recognized at the time of payment.  Deferred revenue represents payments received which are related to future performance. For the three months ending March 31, 2019 and 2018, the Company has recognized revenues under revenue models 2 and 3.

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

Results of Consolidated Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018

Revenues

Revenues were $75,000 and $15,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $60,000. The revenues relate to Viaspace collaborative agreements for the joint operation of test plots to establish whether Giant King Grass grows well in the applicable customer’s countries and optimal agronomic practices are developed.  The revenues also relate to Elite product sales.

Cost of Revenues

Costs of revenues were $38,000 and $7,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $31,000. The costs incurred by Viaspace to support the collaborative agreements and the consulting and engineering work include travel costs and external consulting costs. Viaspace sends personnel or consultants to oversee the initial plantings of Giant King Grass at the customer’s locations.  Elite Cost of Revenues includes product, bottles, shipping and additional costs for development of the products.

Gross Profit

The resulting effect on these changes in revenues and cost of revenues for the three months ended March 31, 2019 compared to the same period in 2018 was an increase in gross profit from a gross profit $8,000 for the three months ended March 31, 2018 to a gross profit of $37,000 for the three months ended March 31, 2019, an increase of $29,000.

Operations Expenses

Operations expenses were $6,000 and $16,000 for the three months ended March 31, 2019 and March 31, 2018, a decrease of $10,000. Consulting costs were lower in 2019 due to lower costs related to our test plots in Hawaii and Florida. Operations expenses consist of plantation expenses related to the Company’s test plot in Hawaii and Florida and costs associated with agronomy support and travel for potential customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $128,000 and $32,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $96,000. Stock option compensation expense increased $54,000 in 2019 as compared with 2018 due to new stock options granted in 2018. Consulting fees, insurance, accounting and legal fees, and other administrative expenses increased by a combined $36,000 in 2019 as compared with 2018.

Loss from Operations

The resulting effect on these changes in gross profits, operations expenses, and selling, general and administrative expenses was a loss from operations in 2019. For the three months ended March 31, 2019, the Company had a loss from operations of $97,000 compared with a loss from operations of $40,000 for the three months ended March 31, 2018, a decrease of $57,000.

Interest Expense

Interest expense was $3,000 and $28,000 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $25,000. This is due to a decrease in the amount of the discount recognized in 2019 as compared to 2018, related to decreased officer convertible loans made to the Company in 2019.

Other Expenses

The Company recorded other expense of $1,577,000 for the three months ended March 31, 2019.  This is related to the fair value adjustment of the share price on the day of the Elite Therapeutics acquisition.  The Company did not estimate additional fair value above the aggregate consideration of $500,000 resulting in this charge for the difference.  The Company also recorded $4,000 as the fair value of the Company’s minority interest in Viaspace California.  The other expense resulted in a decrease of $1,574,000 for the period.

Liquidity and Capital Resources

The Company’s net loss for the three months ended March 31, 2019 was $1,677,000. Non-cash expenses totalled $1,866,000 for the three months ended March 31, 2019 due to stock compensation expense, amortization of debt discount, and the fair valuation adjustment due to the Elite acquisition. Changes in operating assets and liabilities increased cash by $61,000 in 2019. Net cash used by operating activities for operations was $22,000 for the three months ended March 31, 2019.

The Company has incurred significant losses from operations, resulting in an accumulated deficit of $56,768,000 at March 31, 2019. The Company expects such losses to continue. However, on November 30, 2016, the Company entered into a Loan Agreement with its former CEO Haris Basit whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on February 23, 2017, the Company entered into a Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period.  On May 24, 2018, the Company entered into a new Loan Agreement with Director and acting CEO Kevin Schewe whereby he agreed to fund the Company $100,000 over a two-year period. In addition, on July 25, 2017, the Company entered into a Loan Agreement with CTO Carl Kukkonen whereby he agreed to fund the Company $25,000 over a two-year period. The Company received $2,000 from Dr. Schewe related to these Loan Agreements during the three months ended March 31, 2019.

As of March 31, 2019, the Company had $58,000 remaining availability under Dr. Schewe’s note and $13,500 remaining availability under Dr. Kukkonen’s note. The Company expects contracts related to Giant King Grass, loans from Dr. Schewe and Dr. Kukkonen, and occasional direct purchases of stock from investors to fund the operations of the Company for the foreseeable future. However, no assurance can be given that Dr. Schewe, Mr. Basit or Dr. Kukkonen will continue to fund the Company or that sales contracts will be obtained in the future, or if they are obtained, that they will be profitable. Accordingly, there continues to be substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any other adjustments that might result from the outcome of these uncertainties. Additionally, based upon our current policy of investing any available cash back into our operations, we do not plan to distribute any cash to our shareholders in the foreseeable future.

Contractual Obligations

There are no long-term contractual obligations.

Employment Agreements

Effective October 1, 2016, the Company entered into one-year employment agreement with Carl Kukkonen as Chief Technology Officer of the Company and received a salary of $84,000 per annum.  He was also entitled to customary insurance and health benefits, and reimbursement for out-of-pocket expenses in the course of his employment. Additionally, Dr. Kukkonen would be awarded a bonus of 10% of the gross revenue generated by the Company up to a maximum of $100,000.  Dr. Kukkonen resigned as CTO and Director from the Board of Directors effective as of October 9, 2018.

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

For the period ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the period ended December 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. To overcome this weakness, our principal executive and financial officers have reviewed and provided additional substantive accounting information and data in connection with the preparation of this quarterly report. Therefore, despite the weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

Changes in Internal Control over Financial Reporting

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financing reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material legal proceedings as of March 31, 2019.

ITEM 1A. RISK FACTORS

Risk Factors Which May Affect Future Results

The Company cautions that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than as set forth below:

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

Our net loss for the three months ended March 31, 2019 and the year ended December 31, 2018 was $1,677,000 and $71,000, respectively. We have not yet achieved profitability and expect to continue to incur net losses until we recognize higher revenues from GKG related sales. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and continue to develop our technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

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

The Company has 8,000,000,000 authorized shares of common stock, of which 4,732,073,007 were accounted for by our transfer agent as issued and outstanding as of March 31, 2019. Of these issued and outstanding shares, 3,273,482,973 shares (69.2%) are currently held by our executive officers, directors, and principal shareholders including related parties (including Mr. Haris Basit, former CEO and Director; Dr. Carl Kukkonen, CTO and Director; Mr. Stephen J. Muzi, former CFO; Ms. Angelina Galiteva, Director; Dr. Kevin L. Schewe, acting CEO, CFO and Director; Mr. Sung Hsien Chang, former director of the Company; Inter Pacific Arts Corporation, a former subsidiary of the Company; and Almaden Energy Group, a related party).  Of the shares issued and outstanding at March 31, 2019, 3,424,629,322 are accounted by our transfer agent as restricted under Rule 144.  These shares could be released in the future if requested by the holder of the shares, subject to volume and manner of sale restrictions under Rule 144.  1,307,443,685 shares of the Company’s common stock are accounted for by our transfer agent as free trading at March 31, 2019. 100,000,000 common shares are accounted for by our transfer agent as issued and outstanding, however, for accounting purposes the Company accounts for these as unissued since they are forfeitable. Outstanding common shares excluding these forfeitable shares are 4,632,073,007 at March 31, 2019.

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

Our executive officers, directors (including current and former) and principal shareholders hold 57.9% of our outstanding shares as of March 31, 2019. In addition, on May 14, 2010, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock. The Certificate was approved by the Board and did not require shareholder vote. The Certificate created a new class of preferred stock known as Series A Preferred Stock. There is one share designated as Series A Preferred Stock. One share of Series A Preferred Stock is entitled to 50.1% of the outstanding votes on all shareholder voting matters. Series A Preferred Stock has no dividend rights and no rights upon a liquidation event and is subject to cancellation when certain conditions are met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2019, the Company issued 26,143,791 unregistered shares of common stock to Kevin Schewe, CEO and Chairman of the Company. The shares that were issued related to the conversion by Dr. Schewe of one convertible note as discussed in detail in Note 5. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of its stock. It believed that Section 4(2) was available because the offer and sale was not a public offering of its securities and there was no general solicitation or general advertising involved in the offer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Senior Convertible Promissory Note between Registrant and Kevin Schewe dated January 3, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 8, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

* Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIASPACE Inc. (Registrant)

Date: June 10, 2019	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2019	By:	/s/ Kevin Schewe
Kevin Schewe
Chief Financial Officer (Principal Financial and Accounting Officer)